Form 10-Q
period 2000-09-30
DDR SYSTEMS INC
filed 2000-11-13
CIK 1104891

FORM 10-QSB

                       Securities And Exchange Commission
                             Washington, D.C. 20549


[X]     Quarterly  Report  Pursuant To Section 13 Or 15(D) Of The Securities Act
        Of  1934

For  The  Quarterly  Period  Ended  September  30,  2000.

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

     For  The  Transition  Period  From  ________  To  ________.

Commission  File  Number  333-31238


                                DDR Systems, Inc.
             (Exact Name Of Registrant As Specified In Its Charter)

               Washington                         52-2219677
     (State Or Other Jurisdiction Of           (I.R.S. Employer
     Incorporation Or Organization)           Identification No.)

                               3650 West 30th Ave
                   Vancouver, British Columbia V6s 1w8, Canada
                                 (604) 732-0623
    (Address, Including Zip Code, And Telephone Number, Including Area Code,
                  Of Registrant's Principal Executive Offices)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes     No X

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2000 was 12,300,000.

                                Table Of Contents

                                     Part I
Item 1.  Financial Statements . . . . . . . . . . . .  1

Item 2. Plan Of Operation . . . . . . . . . . . . . . 10

                                    Part Ii

Item 6 Exhibits and Reports on Form 8-K . . . . . . . 12

Signatures  . . . . . . . . . . . . . . . . . . . . . 12

Index To Exhibits . . . . . . . . . . . . . . . . . . 13

                 [This Space Has Been Intentionally Left Blank]

                                     Part I

Item 1.  Financial Statements
Unaudited Balance Sheet At September 30, 2000 And 1999 . . . . . . . . . . . . . .   1

Unaudited Statement Of Operations And Accumulated Deficit For The Nine Months
Ended September 30, 2000 And June 3, 1999 (Date Of Inception) To September 30, 2000  2

Unaudited Statement Of Stockholders Equity For The Nine Months Ended
September 30, 2000 And June 3, 1999 (Date Of Inception) To September 30, 2000. . .   3

Unaudited Statement Of Cash Flows For The Nine Months Ended September 30, 2000
And June 3, 1999 (Date Of Inception) To September 30, 2000 . . . . . . . . . . . .   4

Notes To Unaudited Financial Statement . . . . . . . . . . . . . . . . . . . . . .   6

DDR  Systems,  Inc.
(A  Development  Stage  Company)
Balance  Sheet
(Unaudited)
As  At  September  30
==========================================================================================


                                                                          2000     1999
------------------------------------------------------------------------------------------

Assets

Current
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 32,188   $     -
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .     2,131         -
                                                                       ---------  --------

                                                                         34,319         -
Capital Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,802     9,768
                                                                       ---------  --------

                                                                       $ 42,121     9,768
==========================================================================================

Liabilities And Shareholders' Equity

Current
  Accounts payable and accrued liabilities. . . . . . . . . . . . . .  $    500   $     -
                                                                       ---------  --------
Shareholders' Equity
  Capital stock
    Authorized
      20,000,000 preferred shares with a par value of $.001 per share
      100,000,000 common shares with a par value of $.001 per share
    Issued
      12,300,000 common shares. . . . . . . . . . . . . . . . . . . .    12,300    10,000
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .   101,200         -
  Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (71,879)     (232)
                                                                       ---------  --------
                                                                         41,621     9,768
                                                                       ---------  --------
                                                                       $ 42,121     9,768
==========================================================================================


                             Prepared By Management

DDR  Systems,  Inc.
(A  Development  Stage  Company)
Statement  of  Operations  and  Deficit
(Unaudited)


=====================================================================================================
                                                       For the period from     For the period from
                               For the nine-month     The date of inception    The date of inception
                                  Period ended           On June 3, 1999          On June 3, 1999
                                  September 30,         To September 30,         To September 30,
                                      2000                    1999                     2000
-----------------------------------------------------------------------------------------------------

Revenue                       $             10,000   $                    -   $               10,000
                              ---------------------  -----------------------  -----------------------

Expenses
  Amortization                               2,405                      232                    4,275
  Bank charges and interest                    231                        -                      231
  Communication                                714                        -                    1,231
  Consulting fees                           12,043                        -                   12,043
  Marketing and promotion                   27,857                        -                   30,315
  Office                                         -                        -                       13
  Professional fees                         16,867                        -                   20,867
  Travel                                     2,826                        -                   12,904
                              ---------------------  -----------------------  -----------------------

                                            62,943                      232                   81,879
                              ---------------------  -----------------------  -----------------------

Net Income For The Period                  (52,943)                    (232)                 (71,879)

Deficit, Beginning of Period               (18,936)                       -                        -
                              ---------------------  -----------------------  -----------------------

Deficit End Of Period         $            (71,879)  $                 (232)  $              (71,879)
=====================================================================================================

Loss Per Share                $             (0.006)  $               (0.000)  $               (0.006)
=====================================================================================================


                             Prepared By Management

DDR  SYSTEMS,  INC.
(A  Development  Stage  Company)
Statement  of  Shareholders'  Equity
(Unaudited)
--------------------------------------------------------------------------------------


                                                 Common shares
                                          --------------------------
                                             Number                      Additional
                                            of shares      Amount     Paid-in Capital
--------------------------------------------------------------------------------------
As at June 3, 1999                                    -  $         -  $              -

Shares issued during the period              10,000,000       10,000                 -
                                          -------------  -----------  ----------------

As at June 30, 1999                          10,000,000       10,000                 -
                                          -------------  -----------  ----------------

Shares issued during the period                       -            -                 -
                                          -------------  -----------  ----------------

As at September 30, 1999                     10,000,000       10,000                 -

Shares issued during the period for cash      2,300,000        2,300           101,200
                                          -------------  -----------  ----------------

As at December 31, 1999                      12,300,000       12,300           101,200

Shares issued during the period                       -            -                 -
                                          -------------  -----------  ----------------

As at September 30, 2000                     12,300,000  $    12,300  $        101,200
======================================================================================


                                Prepared By Management

DDR  Systems,  Inc.
(A  Development  Stage  Company)
Statement  of  Cash  Flows
 (Unaudited)


=======================================================================================================================
                                                                         For the period from      For the period from
                                                 For the nine-month     The date of inception    The date of inception
                                                    Period ended           On June 3, 1999          On June 3, 1999
                                                    September 30,         To September 30,         To September 30,
                                                        2000                    1999                     2000
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities            $            (52,943)  $                 (232)  $              (71,879)
  Net loss for the period
    Item not affecting cash
      Amortization of capital assets                           2,405                      232                    4,275
                                                ---------------------  -----------------------  -----------------------

                                                             (50,538)                       -                  (67,604)
                                                ---------------------  -----------------------  -----------------------
  Changes In Non-Cash Working Capital Items
    Prepaid expenses                                          (2,131)                       -                   (2,131)
      Accounts payable and accrued liabilities               (18,643)                       -                      500
                                                ---------------------  -----------------------  -----------------------

                                                             (20,774)                       -                   (1,631)
                                                ---------------------  -----------------------  -----------------------

                                                             (71,312)                       -                  (69,235)
                                                ---------------------  -----------------------  -----------------------
Cash Flows From Investing Activities
  Purchase of capital assets                                       -                        -                   (2,077)
                                                ---------------------  -----------------------  -----------------------

Cash Flows From Financing Activities
  Issuance of capital stock                                        -                        -                   12,300
  Increase in paid-in capital                                      -                        -                  101,200
                                                ---------------------  -----------------------  -----------------------

                                                                   -                        -                  103,500
                                                ---------------------  -----------------------  -----------------------

Increase (Decrease) In Cash For The Period                   (71,312)                       -                   32,188

Cash, Beginning Of Period                                    103,500                        -                        -
                                                ---------------------  -----------------------  -----------------------

Cash, end of period                             $             32,188   $                    -   $               32,188

Supplemental Disclosure:
Non-cash investing and financing activities
License Agreement Acquired Through
Issuance Of Capital Stock                       $                  -   $                    -   $               10,000


No significant amounts of interest or taxes were paid during the periods shown above.


                             Prepared By Management

                 [This Page Has Been Intentionally Left Blank]

DDR  Systems,  Inc.
(A  Development  Stage  Company)
Notes To Financial Statements (Unaudited)
For The Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------

Note A - Organization And Summary Of Significant Accounting Policies

Organization
------------

The Company was incorporated under the laws of the state of Washington on June 3, 1999. On June 3, 1999, the Company entered into a licensing agreement with Reach Technologies, Inc. a Washington Corporation. Under the terms of this agreement and concurrent with incorporation, the company issued 10,000,000 of its common stock to Glenn Jones, the President of Reach Technologies, Inc, The agreement allows the Company to sell a digital data recorder product line in the northeastern United States.

The Company's principal business plan is to seek immediate earnings by exploiting the license agreement with Reach Technologies, Inc. The Company plans to conduct market analysis, hire sales staff and begin marketing the Digital Data Recorder product line.

Summary  of  Significant  Accounting  Principles
------------------------------------------------

a.  Accounting  estimates
-------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

b.  Basic  earnings  per  share
-------------------------------

Basic earnings <loss> per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure with no significant potential common shares. Basic earnings <loss> per share is calculated weighted on the average number of common shares outstanding each period (2000-12,300,000; 1999-10,000,000).

c.  Office  furniture  and  equipment
-------------------------------------

Office furniture and equipment purchases are capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years. Office furniture and equipment abandoned is written off at the time of the abandonment.

DDR  Systems, Inc.
(A  Development  Stage  Company)
Notes To Financial Statements (Unaudited)
For The Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------

Note  A  -  Organization  And  Summary  Of  Significant  Accounting  Policies
(Continued)

Summary  of  Significant  Accounting  Principles  (Continued)
-------------------------------------------------------------

d.  License  agreement
-----------------------

The license agreement with Reach Technologies Inc. has been capitalized and cost and is amortized over the estimate useful life of the asset - three years and seven months, commencing June 3, 1999.

e.  Issuance  of  Common  Stock
--------------------------------

The issuance of common stock for other than cash is recorded by the Company at managements estimate of the fair value of the assets acquired or service rendered.

f.  Revenue
--------------

Revenue  is  recognized  when  product  is  shipped  to  the  customer.

g.  Income  taxes
------------------

No taxes are payable for the seven months ended December 31, 1999. See Note D regarding the net operating loss carryforward.

h.  Functional  currency
-------------------------

The financial statements are stated in U. S. dollars, which is the functional currency of the Company.

Note  B  -  License  Agreement

On June 3, 1999, DDR Systems, Inc. acquired from Reach Technologies, Inc. the rights to distribute the Reach Technologies Inc. Digital Date Recorder product line for the purpose of selling the product in the telemetry and remote sensing marketplace. This license has been capitalized based on the estimate of the fair value of the license received. The licensed product line consists of 0 to 40 Megabit per second Digital Data Recorders that are configured for laboratory and onsite use.

DDR  Systems, Inc.
(A  Development  Stage  Company)
Notes To Financial Statements (Unaudited)
For The Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------

Note  B  -  License  Agreement  (Continued)

Models consist of laboratory, rack mount and portable versions. DDR Systems, Inc., which at the time was owned by one investor-participant in Reach
Technologies Inc. paid for the license by issuing stock to the investor-participant in Reach Technologies, Inc. Under license with Reach Technologies, Inc., DDR Systems, Inc. has the exclusive right to distribute and market the Reach Technologies, Inc. licensed product line in Washington DC, Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, Vermont, New Hampshire, Maine, Ohio, Kentucky and Tennessee for an initial period beginning June 3, 1999, expiring January 31, 2003. To retain this right, DDR Systems, Inc. must purchase a minimum amount of product based on pricing established in the license agreement during each of the two years of its license, beginning February 1, 2000. DDR systems, Inc. is required to purchase $50,000 for the Reach Technologies Inc. licensed product line by January 31, 2001, a further $100,000 by January 31, 2002, and a further $100,000 by 2003 to retain  its  license.

The license agreement expires January 31, 2003, and may be renewed by DDR Systems, Inc. for additional three year periods so long as DDR Systems, Inc. is not in default. Any renewal agreement will be subject to the same minimum purchase requirement structure except that the minimum purchase amount in each year would be calculated as the greater of $120,000 and 65% of DDR Systems, Inc.'s prior years audited revenue. The agreement may be terminated by DDR Systems, Inc. at any time upon notice to Reach Technologies Inc., and by Reach Technologies Inc. for any cause, which includes breach of the agreement, the bankruptcy or insolvency of DDR Systems, Inc.; or the conviction of DDR Systems, Inc.; its officers or directors, of any crime involving moral turpitude.

Reach  Technologies  Inc.  may  change  the  price  on  a  30  days'  notice.

Note  C -  Common  Stock
------------------------

During the period ended December 31, 1999, the Company issued 12,300,000 shares. 10,000,000 shares were issued at $0.001 per share in exchange for the license agreement. 2,300,000 shares were issued at $0.045 per share for cash of $103,500.

DDR  SYSTEMS,  INC.
(A  Development  Stage  Company)
Notes To Financial Statements (Unaudited)
For The Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------

Note  D  -  Net  Operating  Loss  Carryforward

The Company's net operating loss for the nine months ended September 30, 2000 of $51,640 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the seven months ended December 31, 1999 of $18,936 may be utilized through the year ended December 31, 2019. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 1999 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

Item  2.  Plan  Of  Operation

This quarterly report on Form 10-QSB contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. You should not place undue reliance on forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause DDR Systems, Inc.'s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those discussed in this quarterly report on Form 10-QSB and in DDR Systems, Inc.'s other filings with the SEC. Although DDR Systems, Inc. believes that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently uncertain, and DDR Systems, Inc. cannot guarantee future results, levels of activity, performance, or achievements. DDR Systems, Inc. is under no duty to update any of the forward-looking statements in this quarterly report on Form 10-QSB to conform forward-looking statements to actual results. All forward-looking statements should be considered in light of these risks and uncertainties.

DDR Systems, Inc. was incorporated under the laws of the State of Washington on June 3, 1999, and is in its early developmental and promotional stages. To date, DDR Systems, Inc.'s only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. DDR Systems, Inc. has not commenced commercial operations.

DDR Systems, Inc. principal business, at present, is the marketing of its licensed product line consisting of high-tech instruments that are used to record information transferred from distant sources like aircraft and satellites. Simply put the recorders are high speed tape recorders that are capable of recording information relayed by several types of satellites and aircraft. Some of the data that can be recorded include fuel consumption, engine rotation per minute, time, pictures recorded by cameras, load stresses recorded by sensors and the status of various equipment on the craft such as batteries or radar. The recorder operates basically the same as a VCR with all the same play, fast-forward, rewind, record, scheduled operation, and other similar functions. The product line is unique in that it can record information from satellites at speeds required by those satellites. The licensed product line consists of recorders capable of recording at speeds up to 40 Megabits per second. The recorders are configured for both laboratory and onsite use. Models consist of laboratory, rack mount and portable versions.

DDR Systems, Inc.'s plan of operation for the next twelve months is to complete a market analysis, and then begin marketing the licensed product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts. Once target companies are identified, DDR Systems, Inc. will begin marketing the product.

Results  Of  Operations

Sales

DDR Systems, Inc. has generated minor revenues from operations during the periods covered by this Form 10-QSB.

Losses

Net losses for the nine months ended September 30, 2000, increased to $52,942 from $ 232 for the nine months ended September 30, 1999. The increase in losses was primarily attributable to market research and the costs associated with DDR Systems, Inc.'s registration statement.

DDR Systems, Inc. expects to continue to incur losses at least through fiscal year 2000 and there can be no assurance that DDR Systems, Inc. will achieve or maintain profitability, generate revenue or sustain future growth.

Liquidity  And  Capital  Resources

DDR Systems, Inc. has funded its cash needs over the periods covered by this Form 10-QSB with cash on hand. It is anticipated that the cash on hand of $32,188 will be sufficient to satisfy cash requirements over the next twelve months.

Capital  Expenditures

DDR Systems, Inc. made no capital expenditures over the period covered by this report. There are no planned capital expenditure in the next twelve months.

Employees

Other than hiring one commission sales staff, DDR Systems, Inc. expects no significant changes in its number of employees.

                                     PART II


Item  6.   Exhibits  And  Reports  On  Form  8-K

(A)  Exhibits

     No.              Description
     ---              -----------

     27.1             Financial  Data  Schedule

(B)  Reports  On  Form  8-K.  No  Reports  Were  Filed  On  Form 8-K During This
     Quarter.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DDR  Systems,  Inc.

          Date:  10/9/00

          /s/  Glenn  Jones
          -----------------
               Glenn  Jones
               President  &  Director

Index  To  Exhibits

Exhibit

No.                Description                          Page  No.

27.1               Financial  Data  Schedule