Form 10QSB/A
period 2000-09-30
DDR SYSTEMS INC
filed 2001-01-12
CIK 1104891

Amendment  No. 1 to
                                Quarterly Report on
                                   FORM 10-QSB/A


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
==========================================================================================


                             Prepared By Management

DDR  Systems,  Inc.
(A  Development  Stage  Company)
Statement  of  Operations  and  Deficit
(Unaudited)


=====================================================================================================
                                                       For the period from     For the period from
                               For the nine-month     The date of inception    The date of inception
                                  Period ended           On June 3, 1999          On June 3, 1999
                                  September 30,         To September 30,         To September 30,
                                      2000                    1999                     2000
-----------------------------------------------------------------------------------------------------

Revenue                       $             10,000   $                    -   $               10,000
                              ---------------------  -----------------------  -----------------------

Expenses
  Amortization                               2,405                      232                    4,275
  Bank charges and interest                    231                        -                      231
  Communication                                714                        -                    1,231
  Consulting fees                           12,043                        -                   12,043
  Marketing and promotion                   27,857                        -                   30,315
  Office                                         -                        -                       13
  Professional fees                         16,867                        -                   20,867
  Travel                                     2,826                        -                   12,904
                              ---------------------  -----------------------  -----------------------

                                            62,943                      232                   81,879
                              ---------------------  -----------------------  -----------------------

Net Income For The Period                  (52,943)                    (232)                 (71,879)

Deficit, Beginning of Period               (18,936)                       -                        -
                              ---------------------  -----------------------  -----------------------

Deficit End Of Period         $            (71,879)  $                 (232)  $              (71,879)
=====================================================================================================

Loss Per Share                $             (0.004)  $               (0.000)  $               (0.006)
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


          Date:  01/12/01

          /s/  Glenn  Jones
          -----------------
               Glenn  Jones
               President  &  Director

Index  To  Exhibits

Exhibit

No.                Description                          Page  No.

27.1               Financial  Data  Schedule