Form 10KSB
period 2000-12-31
DDR SYSTEMS INC
filed 2001-03-15
CIK 1104891

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

[X]     Annual  Report  Pursuant To Section 13 Or 15(D) Of The Securities Act Of
        1934

               For  the  fiscal  year  ended  December  31,  2000.

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

                          SUITE 122 - 2055 YORK AVENUE
                   VANCOUVER, BRITISH COLUMBIA V6J 1E5, CANADA
                                 (604) 732-0623
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

    Title of Each Class                Name of each Exchange on Which Registered
Common  Stock  ($0.0001  Par Value)                         None
Preferred Stock ($0.0001 Par Value)                         None

Securities  registered  under  Section  12(g)  of the Exchange Act:  None


     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The  issuer's total revenues for the year ended December 31, 2000, were $10,000.

On  March  12,  2001,  the  number  of  shares  outstanding of the  registrant's
Common Stock, $0.0001 par value (the only class of voting stock), was 12,300,000.

                                TABLE OF CONTENTS

                                     PART I


Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . . . .  1

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . . . . .  1

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .  1

Item 4.  Submission Of Matters To A Vote Of Security Holders. . . . . . . . .  1


                                     PART II

Item 5.  Market For Common Equity And Related Stockholder Matters . . . . . .  2

Item 6.  Plan Of Operation. . . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .  4

Item 8.  Changes And Disagreements With Accountants On Accounting And
Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .  6

Item 11. Security Ownership Of Certain Beneficial Owners And Management . . .  6

Item 12. Certain Relationships And Related Transactions . . . . . . . . . . .  7

Item 13. Exhibits And Reports On Form 8K. . . . . . . . . . . . . . . . . . .  7


                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

ITEM 2.  DESCRIPTION OF PROPERTY

DDR Systems, Inc. used to be headquartered at 3650 West 30th Avenue, Vancouver B.C. Canada where it used occupy office space rent-free until December 31, 2000. DDR Systems, Inc. has moved its headquarters to Suite 122 - 2055 York Avenue, Vancouver B.C. Canada V6J 1E5 where it now occupies office space rent-free. DDR Systems, Inc. believes that this facility is generally suitable and adequate to accommodate its current operations and that such facility is adequately insured.

ITEM 3.  LEGAL  PROCEEDINGS

DDR Systems, Inc. is currently not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year 2000, DDR Systems, Inc. did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

a)  Market  Information

DDR Systems, Inc. common stock is currently traded on the Over The Counter Bulletin Board under the symbol "DDRS". DDR Systems, Inc. common stock began trading on November 3, 2000

The table below sets forth the high and low sales prices for DDR Systems, Inc. Common Stock for the relevant quarter of 2000. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


                      Quarter           High           Low
                      -------           ----           ---
             2000     Fourth(4)         5.875         .0625

b)  Holders

As of March 13,2001, there were approximately 38 shareholders of record holding a total of 12,300,000 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

c)  Dividend

There have been no dividends declared since the inception of the company and there are no restrictions on the ability to pay dividends on common equity or that are likely to do so in the future. The payment of dividends is within the discretion of the Board of Directors and will depend on DDR Systems, Inc.'s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit DDR Systems, Inc.'s ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

d)  Recent  Sales  Of  Unregistered  Securities

On June 3, 1999, DDR Systems, Inc. issued a total of 10,000,000 shares of common stock to Glenn Jones. The issuance was compensation for the license of the Reach Technologies Inc. licensed product line rights. The offer and the sale of the stock were exempt from registration under Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933, as amended. If the exemption under Rule 504 of Regulation D is not available, then DDR Systems, Inc. believes that this offering is also exempt under Rule 506 and under Section 4(2) of the Securities Act of 1933, as amendedMr. Jones was a founder and director of DDR Technologies, Inc., and therefore an accredited investor at the time he received the offer to purchase and at the closing of the purchase of the stock. Mr. Jones agreed to resell such securities only in accordance with the provisions of Regulation D, pursuant to registration, or pursuant to an available exemption from registration. The stock contains a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation D, pursuant to registration, or pursuant to an available exemption from registration. DDR Systems, Inc. will refuse to register any transfer of the Stock not made in accordance with the provisions of Regulation D, pursuant to registration, or pursuant to an available exemption from registration.

ITEM 6.  PLAN  OF  OPERATION

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

LIQUIDITY  AND  CAPITAL  RESOURCES

DDR Systems, Inc. has funded its cash needs over the periods covered by this Form 10-KSB with cash on hand. It is anticipated that the cash on hand of $6,173 will be insufficient to satisfy cash requirements over the next twelve months. In order to support existing operations, the Company plans to seek additional financing, acquire additional shareholder capital, and reduce operating expenses.

PRODUCT  RESEARCH  AND  DEVELOPMENT

DDR Systems, Inc. plans no product research and development over the next twelve months.

CAPITAL  EXPENDITURES

DDR Systems, Inc. made no capital expenditures over the period covered by this report. There are no planned capital expenditure in the next twelve months.

EMPLOYEES

Other than hiring one commission sales staff, DDR Systems, Inc. expects no significant changes in its number of employees.

ITEM 7.  FINANCIAL STATEMENTS

                                    CONTENTS
                                    --------
                                                                            PAGE
                                                                            ----

Independent  Auditors'  Report . . . . . . . . . . . . . . . . . . . . . . . 1-2

FINANCIAL  STATEMENTS

Balance  Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Statements  of  Operations . . . . . . . . . . . . . . . . . . . . . . . . .   4

Statements  of  Stockholders'  Equity. . . . . . . . . . . . . . . . . . . .   5

Statements  of  Cash  Flows. . . . . . . . . . . . . . . . . . . . . . . . .   6

Notes  to  Financial  Statements . . . . . . . . . . . . . . . . . . . . . .7-11

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



                                                      January 24, 2001


Board  of  Directors
DDR  Systems,  Inc.
(A Development Stage Company)
Vancouver,  B.  C.  Canada

We  have  audited  the  accompanying  balance  sheets  of  DDR  Systems, Inc. (A
                                                                              --
Development Stage Company) (the "Company"), as of December 31, 2000 and 1999 and
-------------------------
the related statements of operations, stockholder's equity, and cash flows for the year and period then ended and for the period from June 3, 1999 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements at December 31, 2000 and 1999 present fairly, in all material respects, the financial position of DDR Systems, Inc. (A
                                                                              --
Development  Stage  Company) as of December 31, 2000 and 1999 and the results of
----------------------------
its operations and its cash flows for the year and period then ended, in conformity with generally accepted accounting principles.

Board  of  Directors
DDR  Systems,  Inc.
(A  Development  Stage  Company)
Vancouver,  B.  C.  Canada
Page  two


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has had no sales and suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         /s/ Bedinger & Company
                                         Bedinger & Company
                                         Certified Public Accountants
                                         Walnut Creek, California

DDR  SYSTEMS,  INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE  SHEET
DECEMBER 31, 2000 and 1999
==========================================================================
                                                           December 31
                                                     ---------------------
                                                        2000       1999
                                                     ----------  ---------
ASSETS
------

CURRENT ASSETS
--------------
  Cash                                               $   6,173   $103,500
                                                     ----------  ---------

    TOTAL CURRENT ASSETS                                 6,173    103,500
                                                     ----------  ---------

Furniture & equipment (Note A)
  Cost                                                   2,077      2,077
  Accumulated depreciation                                (658)      (242)
                                                     ----------  ---------
  Net                                                    1,419      1,835
                                                     ----------  ---------

License Agreement (Note B)
  Cost                                                  10,000     10,000
  Accumulated Amortization                              (4,419)    (1,628)
                                                     ----------  ---------
  Net                                                    5,581      8,372
                                                     ----------  ---------

    TOTAL ASSETS                                     $  13,173   $113,707
                                                     ==========  =========

CURRENT LIABILITIES
-------------------
  Accounts payable and accrued expenses              $   6,636   $ 19,143
                                                     ----------  ---------

    TOTAL CURRENT LIABILITIES                            6,636     19,143
                                                     ----------  ---------

COMMITMENT (Note B)

STOCKHOLDERS' EQUITY (Note C)
-----------------------------
    Preferred stock, par value $.001; 20,000,000 shares authorized; 0 issued and outstanding

    Common stock, par value $.001, 100,000,000
      shares authorized; issued and outstanding
      12,300,000 at December 31, 2000
      and 1999 respectively.                            12,300     12,300

      Additional paid-in capital                       101,200    101,200
      Deficit accumulated
         during the development stage                 (106,963)   (18,936)
                                                     ----------  ---------

    TOTAL STOCKHOLDERS' EQUITY                           6,537     94,564
                                                     ----------  ---------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                           $  13,173   $113,707
                                                     ==========  =========


                    See Notes to Financial Statements

DDR  SYSTEMS,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENT  OF OPERATIONS AND ACCUMULATED DEFECIT
YEAR  ENDED  DECEMBER 31, 2000  AND
THE PERIOD JUNE 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000 AND 1999
------------------------------------------------------------------------------------


                                                     June 3, 1999     June 3, 1999
                                    Year Ended     (inception) to    (inception) to
                                   December 31,     December 31,      December 31,
                                       2000             1999              2000
                                  --------------  ----------------  ----------------
REVENUE                           $      10,000   $             -   $        10,000


COSTS AND EXPENSES
------------------
     Bank charges and interest              267                                 267
     Communication                        7,687               517             8,204
     Consulting fees                     16,043                              16,043
     Depreciation and amortization        3,207             1,870             5,077
     Marketing & Promotion               28,571             2,458            31,029
     Office                                   -                13                13
     Professional Fees                   36,547             4,000            40,547
     Travel                               5,705            10,078            15,783
                                  --------------  ----------------  ----------------
       TOTAL EXPENSES                    98,027            18,936           116,963
                                  --------------  ----------------  ----------------

NET <LOSS>                              (88,027)          (18,936)         (106,963)
                                  --------------  ----------------  ----------------

BASIC AND DILUTED                 $      (0.007)  $        (0.001)
                                  ==============  ================
LOSS PER SHARE (Note A)


                    See Notes to Financial Statements

DDR  SYSTEMS,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENT  OF  STOCKHOLDERS'  EQUITY
YEAR  ENDED  DECEMBER 31, 2000  AND
THE PERIOD JUNE 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000 AND 1999
----------------------------------------------------------------------------------------------------

                                                   Common Stock            Deficit Accumulated
                                               --------------------            during the
                                                                    Additional  Develop     Total
                                                Number of            Paid-in    -mental  Stockholder's
                                                 Shares     Amount   Capital     Stage     Equity
                                               -----------  -------  --------  ----------  -------
BALANCES
  June 3, 1999                                          -   $     -  $      -  $       -   $     -

  Shares issued during the period
    Shares issued to acquire license (Note B)  10,000,000    10,000
    Shares issued for cash                      2,300,000     2,300   101,200

  Net loss for the period from June 3, 1999
  (inception) through December 31, 1999                                          (18,936)

BALANCES
                                               -----------  -------  --------  ----------  -------
  December 31, 1999                            12,300,000    12,300   101,200    (18,936)   94,564

  Net loss for 2000                                                              (88,027)

BALANCES
                                               -----------  -------  --------  ----------  -------
  December 31, 2000                            12,300,000   $12,300  $101,200  $(106,963)  $ 6,537
                                               ===========  =======  ========  ==========  =======


                    See Notes to Financial Statements

DDR  SYSTEMS,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENT  OF  CASH  FLOWS
YEAR  ENDED  DECEMBER  31,  2000  AND
THE PERIOD JUNE 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000 AND 1999
------------------------------------------------------------------------------------------------------------


                                                               Year         June 3, 1999      June 3, 1999
                                                              Ended        (Inception) to    (Inception) to
                                                           December 31,     December 31,      December 31,
                                                               2000             1999              2000
                                                          --------------  ----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
          Net <loss>                                      $     (88,027)  $       (18,936)  $      (106,963)
          Adjustments to reconcile net earnings <loss>
            to net cash used by operating activities:
              Depreciation and amortization                       3,207             1,870             5,077

CHANGES IN CURRENT ASSETS AND CURRENT
          ASSETS AND CURRENT LIABILITIES:
          Increase (decrease) in current liabilities:
            Accounts payable and accrued expenses               (12,507)           19,143             6,636
                                                          --------------  ----------------  ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       (97,327)            2,077           (95,250)
                                                          --------------  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of furniture and equipment                       -            (2,077)           (2,077)
                                                          --------------  ----------------  ----------------


NET CASH <USED> FOR INVESTING ACTIVITIES                              -            (2,077)           (2,077)
                                                          --------------  ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Sale of common stock                                         -           103,500           103,500
                                                          --------------  ----------------  ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             -           103,500           103,500
                                                          --------------  ----------------  ----------------


NET INCREASE IN CASH                                            (97,327)          103,500             6,173

CASH, beginning of period                                       103,500                 -                 -
                                                          --------------  ----------------  ----------------

CASH, end of period                                       $       6,173   $       103,500   $         6,173
                                                          ==============  ================  ================


SUPPLEMENTAL DISCLOSURE:

Noncash investing and financing activities
     License agreement acquired by issue of common stock  $           -   $        10,000   $        10,000
                                                          ==============  ================  ================


No significant amounts of interest or taxes were paid during the periods shown above.


                    See Notes to Financial Statements

DDR  SYSTEMS,  INC.
(A  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2000  AND  1999

--------------------------------------------------------------------------------

NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

Organization
------------

The Company was incorporated under the laws of the state of Washington on June 3, 1999. On June 3, 1999, the Company entered into a licensing agreement with Reach Technologies, Inc. a Washington Corporation. Under the terms of this agreement and concurrent with incorporation, the Company issued 10,000,000 of its common stock to Glenn Jones, the President of Reach Technologies, Inc. The agreement allows the Company to sell a digital data recorder product line in the northeastern United States.

The Company has been in the development stage since its formation on June 3, 1999. The Company's principal business plan is to seek immediate earnings by exploiting the license agreement with Reach Technologies, Inc. The Company plans to conduct market analysis, hire sales staff and begin marketing the Digital Data Recorder product line.

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

b.  Basic  earnings  per  share
-------------------------------

Basic earnings <loss> per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure with no significant potential common shares. Basic earnings <loss> per share is calculated weighted on the average number of common shares outstanding each year (2000-12,300,000; 1999-12,300,000).

DDR  SYSTEMS,  INC.
(A  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2000  AND  1999

--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Summary  of  Significant  Accounting  Principles  (Continued)
-------------------------------------------------------------

c.  Office  furniture  and  equipment
-------------------------------------

Office furniture and equipment purchases are capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years. Office furniture and equipment abandoned is written off at the time of the abandonment.

d.  License  agreement
----------------------

The license agreement with Reach Technologies Inc. has been capitalized and the cost will be amortized over the estimated useful life of the asset - three years and seven months, commencing June 3, 1999.

e.  Issuance  of  Common  Stock
-------------------------------

The issuance of common stock for other than cash is recorded by the Company at managements estimate of the fair value of the assets acquired or service rendered.

f.  Revenue
-----------

Revenue  is  recognized  when  the  product  is  shipped  to  the  customer.

g.  Income  taxes
-----------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income taxes are provided based on earnings reported for financial statements purposes. Deferred taxes are provided on the temporary differences between income for financial statement and tax purposes. No taxes are payable for the year ended December 31, 2000.
See  Note  D  regarding  the  net  operating  loss  carryforward.

DDR  SYSTEMS,  INC.
(A  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2000  AND  1999

--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Summary  of  Significant  Accounting  Principles  (Continued)
-------------------------------------------------------------

h.  Functional  currency
------------------------

The financial statements are stated in U. S. dollars, which is the functional currency of the Company.

i.  Going  Concern
------------------

The company has had no sales and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. However, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  B  -  LICENSE  AGREEMENT  WITH  RELATED  PARTY
----------------------------------------------------

On June 3, 1999, DDR Systems, Inc acquired from Reach Technologies, Inc. the rights to distribute the Reach Technologies Inc. Digital Date Recorder product line for the purpose of selling the product in the telemetry and remote sensing marketplace. This license has been capitalized based on the estimate of the fair value of the license received. The licensed product line consists of 0 to 40 Megabit per second Digital Data Recorders that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. DDR Systems, Inc., which at the time was owned by one investor-participant in Reach Technologies Inc. paid for the license by issuing stock to the investor-participant in Reach Technologies, Inc. Under license with Reach Technologies, Inc., DDR Systems, Inc. has the exclusive right to distribute and market the Reach Technologies, Inc. licensed product line in Washington DC, Virginia, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, Vermont, New Hampshire, Maine, Ohio, Kentucky and Tennessee for an initial period beginning June 3, 1999, expiring January 31, 2003. To retain this right, DDR Systems, Inc. must purchase a minimum amount of product based on pricing established in the license agreement during each of the two years of its license, beginning February 1, 2000. DDR systems, Inc. is required to purchase $50,000 for the Reach Technologies Inc. licensed product line by January 31, 2001, a further $100,000 by January 31, 2002, and a further $100,000 by 2003 to retain its license (See Note E). The current price for the Reach Technologies Inc. licensed product line is as follows:

DDR  SYSTEMS,  INC.
(A  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2000  AND  1999

--------------------------------------------------------------------------------

NOTE  B  -  LICENSE  AGREEMENT  (Continued)
-------------------------------------------

  PRODUCT                                 MODEL NUMBER   WHOLESALE PRICE
                                                           (US DOLLARS)
  DIGITAL DATE RECORDER (BENCHTOP)
  DAT based recorder                      DDR-4mm        $         12,170
  Exabyte based recorder                  DDR-8mm        $         13,650
  DLT based recorder                      DDR-DLT        $         16,700

  DIGITAL DATE RECORDER (PORTABLE)
  (PRICE DOES NOT INCLUDE IBM LAPTOP PC)
  DAT based recorder                      DDR-P-4mm      $         12,170
  Exabyte based Portable                  DDR-P-8mm      $         13,220

  DIGITAL DATE RECORDER (OPTIONS)
  RS-422 I/O option (2 channels)          DDR-RS422      $            870

Reach  Technologies  Inc.  may  change  the  price  on  a  30  days'  notice.

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

NOTE  C-  COMMON  STOCK
-----------------------

No stock was issued for the year ended December 31, 2000. During the period ended December 31, 1999, the Company issued 12,300,000 shares. 10,000,000 shares were issued at $0.001 per share in exchange for the license agreement.
2,300,000  shares  were  issued  at  $0.045  per  share  for  cash  of $103,500.

DDR  SYSTEMS,  INC.
(A  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2000  AND  1999

--------------------------------------------------------------------------------

NOTE  D  -  NET  OPERATING  LOSS  CARRYFORWARD
----------------------------------------------

The Company's net operating loss for year ended December 31, 2000 of $88,027 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the seven months ended December 31, 1999 of $18,936 may be utilized through the year ended December 31, 2019. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2000 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by approximately $18,200 for the year ended December 31, 2000.


NOTE  E  -  SUBSEQUENT  EVENT
-----------------------------

On January 14, 2001, DDR Systems, Inc amended the Licensing Agreement with Reach Technologies, Inc. dated June 3, 1999 as it pertains to minimum purchase requirements. The parties agreed that, in exchange for the payment by promissory note of $5,000, Reach Technologies, Inc. would not terminate the Licensing Agreement dated June 3, 1999 for failure to purchase $50,000 of the Reach Technologies Inc. licensed product line by January 31, 2001.

All other terms in the Licensing Agreement dated June 3, 1999 remain the same including but not limited to the commitment to purchase $100,000 of the Reach Technologies Inc. licensed product line by January 31, 2002, and a further $100,000 by January 31, 2003, to retain its license. If these minimum purchase levels are not achieved, Reach Technologies Inc. shall have the right to terminate the agreement, immediately and without penalty.

NOTE  F  -  MANAGEMENT'S  PLANS
-------------------------------

As discussed in Note A, the Company has been in the development stage since its inception on June 3, 1999. It is the Company's intention to grow through generating sales. However, in order to support existing operations, the Company plans to seek additional financing, acquire additional shareholder capital, and to reduce operating expenses. The ability to achieve these objectives raises substantial doubt about the company's ability to continue as a going concern.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

DDR Systems, Inc has had no changes in or disagreements with its accountants in its two most recent fiscal years or any later interim period.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DDR Systems, Inc's directors hold office until the annual meeting of shareholders next held after their election. The Officers and Directors of DDR Systems, Inc as of March 13, 2001 are as follows:

Name                    Age    Position
----                    ---    --------

Glenn  Jones            40     President, and Director

Katherine  Finnegan     40     Chief Financial Officer

Glenn Jones, was appointed President, and director of DDR Systems, Inc. on June 3, 1999. In 1986, Mr. Jones graduated from the University of British Columbia with a degree in Electrical Engineering. During the past seven years, Mr. Jones has worked with Reach Technologies Inc. as a Director and the head of research and development. While initially working with Reach Technologies, Inc., Mr. Jones worked for two years as an engineer in the Telcom Test Division of Hewlett Packard. Mr. Jones has also worked for ten years as an engineer with MacDonald Dettwiler and Associates (a wholly owned subsidiary of Orbital Sciences Inc.), a Satellite Ground Station developer. Mr. Jones devotes approximately 40% of his time to his position in Reach Technologies, Inc., conducting research and development.

Katherine Finnegan, was appointed Chief Financial Officer of DDR Systems, Inc. on December 3, 1999. During the past 3 years, Ms. Finnigan has worked as the Director of Finance of Axion Internet, Inc., an Internet service provider. In the prior 2 years, Ms. Finnigan worked in corporate accounting for Planvest financial, a mutual fund dealer and subsidiary of CM Oliver, Inc. a brokerage house. Prior to that Ms. Finnigan was the Chief Financial Officer of the Kinsman Rehabilitation Foundation, a non profit organization.


                                        5
ITEM  10.  EXECUTIVE  COMPENSATION

The following table provides summary information for the years 1999, and 2000 concerning cash and noncash compensation paid or accrued by DDR Systems, Inc. to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

                              SUMMARY COMPENSATION TABLE
                                                             Long Term Compensation
                                                             ------------------------
                        Annual  Compensation                  Awards        Payouts
                       --------------------------------------------------------------

                                             Other               Securities
                                             Annual   Restricted   Under-
Name and                                     compen-    Stock      lying      LTIP    All Other
Principal                 Salary     Bonus   sation     Awards    Options/   Payouts   Compen-
Position         Year      ($)        ($)      ($)       ($)       SARs(#)     ($)    sation($)
------------------------------------------------------------------------------------------------
Glenn Jones      1999            -        -        -           -         -         -           -
President,       2000            -        -        -           -         -         -      19,000
Secretary,
and Director

Compensation  of  Directors

There is no plan in place at this time for DDR Systems, Inc.'s directors to be compensated.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of DDR Systems, Inc. as of March 31, 2000, by each shareholder who is known by DDR Systems, Inc. to beneficially own more than 5% of the outstanding Common Stock, by each director, and by all executive officers and directors as a group.

Title Of Class             Name And Address      Amount And Nature   Percent Of Class
                         Of Beneficial Owner    Of Beneficial Owner
Common Stock            Glenn Jones Suite                10,000,000              81.3%
                         122 - 2055 York
                        Avenue, Vancouver
                        B.C. Canada V6J 1E5

Common Stock            All Executive Officers           10,000,000              81.3%
                        and Directors as a
                        Group (1)

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On June 3, 1999 10,000,000 shares were issued at $0.001 per share in exchange for the right to distribute the Reach Technologies Inc. licensed product line. Glenn Jones, is an one third shareholder in Reach Technologies Inc., the licenser of DDR Systems, Inc.'s right to distribute the Reach Technologies Inc. licensed product line.

On January 14, 2001, DDR Systems, Inc amended the Licensing Agreement with Reach Technologies, Inc. dated June 3, 1999 as it pertains to minimum purchase requirements. The parties agreed that, in exchange for the payment by promissory note of $5,000, Reach Technologies, Inc. would not terminate the Licensing Agreement dated June 3, 1999 for failure to purchase $50,000 of the Reach Technologies Inc. licensed product line by January 31, 2001.

All other terms in the Licensing Agreement dated June 3, 1999 remain the same including but not limited to the commitment to purchase $100,000 of the Reach Technologies Inc. licensed product line by January 31, 2002, and a further $100,000 by January 31, 2003, to retain its license. If these minimum purchase levels are not achieved, Reach Technologies Inc. shall have the right to terminate the agreement, immediately and without penalty.

ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8K

1. Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB, which is incorporated herein by reference.
2. Reports on Form 8-K: During the year 2000, DDR Systems, Inc did not file any Form 8-K's.


                 [This Space Has Been Intentionally Left Blank]

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of March 2001.

                                         DDR  Systems,  Inc

                                         /s/  Glenn  Jones
                                         ---------------------------
                                         Name:  Glenn  Jones
                                         Title:  President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                         Date
---------                   -----                         ----

/s/  Glenn Jones
----------------

Glenn  Jones                President and Director        March 13, 2001.


                 [This Space Has Been Intentionally Left Blank]

                         ITEM 2. DESCRIPTION OF EXHIBITS

INDEX  TO  EXHIBITS
Exhibit  Page  Description
No.      No.
---      ---
3(a)(i)  *  Articles  Of  Incorporation  Of  DDR  Systems, Inc. (Incorporated by
            reference  filed  with  the  Company's  Form  S-1  on  February  28,
            2000).

3(a)(ii) *  By-laws  Of DDR Systems, Inc. (Incorporated by reference filed with the  Company's  Form  S-1  on  February  28,  2000).

10.1     *  Agreement Between DDR Systems, Inc. And Reach Technologies Inc Dated
            June 3, 1999 for the right to distribute the Reach Technologies Inc. licensed product line. (Incorporated by reference filed with the
            Company's Form  S-1 on  February  28,  2000)

10.2     *  Subscription Agreement and Investment Letter  re:  Gauntlett Limited
            (Incorporated by reference filed with the Company's Form S-1/A on April 27, 2000)

10.3     *  Subscription  Agreement  and  Investment   Letter   re:  World  Wise
            Traders   Limited   (Incorporated   by   reference  filed  with  the
            Company's  Form  S-1/A  on  April  27,  2000)

10.4     *  Subscription   Agreement  and  Investment  Letter  re:  Green  Grove
            Trading  Limited  (Incorporated  by   reference   filed   with   the
            Company's  Form  S-1/A  on  April  27,  2000)

10.5     *  Subscription  Agreement  and  Investment  Letter re: Valonia Limited
            (Incorporated by reference filed with the Company's Form S-1/A on April 27, 2000)

10.6     10 Agreement  Between  DDR  Systems, Inc. And Reach  Technologies  Inc
            Dated January 14, 2001 amending the Licensing Agreement with Reach Technologies, Inc. dated June 3, 1999 as it pertains to minimum purchase requirements.

23       14 Consent  of  Independent  Public Accountant, dated March 14, 2001.