Form 10QSB
period 2001-03-31
GRAND PRIX SPORTS INC
filed 2001-05-22
CIK 1104891

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Quarterly Period Ended March 31, 2001.

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Transition Period From ____________________ To ___________________.

     Commission File Number 333-31238


                                Grand Prix Sports, Inc.
             (Exact Name Of Registrant As Specified In Its Charter)

               Washington                          52-2219677
     (State Or Other Jurisdiction Of            (I.R.S. Employer
      Incorporation Or Organization)           Identification No.)

                               c/o Randolf W. Katz
                          2020 Main Street , Suite 600
                                Irvine, CA 92614
                                 (949) 223-7103
    (Address, Including Zip Code, And Telephone Number, Including Area Code,
                  Of Registrant's Principal Executive Offices)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]    No [ ]

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2001 was 15,000,000.

                                TABLE OF CONTENTS

                                     Part I

Item 1.  Financial Statements . . . . . . . . . . . .  . . . . . . . .   1

Item 2.  Management's Discussion and Analysis or Plan Of Operation . .  12

                                    Part II

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .  16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                                     Part I

Item 1.  Financial Statements

Unaudited Balance Sheets As At March 31, 2001 and 2000 . . . . . . . .   1

Unaudited Statements Of Operations And Accumulated Deficit For
The Three Months Ended March 31, 2001 and 2000 and for the period
June 3, 1999 (Date of Inception) to March 31, 2001 . . . . . . . . . .   2

Unaudited Statements Of Stockholders Equity For The Three Months
Ended March 31, 2001 and 2000 and for the period June 3, 1999
(Date of Inception) to March 31, 2001  . . . . . . . . . . . . . . . .   3

Unaudited Statements Of Cash Flows For The Three Months Ended
March 31, 2001 and 2000  . . . . . . . . . . . . . . . . . . . . . . .   4

Notes To Unaudited Financial Statements  . . . . . . . . . . . . . . .   5

                             Grand Prix Sports, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)
                          As At March 31, 2001 and 2000
================================================================================

                                                 March 31, 2001    March 31, 2000
                                                 --------------    --------------
ASSETS

CURRENT ASSETS
     Cash                                         $       631         $ 71,509
                                                  -----------         --------
          TOTAL CURRENT ASSETS                            631           71,509
                                                  -----------         --------
Furniture and Equipment (Note A)
     Cost                                               2,077            2,077
     Accumulated depreciation                            (762)            (346)
                                                  -----------         --------
     Abandonment of furniture and equipment            (1,315)
                                                  -----------         --------
     Net                                                    0            1,731
                                                  -----------         --------
License Agreement (Note B)
     Cost                                                 500           10,000
     Accumulated depreciation                            (256)          (2,326)
                                                  -----------         --------
     Net                                                  244            7,675
                                                  -----------         --------
Nordic Racing Limited Investment                    1,194,420
                                                  -----------         --------
          TOTAL ASSETS                            $ 1,195,295         $ 80,914
                                                  ===========         ========

CURRENT LIABILITIES
     Loan from Shareholders                       $    17,308
     Accounts payable and accrued expenses             22,690         $  5,000
                                                  -----------         --------
          TOTAL CURRENT LIABILITIES               $    39,998         $  5,000
                                                  -----------         --------

COMMITMENT (Note B)

STOCKHOLDERS' EQUITY (Note C)
     Preferred stock, par value $0.001;
       20,000,000 shares authorized; 0 issued
       and outstanding
     Common stock, par value $0.001;
       100,000,000 shares authorized;
       issued and outstanding 15,000,000
       and 12,300,000 at March 31, 2001
       and March 31, 2000 respectively                12,500            12,300

     Additional Paid in Capital                    1,301,000           101,200
     Deficit accumulated during the
     development stage                              (158,203)          (37,586)
                                                  ----------          --------
          TOTAL STOCKHOLDERS' EQUITY               1,155,927            75,914
                                                  ----------          --------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                  $1,195,295           $80,914
                                                  ==========          ========

                             Prepared By Management
                             Grand Prix Sports, Inc.
                          (A Development Stage Company)
          Statements of Operations and Accumulated Deficit (Unaudited)
             for the three months ended March 31, 2001 and 2000 and
       For the period June 3, 1999 (Date of Inception) to March 31, 2001

                                           Three Months          Three Months         June 3, 1999
                                          Ended March 31,       Ended March 31,      (inception) to
                                               2001                  2000            March 31, 2001
                                          ---------------       ---------------      --------------
REVENUE                                                                                 $  10,000

COSTS AND EXPENSES
     Loss on investment                     $   5,580            $       --                 5,580
     Bank charges and interest                     11                    91                   278
     Communication                                 --                    --                 8,204
     Consulting fees                               --                    --                16,043
     Depreciation and amortization                802                   802                 5,879
     Marketing and promotion                       --                14,857                31,029
     Office                                        --                    --                    13
     Professional fees                         36,384                 2,900                76,931
     Investor relations                         2,509                                       2,509
     Write-down of loss due to
       License Revisions                        4,639                    --                 4,639
     Write-down of furniture and
       equipment                                1,315                                       1,315
     Travel                                        --                    --                15,783
                                            ---------             ---------             ---------
          TOTAL EXPENSES                       51,240                18,650               168,203

                                            $ (51,240)            $ (18,650)            $(158,203)
                                            ---------             ---------             ---------
NET EARNINGS (LOSS)
DEFICIT AT BEGINNING OF PERIOD               (106,963)              (18,936)
                                            ---------             ---------             ---------
DEFICIT AT END OF PERIOD                    $(158,203)            $ (37,586)            $(158,203)
                                            =========             =========             =========
BASIC AND DILUTED LOSS PER SHARE
  (Note A)                                  $  (0.003)            $  (0.003)
                                            =========             =========             =========

                             Prepared By Management
                             Grand Prix Sports, Inc.
                          (A Development Stage Company)
                 Statements of Shareholders' Equity (Unaudited)
             For the Three Months Ended March 31, 2001 and 2000 and
       For the Period June 3, 1999 (Date of Inception) to March 31, 2001

                                                                       Common Stock
                                                               -------------------------------           Additional
                                                               Number of Shares         Amount         Paid-In Capital
                                                               ----------------        -------         ---------------

BALANCES
     June 3, 1999                                                        --             $  --            $       --

     Shares issued during the period
                                                                -----------             ------            ---------
          Shares issued to acquire license (Note B)              10,000,000             10,000                   --
                                                                -----------             ------            ---------

BALANCES
     June 30, 1999                                               10,000,000             10,000                   --
           Shares issued during the period
               Shares issued for cash                             2,300,000              2,300              101,200

BALANCES
                                                                -----------             ------            ---------
     December 31, 1999                                           12,300,000             12,300              101,200
                                                                -----------             ------            ---------

BALANCES
                                                                -----------             ------            ---------
    December 31, 2000                                            12,300,000             12,300              101,200
                                                                -----------             ------            ---------
           Shares issued during the period
                Shares issued for Nordic acquisition                200,000                200            1,199,800
          Shares canceled during the period
                Shares canceled for license                      (9,500,000)                --                   --
                agreement revisions
          5:1 forward stock split                                       5:1

BALANCES
                                                                -----------             ------            ---------
          March 31, 2001                                         15,000,000             12,500            1,301,000
                                                                ===========             ======            =========

                             Prepared By Management
                             Grand Prix Sports, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
             For the Three Months Ended March 31, 2001 and 2000 and
       For the Period June 3, 1999 (Date of Inception) to March 31, 2001

                                                             Three                 Three            June 3, 1999
                                                          Months Ended          Months Ended       (inception) to
                                                         March 31, 2001        March 31, 2000      March 31, 2001
                                                         --------------        --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)                                            $   (51,240)          $ (18,650)          $(158,203)
     Adjustments to reconcile net earnings
       (loss) to net cash used by operating
       activities
          Depreciation and Amortization                            802                 802               5,879
          Loss on write-down of license revisions                4,639                  --               4,639
          Write-down of abandonment of
            furniture and equipment                              1,315                                   1,315
          Loss on investment                                     5,580                  --               5,580

CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES:
     Increase in current liabilities:
          Shareholders loan                                     17,308                  --              17,308
          Accounts payable and accrued expenses                 16,054             (14,143)             22,690
                                                           -----------           ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       (5,542)            (31,991)           (100,792)
                                                           -----------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of furniture and equipment                         --                  --              (2,077)
                                                           -----------           ---------           ---------
NET CASH (USED) FOR INVESTING ACTIVITIES                            --                  --              (2,077)
                                                           -----------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of Common Stock                                           --                  --             103,500
                                                           -----------           ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           --                  --             103,500
                                                           -----------           ---------           ---------

NET INCREASE IN CASH
     Cash, beginning of period                                   6,173             (91,991)                 --
     Cash, end of period                                           631             103,500                 631
                                                           -----------           ---------           ---------

                                                           $    (5,542)          $  71,509           $     631
                                                           ===========           =========           =========

SUPPLEMENTAL DISCLOSURE:
     Noncash investing and financing activities                                                      $  10,000
        License agreement acquired by
          issue of common stock
        Nordic Racing Limited acquired by
          issue of common stock                            $ 1,200,000


No significant amount of interest or taxes were paid during the periods shown above.

                             Prepared By Management
                             Grand Prix Sports, Inc.
                          (A Development Stage Company)
                    Notes To Financial Statements (Unaudited)
                    For The Three Months Ended March 31, 2001

Note A - Organization And Summary Of Significant Accounting Policies

Organization

The Company has been in the development stage since its incorporation under the laws of the state of Washington on June 3, 1999. On June 3, 1999, the Company acquired from Reach Technologies, Inc. ("Reach"), the rights to distribute the Reach Digital Data Recorder product line for the purpose of selling the product in the telemetry and remote sensing marketplace. This license was capitalized based on the estimate of fair market value of the license received. The licensed product line consists of 0 to 40 Megabit per second Digital Data Recorders that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The Company paid for the license by issuing 10,000,000 (pre-split) shares of its common stock to Glenn Jones, the President of Reach. Under the license with Reach, the Company had the exclusive right to distribute and market Reach's product line to the northeastern United States for a period of time beginning June 3, 1999 and ending January 31, 2003. To retain the license, the Company was required to purchase a minimum amount of product based on pricing established in the license agreement during each of the two years of its license, beginning February 1, 2000. The Company was required to purchase $50,000 of the product line by January 31, 2001, an additional $100,000 of the product line by January 31, 2002, and an additional $100,000 of the product line by January 31, 2003.

The license agreement contained a provision that it could be renewed for additional three-year periods, so long as the Company was not in default. Any renewal agreement will be subject to the same minimum purchase requirements, except that the minimum purchase amount in each subsequent year would be calculated as the greater of $120,000 and 65% of the Company's prior year's audited revenue.

On January 14, 2001, the Company and Reach amended the license agreement as it pertained to minimum purchase requirements. The parties agreed that, in exchange for a $5,000 promissory note in favor of Reach, Reach would not terminate the license agreement if the Company failed to purchase $50,000 of the product line by January 31, 2001. All other terms of the license agreement remained the same, including the additional minimum purchase requirements.

On March 9, 2001, the parties again amended the license agreement to provide that it would no longer be exclusive. In connection with this amendment, Glenn Jones returned 9,500,000 (pre-split) shares of the Company's common stock to the Company's treasury for cancellation.

Effective March 9, 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Exchange Agreement") with Damask International, Jonathan Iseson,
R. Todd Stabler, and Dr. and Mrs. Robert J. Harman. Damask International and Jonathan Iseson constituted the record and beneficial owners of forty percent (40%), or 67 ordinary shares, of the issued and outstanding shares of the capital stock of Nordic Racing Limited, a British corporation ("Nordic"). Pursuant to the terms of the Exchange Agreement, the Registrant sold and issued an aggregate of 200,000 (pre-split) shares of its common stock -- 140,000 shares to Damask International, 30,000 shares to Jonathan Iseson, 20,000 shares to R. Todd Stabler, and 10,000 shares to Dr. and Mrs. Robert J. Harman.

Subsequent to the closing of the Exchange Agreement, the Company effected a 5-for-1 forward stock split. Thus, all references to shares outstanding prior to the March 9, 2001 closing of the Exchange Agreement, including those in the Shareholders' Equity section of the Balance Sheet and in the Statements of Shareholders' Equity, are pre-split references.

Nordic was incorporated in the United Kingdom on January 11, 1990, to operate a motor racing team. Since inception, Nordic has specialized in the FIA Formula 3000 International Championship racing series ("Formula 3000"). Formula 3000 is the training ground for the more widely known Formula 1 race series. Recently, the authorized number of teams participating in Formula 3000 was reduced from 18 to 14. Nordic remained one of the authorized teams. If a new team wishes to enter the Formula 3000 arena, it must purchase an already existing team.

Currently, Nordic's team consists of two drivers and two race cars, as well as the requisite machinery, mechanics, tools, and engineers required to maintain and improve the team. At the end of the 2000 race season, Nordic was ranked 5th overall on the Formula 3000 circuit and was the highest finishing independently owned race team in Formula 3000. In 2001, Nordic and the other Formula 3000 teams are scheduled to compete at 12 of the venues where Formula 1 teams will compete.

Nordic, like all Formula 3000 teams, has obtained sponsors who wish their products to be marketed to the Formula 3000 audience through the exchange of cash contributions (used to operate the team) for placement of logos and other advertising on the team's uniforms, race cars, and transporters. In early 2001, Nordic signed a sponsorship agreement with the Coca-Cola Company for a "title sponsorship" position - meaning that Coca-Cola has the most prominently displayed logo of Nordic's sponsors. As a result, the team is now referred to as "Coca-Cola Nordic Racing." Nordic also has a sponsorship agreement with "Eurosport" - the pan-European sports television channel.

The Company's principal business plan is to seek immediate earnings by exploiting the license agreement with Reach Technologies, Inc. The Company plans to conduct market analysis, hire sales staff and begin marketing the Digital Data Recorder product line. It is the Company's intention to grow through generating sales. However, to support existing operations, the Company plans to seek additional financing, acquire shareholder capital, reduce operating expenses and obtain additional sponsors.

Summary of Significant Accounting Principles

a. Accounting estimates

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

b. Basic earnings per share

     Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure with no significant potential common shares. Basic earnings (loss) per share are calculated weighted on the average number of common shares (pre-split) outstanding each period (2001-15,000,000; 2000-12,300,000; 1999-12,300,000).

c. Office furniture and equipment

     Office furniture and equipment purchases were capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years. Office furniture and equipment abandoned is written off at the time of the abandonment. As the office furniture and equipment were abandoned during the quarter, $1,315 was written off.

d. License agreement

     The license agreement with Reach Technologies Inc. was previously capitalized and amortized over the estimate useful life of the asset - three years and seven months, commencing June 3, 1999. However, under the renegotiated Non-Exclusive License Agreement, 9,500,000 (pre-split) shares of the 10,000,000 (pre-split) shares of the Company's common stock issued to Glenn Jones in exchange for the original Exclusive License Agreement were returned to the Company and canceled. Thus, the undepreciated value of the now non-exclusive license agreement was reduced from $10,000 to $500.

e. Nordic Racing Limited Investment

     The investment with Nordic Racing Limited is being reported using the Equity Method of Accounting. The summarized assets and liabilities of the purchased company at December 31, 2000 in U.S. dollars are as follows:

                  Cash                               $ 23,353
                  Property and equipment (net)        108,512
                  Notes receivable                    134,724
                                                     --------
                                                     $266,589
                                                     ========

                  Current liabilities                $ 29,487
                  Other liabilities                    13,649
                  Net worth                           223,453
                                                     --------
                                                     $266,589
                                                     ========

f. Issuance of Common Stock

     The issuance of common stock for other than cash is recorded by the Company at Management's estimate of the fair value of the assets acquired or service rendered.


g. Revenue

     Revenue is recognized when product is shipped to the customer.

h. Income taxes

     No taxes are payable for the three months ended March 31, 2001.

i. Functional currency

     The financial statements are stated in U. S. Dollars, which is the functional currency of the Company.

Note B - License Agreement

On June 3, 1999, the Company acquired from Reach Technologies, Inc. ("Reach") the rights to distribute the React Technologies Inc. Digital Data Recorder product line for the purpose of selling the product in the telemetry and remote sensing marketplace. This license was capitalized based on the estimate of fair market value of the license received. The licensed product line consists of 0 to 40 Megabit per second Digital Data Recorders that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The Company paid for the license by issuing 10,000,000 (pre-split) shares of it common stock to Glenn Jones, the President of Reach. Under the license with Reach, the Company had the exclusive right to distribute and market Reach's product line to the northeastern United States for a period of time beginning June 3, 1999 and ending January 31, 2003. To retain the license, the Company was required to purchase a minimum amount of product based on pricing established in the license agreement during each of the two years of its license, beginning February 1, 2000. The Company was required to purchase $50,000 of the product line by January 31, 2001, an additional $100,000 of the product line by January 31, 2002 and an additional $100,000 of the product line by January 31, 2003.

The license agreement contained a provision that it could be renewed for additional three years periods, so long as the Company was not in default. Any renewal agreement will be subject to the same minimum purchase requirements, except that the minimum purchase amount in each subsequent year would be calculated as the greater of $120,000 and 65% of the Company's prior year's audited revenue. The agreement may be terminated by the Company at any time upon notice to Reach, and by Reach for any cause, which includes breach of the agreement, the bankruptcy or insolvency of the Company; or the conviction of the Company; its officers or directors, of any crime involving moral turpitude.

On January 14, 2001, the Company and Reach amended the license agreement as it pertained to minimum purchase requirements. The parties agreed that, in exchange for a $5,000 promissory note, Reach would not terminate the license agreement for the Company's failure to purchase $50,000 of the product line by January 31, 2001. All other terms of the license agreement remained the same, including the additional minimum purchase requirements.

On March 9, 2001, the parties again amended the license agreement to provide that it would no longer be exclusive. In connection with this amendment, Glenn Jones returned 9,500,000 (pre-split) shares of the Company's common stock to the Company's treasury for cancellation.

Note C - Common Stock

During the period ended March 31, 2001, the Company issued 200,000 (pre-split) shares common stock at $6.00 per share in exchange for the purchase of forty percent (40%) of Nordic Racing Limited.

Note D - Net Operating Loss Carryforward

The Company's net operating loss for the three months ended March 31, 2001 of $51,240 may be utilized through the year ended December 31, 2021. The Company's net operating loss for the year ended December 31, 2000 of $88,027 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the seven months ended December 31, 1999 of $18,936 may be utilized through the year ended December 31, 2019. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2001 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

Note E - Management's Plans

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

Item 2. Management's Discussion and Analysis or Plan Of Operation

This quarterly report on Form 10-QSB contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. You should not place undue reliance on forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause Grand Prix Sports, Inc.'s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those discussed in this quarterly report on Form 10-QSB and in Grand Prix Sports, Inc.'s other filings with the SEC. Although Grand Prix Sports, Inc. believes that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently uncertain, and Grand Prix Sports, Inc. cannot guarantee future results, levels of activity, performance, or achievements. Grand Prix Sports, Inc. is under no duty to update any of the forward-looking statements in this quarterly report on Form 10-QSB to conform forward-looking statements to actual results. All forward-looking statements should be considered in light of these risks and uncertainties.

The Company has been in the development stage since its incorporation under the laws of the state of Washington on June 3, 1999. On June 3, 1999, the Company acquired from Reach Technologies, Inc. ("Reach"), the rights to distribute the Reach Digital Data Recorder product line for the purpose of selling the product in the telemetry and remote sensing marketplace. This license was capitalized based on the estimate of fair market value of the license received. The licensed product line consists of 0 to 40 Megabit per second Digital Data Recorders that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The Company paid for the license by issuing 10,000,000 (pre-split) shares of its common stock to Glenn Jones, the President of Reach. Under the license with Reach, the Company had the exclusive right to distribute and market Reach's product line to the northeastern United States for a period of time beginning June 3, 1999 and ending January 31, 2003. To retain the license, the Company was required to purchase a minimum amount of product based on pricing established in the license agreement during each of the two years of its license, beginning February 1, 2000. The Company was required to purchase $50,000 of the product line by January 31, 2001, an additional $100,000 of the product line by January 31, 2002, and an additional $100,000 of the product line by January 31, 2003.

The license agreement contained a provision that it could be renewed for additional three-year periods, so long as the Company was not in default. Any renewal agreement will be subject to the same minimum purchase requirements, except that the minimum purchase amount in each subsequent year would be calculated as the greater of $120,000 and 65% of the Company's prior year's audited revenue.

On January 14, 2001, the Company and Reach amended the license agreement as it pertained to minimum purchase requirements. The parties agreed that, in exchange for a $5,000 promissory note in favor of Reach, Reach would not terminate the license agreement if the Company failed to purchase $50,000 of the product line by January 31, 2001. All other terms of the license agreement remained the same, including the additional minimum purchase requirements.

On March 9, 2001, the parties again amended the license agreement to provide that it would no longer be exclusive. In connection with this amendment, Glenn Jones returned 9,500,000 (pre-split) shares of the Company's common stock to the Company's treasury for cancellation.

Effective March 9, 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Exchange Agreement") with Damask International, Jonathan Iseson,
R. Todd Stabler, and Dr. and Mrs. Robert J. Harman. Damask International and Jonathan Iseson constituted the record and beneficial owners of forty percent (40%), or 67 ordinary shares, of the issued and outstanding shares of the capital stock of Nordic Racing Limited, a British corporation ("Nordic"). Pursuant to the terms of the Exchange Agreement, the Registrant sold and issued an aggregate of 200,000 (pre-split) shares of its common stock -- 140,000 shares to Damask International, 30,000 shares to Jonathan Iseson, 20,000 shares to R. Todd Stabler, and 10,000 shares to Dr. and Mrs. Robert J. Harman.

Subsequent to the closing of the Exchange Agreement, the Company effected a 5-for-1 forward stock split. Thus, all references to shares outstanding prior to the March 9, 2001 closing of the Exchange Agreement, including those in the Shareholders' Equity section of the Balance Sheet and in the Statements of Shareholders' Equity, are pre-split references.

Nordic was incorporated in the United Kingdom on January 11, 1990, to operate a motor racing team. Since inception, Nordic has specialized in the FIA Formula 3000 International Championship racing series ("Formula 3000"). Formula 3000 is the training ground for the more widely known Formula 1 race series. Recently, the authorized number of teams participating in Formula 3000 was reduced from 18 to 14. Nordic remained one of the authorized teams. If a new team wishes to enter the Formula 3000 arena, it must purchase an already existing team.

Currently, Nordic's team consists of two drivers and two race cars, as well as the requisite machinery, mechanics, tools, and engineers required to maintain and improve the team. At the end of the 2000 race season, Nordic was ranked 5th overall on the Formula 3000 circuit and was the highest finishing independently owned race team in Formula 3000. In 2001, Nordic and the other Formula 3000 teams are scheduled to compete at 12 of the venues where Formula 1 teams will compete.

Nordic, like all Formula 3000 teams, has obtained sponsors who wish their products to be marketed to the Formula 3000 audience through the exchange of cash contributions (used to operate the team) for placement of logos and other advertising on the team's uniforms, race cars, and transporters. In early 2001, Nordic signed a sponsorship agreement with the Coca-Cola Company for a "title sponsorship" position - meaning that Coca-Cola has the most prominently displayed logo of Nordic's sponsors. As a result, the team is now referred to as "Coca-Cola Nordic Racing." Nordic also has a sponsorship agreement with "Eurosport" - the pan-European sports television channel.

 The Company's principal business plan is to seek immediate earnings by exploiting the license agreement with Reach Technologies, Inc. The Company plans to conduct market analysis, hire sales staff and begin marketing the Digital Data Recorder product line. It is the Company's intention to grow through generating sales. However, to support existing operations, the Company plans to seek additional financing, acquire shareholder capital, reduce operating expenses and obtain additional sponsors.

Results Of Operations

Sales

Grand Prix Sports, Inc. has not generated any revenues from operations during the periods covered by this Form 10-QSB.

Losses

Net losses for the three months ended March 31, 2001, increased to $51,240 from $18,650 for the three months ended March 31, 2000. The increase in losses was primarily attributable to professional fees for the Nordic Racing Limited acquisition, costs associated with SEC reporting requirements, costs associated with the five-for-one stock split and the loss associated with revision of the license

Grand Prix Sports, Inc. expects to continue to incur losses at least through the end of its current fiscal year There can be no assurance that Grand Prix Sports, Inc. will achieve or maintain profitability, generate revenue or sustain future growth.

Liquidity And Capital Resources

Grand Prix Sports, Inc. has funded its cash needs over the periods covered by this Form 10-QSB with cash on hand and cash advances from shareholders. It is anticipated that shareholder advances will be sufficient to satisfy cash requirements over the next twelve months.

Capital Expenditures

Grand Prix Sports, Inc. made no capital expenditures over the period covered by this report. There are no planned capital expenditures in the next twelve months.

Employees

Other than hiring one commission sales staff, Grand Prix Sports, Inc. expects no significant changes in its number of employees.

                                     PART II


Item 6. Exhibits And Reports On Form 8-K

(A)  Exhibits

     None.

(B)  Reports  On  Form  8-K.

     Filed April 5, 2001 discussing the transactions effective March 9, 2001, including the Exchange Agreement whereby DDR Systems, Inc. became Grand Prix Sports, Inc, the subsequent name change, the acquisition of a forty percent (40%) interest in Nordic Racing Limited and the revisions to the Reach Technologies License Agreement dated June 3, 1999 effecting a conversion from an exclusive license agreement to a non-exclusive license agreement.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GRAND PRIX SPORTS, INC.


Date: May 21, 2001


/s/  HARRYSEN MITTLER
-------------------------------
     Harrysen Mittler
     President and Director