Form 10QSB
period 2001-06-30
GRAND PRIX SPORTS INC
filed 2001-08-14
CIK 1104891

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Quarterly Period Ended June 30, 2001.

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

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----

                                     Part I

Item 1.  Financial Statements . . . . . . . . . . . .  . . . . . . . .   1

Item 2.  Management's Discussion and Analysis or Plan of Operation . .   6

                                    Part II

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .   6

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

                                     Part I

Item 1.  Financial Statements

Unaudited Balance Sheets As Of June 30, 2001 and December 31, 2000....   2

Unaudited Statements Of Operations And Accumulated Deficit For
The Three Months Ended June 30, 2001 and 2000, For The Six
Months Ended June 30, 2001 and 2000, and For The Period
June 3, 1999 (Date of Inception) to June 30, 2001 ....................   3

Statements Of Stockholders Equity For The Three
Months Ended June 30, 2001 and The Period June 3, 1999
(Date of Inception) to June 30, 2001 .................................   4

Unaudited Statements Of Cash Flows For The Six Months
and Three Months Ended June 30, 2001 and For The Period
June 3, 1999 (Date of Inception) to June 30, 2001 ....................   5

Item 2.  Management's Discussion and Analysis or Plan of Operation....   6

GRAND PRIX SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets (Unaudited)
June 30, 2001 and December 31, 2000

                                                                June 30,      December 31,
                                                                  2001            2000
                                                               -----------    ------------
ASSETS

CURRENT ASSETS
     Cash                                                      $        --     $   6,173
                                                               -----------     ---------
         TOTAL CURRENT ASSETS                                           --         6,173
                                                               -----------     ---------
Furniture and equipment (Note __)
     Cost                                                               --         2,077
     Accumulated depreciation                                           --          (658)
                                                               -----------     ---------
     Net                                                                --         1,419
                                                               -----------     ---------
License Agreement with Related Party (Note __)
     Cost                                                              500        10,000
     Accumulated Amortization                                         (290)       (4,419)
                                                               -----------     ---------
     Net                                                               210         5,581
                                                               -----------     ---------
Nordic Racing Limited Investment                                 1,246,093
                                                               -----------     ---------
         TOTAL ASSETS                                          $ 1,246,303     $  13,173
                                                               ===========     =========
CURRENT LIABILITIES
     Loan from shareholders                                    $    77,308
     Accounts payable and accrued expenses                          72,505         6,636
                                                               -----------     ---------
         TOTAL CURRENT LIABILITIES                                 149,813         6,636
                                                               -----------     ---------
COMMITMENT (Note __)

STOCKHOLDERS' EQUITY (Note__)

         Preferred stock, par value $.001; 20,000,000 shares authorized; 0 issued and outstanding

         Common stock, par value $.001, 100,000,000 shares
         authorized; issued and outstanding 15,000,000 and
         12,300,000 at June 30, 2001 and December 31, 2000,
         respectively                                               12,500        12,300

         Additional paid-in capital                              1,301,000       101,200

         Deficit accumulated during the development stage         (217,010)     (106,963)
                                                               -----------     ---------
         TOTAL STOCKHOLDERS' EQUITY                              1,096,490         6,537
                                                               -----------     ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 1,246,303     $  13,173
                                                               ===========     =========

GRAND PRIX SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations and Accumulated Deficit (Unaudited)
For the three months ended June 30, 2001 and 2000, for the six months ended June 30, 2001 and 2000, and for the Period June 3, 1999 (Date of Inception) to June 30, 2001

                                          Three Months     Three Months     Six Months        Six Months      June 3, 1999
                                         Ended June 30,   Ended June 30,   Ended June 30,   Ended June 30,   (Inception) to
                                              2001             2000            2001             2000          June 30, 2001
                                         --------------   --------------   --------------   --------------   --------------

Revenue
     Income from investment                $  51,673         $     --        $  46,093        $     --          $  46,093
     Other                                        --               --               --              --             10,000

     Total Revenue                            51,673               --           46,093              --             56,093

Expenses
     Bank charges                                  5               30               16             121                283
     Communication                                                                  --                              8,204
     Consulting fees                                                                --                             16,043
     Meals and entertainment                  35,543                            35,543                             35,543
     Depreciation and amortization                34              801              836           1,603              5,913
     Marketing and promotion                                    6,000               --          20,857             31,029
     Office                                                                         --                                 13
     Professional fees                        58,422            6,819           94,806           9,719            135,353
     Investor relations                        5,529                             8,038                              8,038
     Write down of loss due to
       license revisions                                                         4,639                              4,639
     Write down of furniture and
       equipment                                                                 1,315                              1,315
     Travel                                    9,447                             9,447                             25,230
     Interest                                  1,500                             1,500                              1,500
                                           ---------         --------        ---------        --------          ---------

     Total Expenses                          110,480           13,650          156,140          32,300            273,103
                                           ---------         --------        ---------        --------          ---------

     Net Earnings (Loss)                   $ (58,807)        $(13,650)       $(110,047)       $(32,300)         $(217,010)
                                           =========         ========        =========        ========          =========

     Deficit at Beginning of Period         (158,203)         (37,586)        (106,963)        (18,936)                --
                                           ---------         --------        ---------        --------          ---------

     Deficit at End of Period              $(217,010)        $(51,236)       $(217,010)       $(51,236)         $(217,010)
                                           =========         ========        =========        ========          =========

     Basic Loss per Share                  $ (0.004)         $ (0.001)       $ (0.007)       $  (0.003)
                                           ========          ========        ========        =========

GRAND PRIX SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows (Unaudited)
For the six months and three months ended June 30, 2001 and for the period June 3, 1999 (Date of Inception to June 30, 2001

                                                                 Six Months          Three Months        June 3, 1999
                                                                ended June 30,       Ended June 30,     (Inception) to
                                                                    2001                  2001          June 30, 2001
                                                                --------------       --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                      $(110,047)         $   (58,807)         $(217,010)
  Adjustments to reconcile net earnings (loss)
    to net cash used by operating activities:
      Depreciation and amortization                                     836                   34              5,913
      Loss on write-down of license revisions                         4,639                                   4,639
      Write-down of abandonment of furniture                          1,315                                   1,315
        and equipment
      (Gain) Loss on investment                                     (46,093)             (51,673)           (46,093)

CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES:
  Increase (decrease) in current liabilities:
      Shareholder loan                                               77,308               60,000             77,308
      Accounts payable and accrued expenses                          65,869               49,815             72,505
                                                                  ---------          -----------          ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            (6,173)                (631)          (101,423)
                                                                  ---------          -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of furniture and equipment                                 --                   --             (2,077)

                                                                  ---------          -----------          ---------

NET CASH (USED) FOR INVESTING ACTIVITIES                                 --                   --             (2,077)
                                                                  ---------          -----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                                   --                   --            103,500
                                                                  ---------          -----------          ---------

NET CASH PROVIDED  BY FINANCING ACTIVITIES                               --                   --            103,500
                                                                  ---------          -----------          ---------

NET INCREASE IN CASH                                                 (6,173)                (631)                --

CASH, beginning of period                                             6,173                  631                 --
                                                                  ---------          -----------          ---------

CASH, end of period                                               $      --          $        --          $      --
                                                                  =========          ===========          =========

SUPPLEMENTAL DISCLOSURE:

Noncash investing and financing activities
  License agreement acquired by issue of common stock             $      --          $    10,000          $  10,000

  Nordic Racing Limited acquired by issue of common stock         $      --          $ 1,200,000          $      --

GRAND PRIX SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholders' Equity
Quarter ended June 30, 2001 and the period
June 3, 1999 (Date of Inception) to June 30, 2001

                                                  Common Stock                      Deficit Accumulated
                                            -----------------------    Additional        during the          Total
                                             Number of                  Paid-in         Developmental     Stockholder's
                                              Shares        Amount      Capital             Stage            Equity
                                            -----------     -------    ----------   -------------------   -------------

BALANCES
  June 3, 1999                                       --     $    --    $       --         $      --        $       --

  Shares issued during the period
      Shares issued to acquire license
        (Note B)                             10,000,000      10,000
      Shares issued for cash                  2,300,000       2,300       101,200

  Net loss for the period from
    June 3, 1999 (inception)
    through December 31, 1999                                                               (18,936)
                                            -----------     -------    ----------         ---------        ----------
BALANCES
  December 31, 1999                          12,300,000      12,300       101,200           (18,936)           94,564

  Net loss for 2000                                                                         (88,027)
                                            -----------     -------    ----------         ---------        ----------
BALANCES
  December 31, 2000                          12,300,000      12,300       101,200          (106,963)            6,537

  Shares issued during the period
    Shares Issued for Nordic
    acquisition                                 200,000         200     1,199,800

  Shares cancelled during the period
    Shares cancelled for license
    agreement revisions                      (9,500,000)         --            --

  5:1 forward stock split                           5:1

  Net Loss through June 30, 2001                                                           (110,047)
                                            -----------     -------    ----------         ---------        ----------
BALANCES
   June 30, 2001                             15,000,000      12,500     1,301,000          (217,010)        1,096,490
                                            ===========     =======    ==========         =========        ==========

            Management's Discussion and Analysis or Plan of Operation

This quarterly report on Form 10-QSB contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. You should not place undue reliance on forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, that may cause Grand Prix Sports, Inc.'s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those discussed in this quarterly report on Form 10-QSB and in Grand Prix Sports, Inc.'s other filings with the SEC. Although Grand Prix Sports, Inc. believes that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently uncertain, and Grand Prix Sports, Inc. cannot guarantee future results, levels of activity, performance, or achievements. Grand Prix Sports, Inc. is under no duty to update any of the forward-looking statements in this quarterly report on Form 10-QSB to conform forward-looking statement to actual results. All forward-looking statements should be considered in light of these risks and uncertainties.

The Company owns a 40% interest in Coca-Cola Nordic Racing, an FIA Formula 3000 international racing team, which performs in 12 of the 17 widely acclaimed FIA Formula One motor racing championship held annually worldwide.

In 2001, after nine completed races, Coca-Cola Nordic Racing leads the Formula 3000 Team Championship competition by 35 points with three remaining races and has podium finishes in each of the nine races. The Drivers' Championship series is currently lead by Coca-Cola Nordic Racing driver Justin Wilson.

The team currently enjoys strong financial backing provided by two key sponsors, Coca-Cola Europe Limited, its title sponsor, and multi-national energy company Conoco for its brand name fuel "Jet". The team's colors on its automobiles, uniforms and transporters are Coca-Cola red with the Coca-Cola name and the "Jet" logo displayed prominently on each vehicle. The team also has several other regional sponsors.

The Company's plan of business is to generate revenues and earnings by acquiring existing, profitable, well-managed, corporations compatible with or with synergies to the Company's current business activities. However, to manage existing corporate overhead, the Company will continue to rely on cash advances from shareholders, as well as to seek additional debt or equity financing. The Company will also attempt to reduce its operating expenses. There can be no assurance that any such additional financing will be available on terms, in amounts, or at timing acceptable to the Company, if available at all.

Results of Operation:

Sales

The Company through its 40% investment in Coca-Cola Nordic Racing generated revenue of $51,673 during the three months ended June 30, 2001 and $46,093 during the six months ended June 30, 2001 compared to revenue for the three and six months ended June 30, 2000 of nil. The year prior period predates the Company's investment in the team.

Losses

Net losses for the three months ended June 30, 2001, increased to $58,807.00 from $13,650.00 for the three months ended June 30, 2000 and for the six months ended June 30, 2001, increased to $110,047 from $32,300 for the six months ended June 30, 2000. The increase in losses was primarily attributed to professional fees for the Nordic Racing Limited acquisition and for costs associated with SEC reporting requirements.

The Company expects to continue to incur losses at least through the end of its current fiscal year. There can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Liquidity and Capital Resources

Since the date of the Company's investment in Coca-Cola Nordic Racing team, the Company has funded its cash needs with cash on hand and cash advances from shareholders. It is anticipated that shareholder advances will be sufficient to satisfy the Company's cash requirements over the next twelve months.

Capital Expenditures

The Company made no capital expenditures during the first six months of its fiscal year.

                                     PART II


Item 6. Exhibits And Reports On Form 8-K

(A)  Exhibits

     None.

(B)  Reports On Form 8-K.

     None.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GRAND PRIX SPORTS, INC.


Date: August 14, 2001


/s/  HARRYSEN MITTLER
-------------------------------
     Harrysen Mittler
     President and Director