Form 10QSB/A
period 2001-06-30
GRAND PRIX SPORTS INC
filed 2001-08-16
CIK 1104891

                       Securities And Exchange Commission
                             Washington, D.C. 20549


                                 FORM 10-QSB/A



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

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----

                                     Part I

Item 1.  Financial Statements . . . . . . . . . . . .  . . . . . . . .   1


Item 2.  Management's Discussion and Analysis or Plan of Operation . .  11


                                    Part II


Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .  13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                                     Part I

Item 1.  Financial Statements

Unaudited Balance Sheets As Of June 30, 2001 and December 31, 2000....   2

Unaudited Statements Of Operations And Accumulated Deficit For
The Three Months Ended June 30, 2001 and 2000, For The Six
Months Ended June 30, 2001 and 2000, and For The Period
June 3, 1999 (Date of Inception) to June 30, 2001 ....................   3

Statements Of Stockholders Equity For The Three
Months Ended June 30, 2001 and The Period June 3, 1999
(Date of Inception) to June 30, 2001 .................................   4

Unaudited Statements Of Cash Flows For The Six Months
and Three Months Ended June 30, 2001 and For The Period
June 3, 1999 (Date of Inception) to June 30, 2001 ....................   5


Notes to Financial Statements (Unaudited) ............................   6

Item 2.  Management's Discussion and Analysis or Plan of Operation....  11

GRAND PRIX SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets (Unaudited)
June 30, 2001 and December 31, 2000


                                                                June 30,      December 31,
                                                                  2001            2000
                                                               -----------    ------------
ASSETS

CURRENT ASSETS
     Cash                                                      $        --     $   6,173
                                                               -----------     ---------
         TOTAL CURRENT ASSETS                                           --         6,173
                                                               -----------     ---------
Furniture and equipment (Note A)
     Cost                                                               --         2,077
     Accumulated depreciation                                           --          (658)
                                                               -----------     ---------
     Net                                                                --         1,419
                                                               -----------     ---------
License Agreement with Related Party (Note B)
     Cost                                                              500        10,000
     Accumulated Amortization                                         (290)       (4,419)
                                                               -----------     ---------
     Net                                                               210         5,581
                                                               -----------     ---------
Nordic Racing Limited Investment                                 1,246,093
                                                               -----------     ---------
         TOTAL ASSETS                                          $ 1,246,303     $  13,173
                                                               ===========     =========
CURRENT LIABILITIES
     Loan from shareholders                                    $    77,308
     Accounts payable and accrued expenses                          72,505         6,636
                                                               -----------     ---------
         TOTAL CURRENT LIABILITIES                                 149,813         6,636
                                                               -----------     ---------
COMMITMENT (Note B)

STOCKHOLDERS' EQUITY (Note C)

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
                                            ===========     =======    ==========         =========        ==========

                             Prepared By Management
                             Grand Prix Sports, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                     For The Six Months Ended June 30, 2001

Note A-Organization And Summary Of Significant Accounting Policies

Organization

The Company has been in the development stage since its incorporation under the laws of the state of Washington on June 3, 1999. On June 3, 1999 the Company acquired from Reach Technologies, Inc. ("Reach"), the rights to distribute the Reach Digital Data Recorder product line for the purpose of selling the product in the telemetry and remote sensing marketplace. This License was capitalized based on the estimate of fair market value of the license received. The licensed product line consists of 0 to 40 Megabit per second Digital Data Recorders that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The Company paid for the license by issuing 10,000,000 (pre-split) shares of its common stock to Glenn Jones, the President of Reach. Under the license with Reach, the Company had the exclusive right to distribute and market Reach's product line to the northeastern United States for a period of time beginning June 3, 1999 and ending January 31, 2003. To retain the license, the Company was required to purchase a minimum amount of product based on pricing established in the license agreement during each of the two years of its license, beginning February 1, 2000. The Company was required to purchase $50,000 of the product line by January 31, 2001, an additional $100,000 of the product line by January 31, 2002, and an additional $100,000 of the product line by January 31, 2003.

The license agreement contained a provision that it could be renewed for additional three-year periods, so long as the Company was not in default. Any renewal agreement will be subject to the same minimum purchase requirements, except that the minimum purchase amount in each subsequent year would be calculated as the greater of $120,000 and 65% of the Company's prior year's audited revenue.

On January 14, 2001, the Company and Reach amended the license agreement as it pertained to minimum purchase requirements, The parties agreed that, in exchange for a $5,000 promissory note in favor of Reach, Reach would not terminate the license agreement if the Company failed to purchase $50,000 of the product line by January 31, 2001. All other terms of the license agreement remained the same, including the additional minimum purchase requirements.

On March 9, 2001, the parties again amended the license agreement to provide that it would no longer be exclusive. In connection with this amendment, Glenn Jones returned 9,500,000 (pre-split) shares of the Company's common stock to the Company's treasury for cancellation.

Effective March 9, 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Exchange Agreement") with Damask International, Jonathan Iseson,
T. Todd Stabler, and Dr. and Mrs. Robert J. Harman. Damask International and Jonathan Iseson constituted the record and beneficial owners of forty percent (40%), or 67 ordinary shares, of the issued and outstanding shares of the capital stock of Nordic Racing Limited, a British corporation ("Nordic). Pursuant to the terms of the Exchange Agreement, the Registrant sold and issued as aggregate of 200,000 (pre-split) shares of its common stock, -140,000 shares to Damask International, 30,000 shares to Jonathan Iseson, 20,000 shares to R. Todd Stabler, and 10,000 shares to Dr. and Mrs. Robert J. Harman.

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

Currently, Nordic's team consists of two drivers and two race cars, as well as the requisite machinery, mechanics, tools, and engineers required to maintain and improve the team. At the end of the 2000 race season, Nordic was ranked 5th overall on the Formula 3000 circuit and was the highest finishing independently owned race team in Formula 3000. In 2001, Nordic and the other Formula 3000 teams are scheduled to compete as 12 of the venues where Formula 1 teams will compete.

Nordic, like all Formula 3000 teams, has obtained sponsors who wish their products to be marketed to the Formula 3000 audience through the exchange of cash contributions (used to operate the team) for placement of logos and other advertising on the team's uniforms, race cars, and transporters. In early 2001, Nordic signed a sponsorship agreement with the Coca-Cola Company for a "title sponsorship" position, meaning that Coca-Cola has the most prominently displayed logo of Nordic's sponsors. As a result, the team is now referred to as "Coca-Cola Nordic Racing". Nordic also has a sponsorship agreement with "Eurosport"-the pan-European sports television channel.

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

c.   Office furniture and equipment

     Office furniture and equipment purchases were capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years. Office furniture and equipments abandoned is written off at the time of the abandonment. As the office furniture and equipment were abandoned during the first quarter, $1,315 was written off.

d.   License agreement

     The license agreement with Reach Technologies, Inc. was previously capitalized and amortized over the estimate useful life of the asset-three years and seven months, commencing June 3, 1999. However, under the renegotiated Non-Exclusive License Agreement, 9,500,000 (pre-split shares of the 10,000,000 (pre-split) shares of the Company's common stock issued to Glenn Jones in exchange for the original Exclusive License Agreement were returned to the Company and canceled. Thus, the un-depreciated value of the now non-exclusive license agreement was reduced from $10,000 to $500.

e.   Nordic Racing Limited investment

     The investment with Nordic Racing Limited is being reported using the Equity Method of Accounting. The summarized assets and liabilities of the purchased company at December 31, 2000 in U.S. dollars are as follows:

            Cash                                $ 23,353
            Property and equipment (net)         108,512
            Notes Receivable                     134,724
                                                --------
            Total                                266,589
                                                --------

            Current liabilities                 $ 29,487
            Other liabilities                     13,649
            Net worth                            223,453
                                                --------
            Total                                266,589
                                                --------

f.   Issuance of common stock

     The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered.

g.   Revenue

     Revenue is recognized when product is shipped to the customer.

h.   Income taxes

     No taxes are payable for the six months ended June 30, 2001.

i.   Functional currency

     The financial statements are stated in U.S. dollars, which is the functional currency of the Company.


Note B-License Agreement

On June 3, 1999, the Company acquired from Reach Technologies, Inc. ("Reach") the rights to distribute the Reach Technologies, Inc. Digital Data Recorder product line for the purpose of selling the product in the telemetry and remote sensing marketplace. This license was capitalized based on the estimate of fair market value of the license received. The licensed product line consists of 0 to 40 Megabit per second Digital Data Recorders that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The Company paid for the license by issuing 10,000,000 (pre-split) shares of its common stock to Glenn Jones, the President of Reach. Under the license with Reach, the Company had the exclusive right to distribute and market Reach's product line to the northeastern United States for a period of time beginning June 3, 1990 and ending January 31, 2003. To retain the license, the Company was required to purchase a minimum amount of product based on pricing established in the license agreement during each of the two years of its license, beginning February 1, 2000. The Company was required to purchase $50,000 of the product line by January 31, 2001, an additional $100,000 of the product line by January 31, 2002 and as additional $100,000 of the product line by January 31, 2003.

The license agreement contained a provision that it could be renewed for additional three year periods, so long as the Company was not in default. Any renewal agreement will be subject to the same minimum purchase requirements, except that the minimum purchase amount in each subsequent year would be calculated as the greater of $120,000 and 65% of the Company's prior year's audited revenue. The agreement may be terminated by the Company at any time upon notice to Reach, and by Reach for any cause, which includes breach of the agreement, the bankruptcy or insolvency of the Company; or the conviction of the Company; its officers or directors, of any crime involving moral turpitude.

On January 14, 2001, the Company amended the license agreement as it pertained to minimum purchase requirements. The parties agreed that, in exchange for a $5,000 promissory note, Reach would not terminate the license agreement for the Company's failure to purchase $50,000 of the product line by January 31, 2001. All other terms of the license agreement remained the same, including the additional minimum purchase requirements.

On March 9, 2001, the parties again amended the license agreement to provide that it would no longer be exclusive. In connection with this amendment, Glenn Jones returned 9,500,000 (pre-split) shares of the Company's common stock to the Company's treasury for cancellation.

Note C-Common Stock

During the period ended March 31, 2001, the Company issued 200,000 (pre-split) shares of common stock at $6.00 per share in exchange for the purchase of forty percent (40%) of Nordic Racing Limited. No additional common shares have been issued through June 30, 2001.

Note D-Net Operating Loss Carry Forward

The Company's net operating loss for the six months ended June 30, 3001 of $110,047 may be utilized through the year ended December 31, 2021. The Company's net operating loss for the year ended December 31, 2000 of $88,027 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the seven months ended December 31, 1999 of $18,936 may be utilized through the year ended December 31, 2019. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2001 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

Note E-Management's Plans

As discussed in Note A, the Company has been in the development stage since its inception of June 3, 1999. It is the Company's intention to grow through generating sales. However, in order to support existing operations, the Company plans to seek, additional financing, acquire additional shareholder capital, and to reduce operating expenses. The ability to achieve these objectives raises substantial doubt about the Company's ability to continue as a going concern.

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


GRAND PRIX SPORTS, INC.



Date: August 16, 2001



/s/  HARRYSEN MITTLER
-------------------------------
     Harrysen Mittler
     President and Director