Form 10QSB
period 2001-09-30
GRAND PRIX SPORTS INC
filed 2001-11-19
CIK 1104891

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

        For The Quarterly Period Ended September 30, 2001.

( ) Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

        For The Transition Period From ______________To_________________
        Commission File Number 333-31238


                             Grand Prix Sports, Inc.
             (Exact Name Of Registrant As Specified In Its Charter)


               Washington                                    52-2219677
      (State Or Other Jurisdiction Of                     (I.R.S. Employer
       Incorporation Or Organization)                    Identification No.)

                               c/o Randolf W. Katz
                           2020 Main Street, Suite 600
                                Irvine, CA 92614
                                 (949) 223-7103
          (Address, Including Zip Code, And Telephone Number, Including
             Area Code, Of Registrant's Principal Executive Offices)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (x) No ( )

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of September 30, 2001 was 15,000,000.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     Part I

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . .    1

Item 2.   Management's Discussion and Analysis or Plan of Operation. . .   11


                                     Part II

Item 3.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   14

Item 4.   Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                                     Part I


Item 1.   Financial Statements

Unaudited Balance Sheets As Of September 30, 2001 and December 31,
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

Unaudited Statements Of Operations And Accumulated Deficit For
The Three Months Ended September 30, 2001 and 2000, For The Nine
Months Ended September 30, 2001 and 2000, and For The Period June
3, 1999 (Date of Inception) to September 30, 2001  . . . . . . . . . . .    3

Unaudited Statements Of Cash Flows For The Nine Months and Three
Months Ended September 30, 2001 and For The Period June 3, 1999
(Date of Inception) to September 30, 2001  . . . . . . . . . . . . . . .    4

Statements Of Stockholders Equity For The Three Months Ended
September 30, 2001 And The Period June 3, 1999 (Date of
Inception) to September 30, 2001 . . . . . . . . . . . . . . . . . . . .    5

Notes To Financial Statements (Unaudited)  . . . . . . . . . . . . . . .    6

Item 2.   Management's Discussion and Analysis or Plan of Operation  . .   11

GRAND PRIX SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets (Unaudited)
September 30, 2001 and December 31, 2000

--------------------------------------------------------------------------------

                                                              September 30,    December 31,
                                                                  2001             2000
                                                              -------------    ------------
ASSETS

CURRENT ASSETS

      Cash                                                     $      --        $   6,173
                                                               -----------      ---------

          TOTAL CURRENT ASSETS                                        --            6,173
                                                               -----------      ---------

Furniture & equipment (Note A)
      Cost                                                            --            2,077
      Accumulated depreciation                                        --             (658)
                                                               -----------      ---------
      Net                                                             --            1,419
                                                               -----------      ---------

License Agreement with Related Party (Note B)
      Cost                                                             500         10,000
      Accumulated Amortization                                        (324)        (4,419)
                                                               -----------      ---------
      Net                                                              176          5,581
                                                               -----------      ---------

Nordic Racing Limited Investment                                 1,124,739
                                                               -----------      ---------

          TOTAL ASSETS                                         $ 1,124,915      $  13,173
                                                               ===========      =========

CURRENT LIABILITIES

      Loan from shareholders                                   $   105,823
      Accounts payable and accrued expenses                         67,724          6,636
                                                               -----------      ---------

          TOTAL CURRENT LIABILITIES                                173,547          6,636
                                                               -----------      ---------

COMMITMENT (Note B)

STOCKHOLDERS' EQUITY (Note C)

          Preferred stock, par value $.0001; 20,000,000 shares authorized; 0 issued and outstanding

          Common stock, par value $.0001, 100,000,000 shares
          authorized; issued and outstanding 15,000,000 at
          September 30, 2001 and 61,500,000 at December 31,
          2000, respectively                                         1,500          6,150

          Additional paid-in capital                             1,312,000        107,350
          Deficit accumulated
                during the development stage                      (362,132)      (106,963)
                                                               -----------      ---------

          TOTAL STOCKHOLDERS' EQUITY                               951,368          6,537
                                                               -----------      ---------

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                               $ 1,124,915      $  13,173
                                                               ===========      =========

GRAND PRIX SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations and Accumulated Deficit (Unaudited)
For the three months ended September 30, 2001 and 2000, for the nine months ended September 30, 2001 and 2000, and for the Period June 3, 1999 (Date of Inception) to September 30, 2001

--------------------------------------------------------------------------------

                                                    Three Months    Three Months    Nine Months     Nine Months    June 3, 1999
                                                       Ended           Ended           Ended          Ended       (inception) to
                                                    September 30,   September 30,  September 30,   September 30,   September 30,
                                                        2001            2000           2001            2000            2001
                                                    -------------   -------------  -------------   -------------  --------------

Revenue

     Other                                            $      --       $ 10,000       $      --       $ 10,000       $  10,000

     Total Revenue                                           --         10,000              --         10,000          10,000

Expenses

     Loss from investment                               121,354             --          75,261             --          75,261
     Bank charges                                                          110              16            231             283
     Communication                                                         714              --            714           8,204
     Consulting fees                                                    12,043              --         12,043          16,043
     Meals and entertainment                                                            35,543                         35,543
     Depreciation and amortization                           34            802             870          2,405           5,947
     Marketing and promotion                                             7,000              --         27,857          31,029
     Office                                                                                 --                             13
     Professional fees                                   11,893          7,148         106,699         16,867         147,246
     Investor relations                                   9,541                         17,579                         17,579
     Write down of loss due to license revisions                                         4,639                          4,639
     Write down of furniture and equipment                                               1,315                          1,315
     Travel                                                              2,826           9,447          2,826          25,230
     Interest                                             2,300                          3,800                          3,800
                                                      ---------       --------       ---------       --------       ---------

     Total Expenses                                     145,122         30,643         255,169         62,943         372,132
                                                      ---------       --------       ---------       --------       ---------

     Net Earnings (Loss)                              $(145,122)      $(20,643)      $(255,169)      $(52,943)      $(362,132)
                                                      =========       ========       =========       ========       =========

     Deficit at Beginning of Period                    (217,010)       (51,236)       (106,963)       (18,936)             --
                                                      ---------       --------       ---------       --------       ---------

     Deficit at End of Period                         $(362,132)      $(71,879)      $(362,132)      $(71,879)      $(362,132)
                                                      =========       ========       =========       ========       =========

     Basic Loss per Share                             $ (0.0097)      $(0.0003)      $ (0.0170)      $(0.0009)
                                                      =========       =========      =========       =========

GRAND PRIX SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows (Unaudited)
For the nine months and three months ended September 30, 2001 and for the period June 3, 1999 (Date of Inception to September 30, 2001

--------------------------------------------------------------------------------

                                                                       Nine Months          Three Months         June 3, 1999
                                                                          Ended                 Ended           (Inception) to
                                                                      September 30,         September 30,        September 30,
                                                                           2001                  2001                2001
                                                                      -------------         -------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
            Net (loss)                                                 $  (255,169)          $  (145,122)          $ (362,132)
            Adjustments to reconcile net earnings (loss)
                   to net cash used by operating activities:
                      Depreciation and amortization                            870                    34                5,947
                      Loss on write-down of license revisions                4,639                                      4,639
                      Write-down of abondonment of furniture                 1,315                                      1,315
                      and equipment
                      (Gain) Loss on investment                             75,261               121,354               75,261
CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES:
            Increase (decrease) in current liabilities:
                      Shareholder loan                                     105,823                28,515              105,823
                      Accounts payable and accrued expenses                 61,088                (4,781)              67,724
                                                                       -----------           -----------           ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   (6,173)                   --             (101,423)
                                                                       -----------           -----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Acquisition of furniture and equipment                              --                    --               (2,077)
                                                                       -----------           -----------           ----------

NET CASH (USED) FOR INVESTING ACTIVITIES                                        --                    --               (2,077)
                                                                       -----------           -----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Sale of common stock                                                --                    --              103,500
                                                                       -----------           -----------           ----------

NET CASH PROVIDED  BY FINANCING ACTIVITIES                                      --                    --              103,500
                                                                       -----------           -----------           ----------

NET INCREASE (DECREASE) IN CASH                                             (6,173)                   --                   --

CASH, beginning of period                                                    6,173                    --                   --
                                                                       -----------           -----------           ----------

CASH, end of period                                                    $        --           $        --           $       --
                                                                       ===========           ===========           ==========

SUPPLEMENTAL DISCLOSURE:

Noncash investing and financing activities
     License agreement acquired by issue of common stock               $        --                                 $   10,000

     Nordic Racing Limited acquired by issue of common stock           $ 1,200,000                                 $1,200,000

GRAND PRIX SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
QUARTER ENDED SEPTEMBER 30, 2001 AND
THE PERIOD JUNE 3, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

--------------------------------------------------------------------------------

                                                              Common Stock                       Deficit Accumulated
                                                       -----------------------    Additional         during the           Total
                                                        Number of                  Paid-in          Developmental      Stockholder's
                                                         Shares        Amount      Capital              Stage             Equity
                                                       -----------     -------    ----------     -------------------   -------------

BALANCES

     June 3, 1999                                               --     $    --    $       --          $      --          $     --

     Shares issued during the period
         Shares issued to acquire license (Note B)      50,000,000       5,000         5,000
         Shares issued for cash                         11,500,000       1,150       102,350

     Net loss for the period from June 3, 1999
     (inception) through December 31, 1999                                                              (18,936)

BALANCES
                                                       -----------     -------    ----------          ---------          --------
     December 31, 1999                                  61,500,000       6,150       107,350            (18,936)           94,564

     Net loss for 2000                                                                                  (88,027)

BALANCES
                                                       -----------     -------    ----------          ---------          --------
     December 31, 2000                                  61,500,000       6,150       107,350           (106,963)            6,537

     Shares issued during the period
         Shares Issued for Nordic acquisition            1,000,000         100     1,199,900

     Shares cancelled during the period
         Shares cancelled for license
         agreement revisions                           (47,500,000)     (4,750)        4,750

     5:1 forward stock split                                   5:1

     Net Loss through September 30, 2001                                                               (255,169)

BALANCES
                                                       -----------     -------    ----------          ---------          --------
     September 30, 2001                                 15,000,000       1,500     1,312,000           (362,132)          951,368
                                                       ===========     =======    ==========          =========          ========

                             Prepared By Management
                             Grand Prix Sports, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                  For The Nine Months Ended September 30, 2001

Note A-Organization And Summary Of Significant Accounting Policies

Organization

The Company has been in the development stage since its incorporation under the laws of the state of Washington on June 3, 1999. On June 3, 1999 the Company acquired from Reach Technologies, Inc. ("Reach"), the rights to distribute the Reach Digital Data Recorder product line for the purpose of selling the product in the telemetry and remote sensing marketplace. This License was capitalized based on the estimate of fair market value of the license received. The licensed product line consists of 0 to 40 Megabit per second Digital Data Recorders that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The Company paid for the license by issuing 50,000,000 (post-split) shares of its common stock to Glenn Jones, the President of Reach. Under the license with Reach, the Company had the exclusive right to distribute and market Reach's product line to the northeastern United States for a period of time beginning June 3, 1999 and ending January 31, 2003. To retain the license, the Company was required to purchase a minimum amount of product based on pricing established in the license agreement during each of the two years of its license, beginning February 1, 2000. The Company was required to purchase $50,000 of the product line by January 31, 2001, an additional $100,000 of the product line by January 31, 2002, and an additional $100,000 of the product line by January 31, 2003.

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

On March 9, 2001, the parties again amended the license agreement to provide that it would no longer be exclusive. In connection with this amendment, Glenn Jones returned 47,500,000 (post-split) shares of the Company's common stock to the Company's treasury for cancellation.

Effective March 9, 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Exchange Agreement") with Damask International, Jonathan Iseson,
T. Todd Stabler, and Dr. and Mrs. Robert J. Harman. Damask International and Jonathan Iseson constituted the record and beneficial owners of forty percent (40%), or 67 ordinary shares, of the issued and outstanding shares of the capital stock of Nordic Racing Limited, a British corporation ("Nordic). Pursuant to the terms of the Exchange Agreement, the Registrant sold and issued as aggregate of 1,000,000 (post-split) shares of its common stock, -700,000 shares to Damask International, 150,000 shares to Jonathan Iseson, 100,000 shares to R. Todd Stabler, and 50,000 shares to Dr. and Mrs. Robert J. Harman.

Subsequent to the closing of the Exchange Agreement, the Company effected a 5-for-1 forward stock split. Thus, all references to shares outstanding prior to the March 9, 2001 closing of the Exchange Agreement, including those in the Shareholders' Equity section of the Balance Sheet and in the Statements of Shareholders' Equity, are post-split references. As a result of the split, 12,000,000 shares were issued, and additional paid-in-capital was reduced by $1,200.

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

Currently, Nordic's team consists of two drivers and two race cars, as well as the requisite machinery, mechanics, tools, and engineers required to maintain and improve the team. At the end of the 2001 race season, Nordic was ranked 1st overall on the Formula 3000 circuit. In 2001, Nordic and the other Formula 3000 teams were scheduled to compete at 12 of the venues where Formula 1 teams competed.

Nordic, like all Formula 3000 teams, has obtained sponsors who wish their products to be marketed to the Formula 3000 audience through the exchange of cash contributions (used to operate the team) for placement of logos and other advertising on the team's uniforms, race cars, and transporters. In early 2001, Nordic signed a sponsorship agreement with the Coca-Cola Company for a "title sponsorship" position, meaning that Coca-Cola has the most prominently displayed logo of Nordic's sponsors. As a result, the team is now referred to as "Coca-Cola Nordic Racing". Nordic also has a sponsorship agreement with "Eurosport"-the pan-European sports television channel and other regional sponsors.

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

b.  Basic earnings per share

        Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings Per Share". The Company has a simple capital structure with no significant potential common shares. Basic earnings (loss) per share are calculated weighted on the average number of common shares (post-split) outstanding each period (2001-15,000,000; 2000-61,500,000; 1999-61,500,000).

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

d.  License agreement

        The license agreement with Reach Technologies, Inc. was previously capitalized and amortized over the estimate useful life of the asset-three years and seven months, commencing June 3, 1999. However, under the renegotiated Non-Exclusive License Agreement, 47,500,000 (post-split) shares of the 50,000,000 (post-split) shares of the Company's common stock issued to Glenn Jones in exchange for the original Exclusive License Agreement were returned to the Company and canceled. Thus, the un-depreciated value of the now non-exclusive license agreement was reduced from $10,000 to $500.

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

h.  Income taxes

        No taxes are payable for the nine months ended September 30, 2001.

i.  Functional currency

        The financial statements are stated in U.S. dollars, which is the functional currency of the Company.


Note B-License Agreement

On June 3, 1999, the Company acquired from Reach Technologies, Inc. ("Reach") the rights to distribute the Reach Technologies, Inc. Digital Data Recorder product line for the purpose of selling the product in the telemetry and remote sensing marketplace. This license was capitalized based on the estimate of fair market value of the license received. The licensed product line consists of 0 to 40 Megabit per second Digital Data Recorders that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The Company paid for the license by issuing 50,000,000 (post-split) shares of its common stock to Glenn Jones, the President of Reach. Under the license with Reach, the Company had the exclusive right to distribute and market Reach's product line to the northeastern United States for a period of time beginning June 3, 1990 and ending January 31, 2003. To retain the license, the Company was required to purchase a minimum amount of product based on pricing established in the license agreement during each of the two years of its license, beginning February 1, 2000. The Company was required to purchase $50,000 of the product line by January 31, 2001, an additional $100,000 of the product line by January 31, 2002 and as additional $100,000 of the product line by January 31, 2003.

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

On March 9, 2001, the parties again amended the license agreement to provide that it would no longer be exclusive. In connection with this amendment, Glenn Jones returned 47,500,000 (post-split) shares of the Company's common stock to the Company's treasury for cancellation.

Note C-Common Stock

During the period ended March 31, 2001, the Company issued 1,000,000 (post-split) shares of common stock at $1.20 per share in exchange for the purchase of forty percent (40%) of Nordic Racing Limited. No additional common shares have been issued through September 30, 2001.

Note D-Net Operating Loss Carry Forward

The Company's net operating loss for the nine months ended September 30, 3001 of $255,169 may be utilized through the year ended December 31, 2021. The Company's net operating loss for the year ended December 31, 2000 of $88,027 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the seven months ended December 31, 1999 of $18,936 may be utilized through the year ended December 31, 2019. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2001 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

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

The Company owns a 40% interest in Coca-Cola Nordic Racing, an FIA Formula 3000 international racing team, which performs in 12 of the 17 widely acclaimed FIA Formula One motor racing championships held annually worldwide.

Coca-Cola Nordic Racing won both the FIA Formula 3000 International Team Championship and Drivers' Championship for the 2001 season. Coca-Cola Nordic Racing secured the Team Championship with two races remaining in the 2001 season and has set new team records for the most podium appearances and team points of any team since 1985. Appropriately, Coca-Cola Europe, Ltd. has extended its title sponsorship for Nordic Racing for an additional two years.

Coca-Cola Nordic Racing driver Justin Wilson also won the prestigious Drivers' Championship while teammate Tomas Enge finished in a tie for second place. Wilson became the first-ever British driver to win the Drivers' Title and with a 71 point total, eclipsed the all time single season points record previously held by Formula 1 driver Juan Pablo Montoya. Enge missed the last F3000 race at Monza, Italy after being chosen by the Prost Formula 1 team to replace the injured Luciano Burti for the last three Formula 1 races. Enge successfully competed in the Italian, American and Japanese Grand Prixs to finish the Formula 1 season with Prost.

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

Results of Operation:

Sales

The Company has not generated any revenues from operations during the three months and nine months ended September 30, 2001 compared to revenue of $10,000 for the three months and nine months ended September 30, 2000. The year prior period predates the Company's investment in Nordic Racing Limited.

Losses

Net losses for the three months ended September 30, 2001, increased to $145,122 from $20,643 for the three months ended September 30, 2000 and for the nine months ended September 30, 2001, increased to $255,169 from $52,943 for the nine months ended September 30, 2000. The increase in losses was primarily attributed to the loss from the investment in Nordic Racing Limited, professional fees for the Nordic Racing Limited acquisition and for costs associated with SEC reporting requirements.

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

Capital Expenditures

The Company made no capital expenditures during the first nine months of its fiscal year.

Subsequent Event -- Letter of Intent

As of November 16, 2001, the Company and the Shareholders of IFT International, Inc. ("IFT") entered into a non-binding Letter of Intent, whereby the Company would acquire all of the outstanding shares of privately held IFT International, Inc. In connection with the proposed acquisition, the Company would acquire all of IFT's business relationships, rights to all of its production, importation or distribution services, all of its material contracts, related products, advertising, research, marketing material or services designed, produced or sold by IFT or any entity affiliated with IFT, its purchased inventory, work in progress, cash on hand, retained earnings, trademarks, patents, service marks, copyrights, and other intellectual property. IFT operates through its offices in New York, NY and internationally in Milan, Italy and London, England.

The parties to the Letter of Intent currently contemplate that the Company will issue 1,250,000 shares of its restricted common stock for the acquisition of IFT. In addition, the Company expects to place Mr. Antonio Maggioni (one of IFT's shareholders) on its Board of Directors.

Closing of the proposed transaction is subject to the satisfactory completion of due diligence by the parties and negotiation and execution of a definitive Stock Purchase Agreement no later than mid-February, 2002.

                                     Part II

Item 3.   Exhibits And Reports On Form 8-K

(A)  Exhibits

       10.1   Letter of Intent

       99.1   Press Release dated November 19, 2001

(B)  Reports On Form 8-K.

       None.

Item 4.   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grand Prix Sports, Inc.

Date:  November 19, 2001


/s/ HARRYSEN MITTLER
----------------------------------
Harrysen Mittler
President and Director