Form 10KSB
period 2001-12-31
GRAND PRIX SPORTS INC
filed 2002-04-16
CIK 1104891

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

[X]  Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Act Of 1934

                  For the fiscal year ended December 31, 2001.

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

              For the transition period from ________ to ________.

Commission file number 333-31238

                             Grand Prix Sports, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

          WASHINGTON                                             52-2219677
          ----------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification no.)

                     1780 Barnes Boulevard S.W., Building G,
                              Tumwater, Washington
                                 (949) 376-4119
                                 --------------
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class             Name of each Exchange on Which Registered
       -------------------             -----------------------------------------
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

The issuer's total revenues for the year ended December 31, 2001, were zero.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of April 15, 2002 was $1,867,500.00.

On April 15, 2002, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 15,000,000.

TABLE OF CONTENTS

                  PART I


Item 1. Description of Business. . . . . . . . . . . . .  . . . . . . . . . 1

Item 2. Description of Property. . . . . . . . . . . .  . . . . . . . . . . 1

Item 3. Legal Proceedings. . . . . . . . . . . . . . .  . . . . . . . . . . 1

Item 4. Submission Of Matters To A Vote Of Security Holders. . .. . . . . . 1


                  PART II

Item 5. Market For Common Equity And Related Stockholder Matters . .. . . . 2

Item 6. Management's Discussion and Analysis and Plan of Operation. . . . . 3

Item 7. Financial Statements . . . . . . .. . . . . . . . . . . . . . . . . 4

Item 8. Changes And Disagreements With Accountants On Accounting And
Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                  PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 16

Item 11. Security Ownership Of Certain Beneficial Owners And Management . . 17

Item 12. Certain Relationships And Related Transactions . . . . . . . . . . 17

Item 13. Exhibits And Reports On Form 8K. . . . . . . . . . . . . . . . . . 18





                 [This Space Has Been Intentionally Left Blank]

                  PART I

ITEM 1. DESCRIPTION OF BUSINESS

Grand Prix Sports, Inc. (formerly known as DDR Systems, Inc.) was incorporated under the laws of the State of Washington on June 3, 1999, and is in its early developmental and promotional stages. To date, Grand Prix Sports, Inc.'s only activities have been organizational, directed at acquiring its principal asset, a 40% interest in Nordic Racing Limited, and raising its initial capital and developing its business plan. Grand Prix Sports, Inc. has not commenced commercial operations.

Grand Prix Sports, Inc. activities from March 9th, 2001 to the end of December 2001, were focused on the identification of promising acquisition candidates that would benefit from a business relationship with its major asset, a 40% interest in Nordic Racing Limited, a Formula 3000 racing team. In a parallel process, capital sources were identified that would provide cash for acquisitions and working capital.

Prior to March 9th, 2001 the Company was engaged in start up activities related to the development and sale of its licensed product line consisting of high-tech instruments that are used to record information transferred from distant sources like aircraft and satellites. Simply put the recorders are high-speed tape recorders that are capable of recording information relayed by several types of satellites and aircraft. Some of the data that can be recorded include fuel consumption, engine rotation per minute, time, pictures recorded by cameras, load stresses recorded by sensors and the status of various equipment on the craft such as batteries or radar. The recorder operates basically the same as a VCR with all the same play, fast-forward, rewind, record, scheduled operation, and other similar functions. The product line is unique in that it can record information from satellites at speeds required by those satellites. The licensed product line consists of recorders capable of recording at speeds up to 40 Megabits per second. The recorders are configured for both laboratory and onsite use. Models consist of laboratory, rack mount and portable versions.

ITEM 2. DESCRIPTION OF PROPERTY

The Company used to be headquartered at 3650 West 30th Avenue, Vancouver B.C. Canada where it used office space rent-free until December 31, 2000. The Company then moved its headquarters to Suite 122 - 2055 York Avenue, Vancouver B.C. Canada V6J 1E5 where it occupied office space rent-free. Since the reorganization on March 9, 2001, the Company maintains its principal place of business in the State of Washington at 1780 Barnes Boulevard S.W., Building G, Tumwater, Washington. For certain correspondence purposes, particularly those related to securities, the office of corporate counsel, Bryan Cave LLP, was listed in the SEC filings. With no employees or commercial business operations at this time, dedicated office space is considered an unnecessary expense.

ITEM 3. LEGAL PROCEEDINGS

Grand Prix Sports, Inc. is currently not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year 2001, Grand Prix Sports, Inc. did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                  PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) Market Information

Grand Prix Sports, Inc. common stock is currently traded on the Over The Counter Bulletin Board under the symbol "GPRX.OB". Grand Prix Sports, Inc. common stock began trading on March 9, 2001.

The table below sets forth the high and low sales prices for Grand Prix Sports, Inc. Common Stock for the relevant quarter of 2001. The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions:


               Quarter     High     Low
               -------     ----     ---
 2001           First     $2.025    $.80
                Second    $2.5625   $.40
                Third     $1.10     $.51
                Fourth    $1.46     $.53

b) Shareholders

As of April 15 2002, there were approximately 72 shareholders of record holding a total of 15,000,000 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

c) Dividend

There have been no dividends declared since the inception of the company and there are no restrictions on the ability to pay dividends on common equity or that are likely to do so in the future. The payment of dividends is within the discretion of the Board of Directors and will depend on Grand Prix Sports, Inc.'s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit Grand Prix Sports, Inc.'s ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

d) Recent Sales of Unregistered Securities

Effective March 9, 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Exchange Agreement") with Damask International, Jonathan Iseson,
R. Todd Stabler, and Dr. and Mrs. Robert J. Harman. Damask International and Jonathan Iseson constituted the record and beneficial owners of forty percent (40%), or 67 ordinary shares, of the issued and outstanding shares of the capital stock of Nordic Racing Limited, a British corporation ("Nordic"). Pursuant to the terms of the Exchange Agreement, the Registrant sold and issued an aggregate of 1,000,000 shares of its common stock -- 700,000 shares to Damask International, 150,000 shares to Jonathan Iseson, 100,000 shares to R. Todd Stabler, and 50,000 shares to Dr. and Mrs. Robert J. Harman.

Subsequent to the closing of the Exchange Agreement, the Company effected a 5-for-1 forward stock split.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The Company's plan of business is to generate revenues and earnings by acquiring existing, profitable, well-managed corporations compatible with or with synergies to the Company's current business activities. However, to manage existing corporate overhead, the Company will continue to rely on cash advances from shareholders, as well as to seek additional debt or equity financing. The Company will also attempt to reduce its operating expenses. There can be no assurance that any such additional financing will be available on terms, in amounts, or at timing acceptable to the Company, if available at all.

In November of 2001, the company engaged Agora Capital Partners, Inc. ("Agora") to assist it in identifying possible acquisition targets consistent with the company's on-going business plan, to supply managerial and consulting advice, and to assist it in identifying potential sources of equity capital that might be required for the financing of any possible acquisitions.

SUBSEQUENT EVENTS

1) On January 15th, 2002, the Company announced that it has engaged the investment-banking firm of NetCap Ventures Inc. ("NetCap") to act as its exclusive financial adviser and placement agent with regard to raising equity or debt financing. The impetus for the engagement was the Company's proposed acquisition of IFT International Inc. ("IFT"), a provider of international trade finance, facilitation, and marketing services.

2) On Feb. 8, 2002 Grand Prix Sports, Inc. determined not to conclude its pending acquisition of IFT International Inc.

As of the date on which the decision was made not to conclude the acquisition, the company had not then completed its due diligence investigation of IFT. In connection with the determination not to conclude the pending IFT acquisition, the company also announced that it has terminated its relationships with Agora and NetCap.


LIQUIDITY AND CAPITAL RESOURCES

Grand Prix Sports, Inc. has funded its cash needs over the periods covered by this Form 10-KSB with cash on hand. It is anticipated that the cash on hand of $3,212.00 will be insufficient to satisfy cash requirements over the next twelve months. In order to support existing operations, the Company is seeking additional financing as well as acquiring shareholder capital to fund operations. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to it, or at all.

PRODUCT RESEARCH AND DEVELOPMENT

Grand Prix Sports, Inc. plans no product research and development over the next twelve months.

CAPITAL EXPENDITURES

Grand Prix Sports, Inc. made no capital expenditures over the period covered by this report. There are no planned capital expenditures in the next twelve months.

EMPLOYEES

The Company maintains no employees at this time.

ITEM 7. FINANCIAL STATEMENTS

                  CONTENTS
                  --------
                                      PAGE
                                      ----

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . 5

FINANCIAL STATEMENTS

Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . . 7

Statements of Stockholders' Equity (Deficit). . . . . . . . . . . . . . . 8

Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . 9

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . .10-15

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

                                 March 28, 2002

Board of Directors
Grand Prix Sports, Inc.
(Formerly DDR Systems, Inc.)
(A Development Stage Company)
Tumwater, Washington

We have audited the accompanying balance sheets of Grand Prix Sports, Inc. (formerly DDR Systems, Inc.) (A Development Stage Company) (the "Company"), as of December 31, 2001 and 2000 and the related statements of operations, stockholder's equity (deficit), and cash flows for the years then ended and for the period from June 3, 1999 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Nordic Racing, Ltd., an equity-method investment, which statements reflect total losses constituting 30 percent of the related total. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Nordic Racing, Ltd., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Prix Sports, Inc. (formerly DDR Systems, Inc.) (A Development Stage Company) as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the period June 3, 1999 (Date of Inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has had no sales and suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  Bedinger & Company
                                             Certified Public Accountants
                                               Walnut Creek, California


GRAND PRIX SPORTS, INC
(FORMERLY DDR SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2001 and 2000
-----------------------------------------------------------------------------------
                                                                   December 31
                                                             ----------------------
                                                                2001         2000
                                                             ---------    ---------
ASSETS
------

CURRENT ASSETS
      Cash                                                   $   3,212    $   6,173
                                                             ---------    ---------

          TOTAL CURRENT ASSETS                                   3,212        6,173
                                                             ---------    ---------

Furniture & equipment (Note A)
      Cost                                                        --          2,077
      Accumulated depreciation                                    --           (658)
                                                             ---------    ---------
      Net                                                         --          1,419
                                                             ---------    ---------

License Agreement with Related Party (Note B)
      Cost                                                         500       10,000
      Accumulated Amortization                                    (358)      (4,419)
                                                             ---------    ---------
      Net                                                          142        5,581
                                                             ---------    ---------

                                                             ---------    ---------
Nordic Racing Limited Investment (Note G)                         --           --
                                                             ---------    ---------


          TOTAL ASSETS                                       $   3,354    $  13,173
                                                             =========    =========

CURRENT LIABILITIES
-------------------
      Loan from related party (Note F)                       $  30,780    $    --
      Trade accounts payable                                    56,816
      Accrued interest payable to a related party (Note F)         556        6,636
                                                             ---------    ---------

          TOTAL CURRENT LIABILITIES                             88,152        6,636
                                                             ---------    ---------

COMMITMENT (Note B)

STOCKHOLDERS' EQUITY (DEFICIT) (Note G)

          Preferred stock, par value $.0001; 20,000,000
          shares authorized; 0 issued and outstanding             --           --
                                                             ---------    ---------

          Common stock, par value $.0001, 100,000,000
          shares authorized; issued and oustanding
          15,000,000 at December 31, 2001 and 61,500,000
          at December 31, 2000.                                  1,500        6,150

          Additional paid-in capital                           202,000      107,350
          Deficit accumulated during the development stage    (288,298)    (106,963)
                                                             ---------    ---------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (84,798)       6,537
                                                             ---------    ---------

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY (DEFICIT)                   $   3,354    $  13,173
                                                             =========    =========




GRAND PRIX SPORTS, INC
(FORMERLY DDR SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
THE PERIOD JUNE 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2001
----------------------------------------------------------------------------------------------

                                                                                  June 3, 1999
                                                  Year Ended      Year Ended      (Inception)
                                                  December 31,    December 31,    to December
                                                      2001            2000          31, 2001
                                                  ------------    ------------    ------------

Revenue

      Other                                       $       --      $     10,000    $     10,000

     Total Revenue                                        --            10,000          10,000

Expenses
     Loss from equity method investment                 90,000            --            90,000
     Bank charges                                          109             267             376
     Communication                                        --             7,687           8,204
     Consulting fees                                      --            16,043          16,043
     Meals and entertainment                            35,543          35,543
     Depreciation and amortization                         904           3,207           5,981
     Marketing and promotion                              --            28,571          31,029
     Office                                               --              --                13
     Professional fees                                  16,308          36,547          56,855
     Investor relations                                 22,514            --            22,514
     License agreement impairment                        4,639            --             4,639
     Abondonment of furniture and equipment              1,315            --             1,315
     Travel                                              9,447           5,705          25,230
     Interest expense (related party)                      556            --               556
                                                  ------------    ------------    ------------

     Total Expenses                                    181,335          98,027         298,298
                                                  ------------    ------------    ------------

      Net Loss                                    $   (181,335)   $    (88,027)   $   (288,298)
                                                  ============    ============    ============


     Basic Loss per Share                         $    (0.0121)   $    (0.0014)
                                                  ============    ============

     Weighted average common shares outstanding     15,000,000      61,500,000




GRAND PRIX SPORTS, INC
(FORMERLY DDR SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
THE PERIOD JUNE 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2001

--------------------------------------------------------------------------------------------------------------------------------


                                                                Common Stock                     Deficit Accumulated
                                                         --------------------------    Additional    during the       Total
                                                          Number of                      Paid-in    Developmental  Stockholder's
                                                           Shares         Amount         Capital        Stage     Equity (Deficit)
                                                         -----------    -----------    -----------   -----------  ---------------
BALANCES
     June 3, 1999                                               --      $      --      $      --     $      --      $      --

     Shares issued during the period
         Shares issued to acquire license (Note B)        50,000,000          5,000          5,000          --             --
         Shares issued for cash                           11,500,000          1,150        102,350          --             --

     Net loss for the period from June 3, 1999
     (inception) through December 31, 1999                      --             --             --         (18,936)          --
                                                         -----------    -----------    -----------   -----------    -----------

BALANCES
     December 31, 1999                                    61,500,000          6,150        107,350       (18,936)        94,564

     Net loss for 2000                                          --             --             --         (88,027)          --
                                                         -----------    -----------    -----------   -----------    -----------

BALANCES
     December 31, 2000                                    61,500,000          6,150        107,350      (106,963)         6,537

     Shares issued during the period
         Shares Issued for Nordic acquisition (Note G)     1,000,000            100         89,900          --             --

     Shares cancelled during the period
         Shares cancelled for license
         agreement revisions                             (47,500,000)        (4,750)         4,750          --             --

     5:1 forward stock split                                     5:1           --             --            --             --

     Net Loss through December 31, 2001                         --             --             --        (181,335)          --
                                                         -----------    -----------    -----------   -----------    -----------

BALANCES
     December 31, 2001                                    15,000,000          1,500        202,000      (288,298)       (84,798)
                                                         ===========    ===========    ===========   ===========    ===========




GRAND PRIX SPORTS, INC
(FORMERLY DDR SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
FOR THE JUNE 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------

                                                                                        June 3, 1999
                                                              Year Ended    Year Ended   (Inception)
                                                              December 31,  December 31, to December
                                                                 2001          2000       31, 2001
                                                               ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                 $(181,335)   $ (88,027)   $(288,298)
      Adjustments to reconcile net loss
      to net cash used by operating activities:
         Depreciation                                                104          416          762
         Amortization                                                800        2,791        5,219
         License impairment agreement                              4,639                     4,639
         Abondonment of furniture
         and equipment                                             1,315                     1,315
         Loss on investment                                       90,000                    90,000
CHANGES IN CURRENT ASSETS AND CURRENT
      ASSETS AND CURRENT LIABILITIES:
      Increase (decrease) in current liabilities:
         Accounts payable and accrued expenses                    50,736      (12,507)      57,372
                                                               ---------    ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        (33,741)     (97,327)    (128,991)
                                                               ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of furniture and equipment                        --           --         (2,077)

                                                               ---------    ---------    ---------


NET CASH (USED) FOR INVESTING ACTIVITIES                            --           --         (2,077)
                                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                          --           --        103,500
         Related party loan                                       30,780                    30,780
                                                               ---------    ---------    ---------

NET CASH PROVIDED  BY FINANCING ACTIVITIES                        30,780         --        134,280
                                                               ---------    ---------    ---------


NET INCREASE (DECREASE) IN CASH                                   (2,961)     (97,327)       3,212

CASH, beginning of period                                          6,173      103,500         --
                                                               ---------    ---------    ---------

CASH, end of period                                            $   3,212    $   6,173    $   3,212
                                                               =========    =========    =========


SUPPLEMENTAL DISCLOSURE:

Noncash investing and financing activities
     License agreement acquired by issue of common stock       $    --                   $  10,000
     Nordic Racing Limited acquired by issue of common stock   $  90,000                 $  90,000
     Interest paid                                             $    --      $    --      $    --
     Taxes paid                                                $    --      $    --      $    --


                                                9

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

The Company has been in the development stage since its incorporation under the laws of the state of Washington on June 3, 1999. On June 3, 1999 the Company acquired from Reach Technologies, Inc. ("Reach"), the rights to distribute the Reach Digital Data Recorder product line for the purpose of selling the product in the telemetry and remote sensing marketplace. This License was capitalized based on the estimate of fair market value of the license received. The licensed product line consists of 0 to 40 Megabit per second Digital Data Recorders that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The Company paid for the license by issuing 50,000,000 shares of its common stock to Glenn Jones, the President of Reach. Under the license with Reach, the Company had the exclusive right to distribute and market Reach's product line to the northeastern United States for a period of time beginning June 3, 1999 and ending January 31, 2003. To retain the license, the Company was required to purchase a minimum amount of product based on pricing established in the license agreement during each of the two years of its license, beginning February 1, 2000. The Company was required to purchase $50,000 of the product line by January 31, 2001, an additional $100,000 of the product line by January 31, 2002, and an additional $100,000 of the product line by January 31, 2003.

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

On March 9, 2001, the parties again amended the license agreement to provide that it would no longer be exclusive. In connection with this amendment, Glenn Jones returned 47,500,000 shares of the Company's common stock to the Company's treasury for cancellation. Also on March 9, 2001, the Company amended its articles of incorporation by changing the name of the Company to Grand Prix Sports, Inc.

Effective March 9, 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Exchange Agreement") with Damask International, Jonathan Iseson,
T. Todd Stabler, and Dr. and Mrs. Robert J. Harman. Damask International and Jonathan Iseson constituted the record and beneficial owners of forty percent (40%), or 67 ordinary shares, of the issued and outstanding shares of the capital stock of Nordic Racing Limited, a British corporation ("Nordic"). Pursuant to the terms of the Exchange Agreement, the Registrant sold and issued as aggregate of 1,000,000 shares of its common stock, 700,000 shares to Damask International, 150,000 shares to Jonathan Iseson, 100,000 shares to R. Todd Stabler, and 50,000 shares to Dr. and Mrs. Robert J. Harman.

--------------------------------------------------------------------------------

Organization (Continued)

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

Nordic, like all Formula 3000 teams, has obtained sponsors who wish their products to be marketed to the Formula 3000 audience through the exchange of cash contributions (used to operate the team) for placement of logos and other advertising on the team's uniforms, racecars, and transporters. In early 2001, Nordic signed a sponsorship agreement with the Coca-Cola Company for a "title sponsorship" position, meaning that Coca-Cola has the most prominently displayed logo of Nordic's sponsors. As a result, the team is now referred to as "Coca-Cola Nordic Racing". Nordic also has a sponsorship agreement with "Eurosport"-the pan-European sports television channel.

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

Summary of Significant Accounting Principles
--------------------------------------------

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

--------------------------------------------------------------------------------

Summary of Significant Accounting Principles (Continued)
--------------------------------------------------------

b.  Basic earnings per share

Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings Per Share". The Company has a simple capital structure with no significant potential common shares. Basic earnings (loss) per share are calculated weighted on the average number of common shares outstanding each period.

c.  Office furniture and equipment

Office furniture and equipment purchases were capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years. Office furniture and equipments abandoned is written off at the time of the abandonment. The Company relocated its offices and as a result, the office furniture and equipment were abandoned during the first quarter and $1,315 of net book value was written off. Depreciation expense for the year ended December 31, 2001 was $104.

d.  License agreement

The license agreement with Reach Technologies, Inc. was previously capitalized and amortized over the estimate useful life of the asset-three years and seven months, commencing June 3, 1999. However, under the renegotiated Non-Exclusive License Agreement, 47,500,000 shares of the 50,000,000 shares of the Company's common stock issued to Glenn Jones in exchange for the original Exclusive License Agreement were returned to the Company and canceled. Thus, the un-depreciated value of the now non-exclusive license agreement was reduced from $10,000 to $500. Amortization expense for the year ended December 31, 2001 was $800.

e.  Issuance of common stock

The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered.

f.  Revenue

Revenue is recognized when product is shipped to the customer.

g.  Income taxes

No taxes are payable for the year ended December 31, 2001.

--------------------------------------------------------------------------------

Summary of Significant Accounting Principles (Continued)
--------------------------------------------------------

h.   Impact of Accounting Standards

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting and purchased goodwill is no longer amortized over its useful life. Instead, goodwill will be subject to a periodic impairment test based upon its value. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement.

NOTE B - LICENSE AGREEMENT
--------------------------

On June 3, 1999, the Company acquired from Reach Technologies, Inc. ("Reach") the rights to distribute the Reach Technologies, Inc. Digital Data Recorder product line for the purpose of selling the product in the telemetry and remote sensing marketplace. This license was valued based on the estimate of fair market value of the license received. The licensed product line consists of 0 to 40 Megabit per second Digital Data Recorders that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The Company paid for the license by issuing 50,000,000 shares of its common stock to Glenn Jones, the President of Reach. Under the license with Reach, the Company had the exclusive right to distribute and market Reach's product line to the northeastern United States for a period of time beginning June 3, 1990 and ending January 31, 2003. To retain the license, the Company was required to purchase a minimum amount of product based on pricing established in the license agreement during each of the two years of its license, beginning February 1, 2000. The Company was required to purchase $50,000 of the product line by January 31, 2001, an additional $100,000 of the product line by January 31, 2002 and as additional $100,000 of the product line by January 31, 2003.
The license agreement contained a provision that it could be renewed for additional three year periods, so long as the Company was not in default. Any renewal agreement will be subject to the same minimum purchase requirements, except that the minimum purchase amount in each subsequent year would be calculated as the greater of $120,000 and 65% of the Company's prior year's audited revenue. The agreement may be terminated by the Company at any time upon notice to Reach, and by Reach for any cause, which includes breach of the agreement, the bankruptcy or insolvency of the Company; or the conviction of the Company; its officers or directors, of any crime involving moral turpitude.

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

On March 9, 2001, the parties again amended the license agreement to provide that it would no longer be exclusive. In connection with this amendment, Glenn Jones returned 47,500,000 shares of the Company's common stock to the Company's treasury for cancellation.

NOTE C - NET OPERATING LOSS CARRY FORWARD
-----------------------------------------

The Company's net operating loss for the year ended December 31, 2001 of $181,335 may be utilized through the year ended December 31, 2021. The Company's net operating loss for the year ended December 31, 2000 of $88,027 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the seven months ended December 31, 1999 of $18,936 may be utilized through the year ended December 31, 2019. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2001 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by $73,000 for the year ended December 31, 2001.

NOTE D - MANAGEMENT'S PLANS
---------------------------

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

NOTE E - CORRECTION OF ERROR
----------------------------

During 2002, a 1999 error was discovered in which the par value of common stock was erroneously listed as $.001. This error was corrected by retroactively restating the amounts of common stock and additional paid-in-capital.

NOTE F - RELATED PARTY TRANSACTION
----------------------------------

During the year ended December 31, 2001, the Company borrowed $30,780 from Harrysen Mittler, Chief Executive Officer of the Company to fund current operating activities. The note bears interest at 10 percent per annum, payable upon demand. Accrued interest in the amount $556 is payable at December 31, 2001.

NOTE G - NORDIC RACING LIMITED INVESTMENT
-----------------------------------------

On March 9, 2001, the Company issued 1,000,000 shares of common stock in exchange for the purchase of forty percent (40%) of Nordic Racing Limited. At the time of the acquisition, there was no independent appraisal or valuation of Nordic Racing Limited. The purchase price was based on valuing the Company's stock at $.09 per share, which represented the lower range of stock trades for Grand Prix Sports, Inc. stock during the twelve months after the acquisition.

-----------------------------------------------------

The investment with Nordic Racing Limited is being reported using the Equity Method of Accounting. The summarized assets and liabilities of Nordic Racing Limited at December 31, 2001 and 2000, respectively, in U.S. dollars are as follows:

                                 2001         2000
                                 ----         ----
Cash                        $   6,703    $ 258,772
Property & equipment, net     295,021      178,128
Notes receivable               71,154      269,193
                            ---------    ---------
Total                         372,878      706,093
                            =========    =========

Current liabilities         $ 872,206    $ 757,453
Other liabilities             490,653      314,152
Net worth                    (989,981)    (365,513)
                            ---------    ---------
Total                         372,878      706,093
                            =========    =========


The summarized profit and loss statements of Nordic Racing Limited at December 31, 2001 and 2000, respectively, in U.S. dollars are as follows:

                                2001           2000
                                ----           ----
Revenue                  $ 1,455,544      1,470,283
Cost of sales              1,489,710      1,499,687
Operating expenses           543,194      1,101,619
                         -----------    -----------
Loss from operations        (577,350)    (1,131,023)
Other income (expense)       (77,781)        (6,334)
Provision for taxes                0              0
                         -----------    -----------
Net loss                    (655,141)    (1,137,357)
                         ===========    ===========

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Grand Prix Sports, Inc has had no changes in or disagreements with its accountants in its two most recent fiscal years or any later interim period.


                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Grand Prix Sports, Inc's directors hold office until the annual meeting of Shareholders next held after their election. The Officers and Directors of Grand Prix Sports, Inc. as of March 28th, 2002 are as follows:

Name                           Age             Title
----                           ---             -----
Harrysen Mittler               48              Chairman of the Board, President,
                                               Chief Executive Officer, and
                                               Chief Financial Officer
Greg Martin                    46              Secretary
Cary Burch                     38              Director
Randolf W. Katz                48              Director

     Harrysen Mittler has served as our Chairman of the Board, President, and Secretary since March 9, 2001. From 1995 through Autumn of 1999, Mr. Mittler served as Director, President and Chief Financial Officer of Wordcraft Systems, Inc., a publicly traded software company. In addition to his tenure at Wordcraft, during the preceding five years, Mr. Mittler has also served as a business consultant to a variety of private enterprises.

     Cary Burch has served as a member of our Board of Directors since March 9, 2001. Since 1998, Mr. Burch has served as President of First American CreditNet, as Senior Vice-President and Chief Information Officer of First American CredCo, and as a member of the Board of Directors of their corporate parent, The First American Corporation. Since November of 1999, he has also served as a Director of NetSol International. From 1993 through 1998, Mr. Burch was Senior Vice-President and Chief Information Officer of Advanta Mortgage Corp.

     Greg Martin has served as our Secretary since March 9, 2001. During the preceding five years, Mr. Martin, through Corvus Business Development Services, Inc., has served as a business consultant to a variety of domestic and international private enterprises, focusing on corporate finance and mergers and acquisitions activities. In addition, during that period, he served as the Mergers and Acquisitions Advisor, Vice-President of Emerge Corporation, from January of 1999 through January of 2001; as the Mergers and Acquisitions Intermediary of Spectrum Business Resources, Inc., from February of 1998 to the present; and as an executive officer, in a variety of capacities, and as a Director of Ice Holdings, Inc., from 1996 to August of 1997.

     Randolf W. Katz has served as a member of our board of directors since March 9, 2001. Mr. Katz is an attorney licensed to practice in the State of California. Since January 1, 2000, he has been a partner with Bryan Cave LLP, counsel to the Company. During more than the preceding five years, he was a partner of Arter & Hadden, LLP.

ITEM 10. EXECUTIVE COMPENSATION

There is no compensation in place for officers and directors. A preliminary plan was disclosed in an 8K dated April 5, 2001 for issuance of stock options. However, the plan was never formalized or executed.

Compensation of Directors

There is no plan in place at this time for Grand Prix Sports, Inc.'s directors to be compensated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Registrant as of April 15, 2002, by (a) each beneficial owner of more than five percent of the Registrant's common stock, (b) each of the Registrant's directors, and (c) all of the Registrant's directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

                                     Amount and Nature Of
                                     Beneficial Ownership              Percent
Beneficial Owner(1)                     of Common Stock                Of Class
-------------------                  --------------------              --------
Damask International Limited          1.4 million shares                 9.33%

Directors and Officers
Harrysen Mittler                             -0-                          -0-
Cary Burch                              40,000 shares                      *
Greg Martin                             20,000 shares                      *
Randolf W. Katz(5)                           -0-                          -0-

All officers and directors
as a group (4 persons)                  60,000 shares                      *

--------------

  * Represents less than one percent.

  (1) The Registrant believes that all persons have full voting and investment power with respect to the shares. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as warrants or options to purchase shares of the Registrant's common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 3, 1999 10,000,000 shares were issued at $0.001 per share in exchange for the right to distribute the Reach Technologies Inc. licensed product line. Glenn Jones, is a one-third shareholder in Reach Technologies Inc., the licenser of Grand Prix Sports, Inc.'s right to distribute the Reach Technologies Inc. licensed product line.

On January 14, 2001, the Company amended the Licensing Agreement with Reach Technologies, Inc. dated June 3, 1999 as it pertains to minimum purchase requirements. The parties agreed that, in exchange for the payment by promissory note of $5,000, Reach Technologies, Inc. would not terminate the Licensing Agreement dated June 3, 1999 for failure to purchase $50,000 of the Reach Technologies Inc. licensed product line by January 31, 2001.

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

In the third and fourth quarters of 2001, the Board of Directors passed a resolution authorizing a promissory note between Grand Prix Sports, Inc. and one its officers, Harrysen Mittler. In the course of normal business operations Mr. Mittler personally paid for certain Company expenses necessary to the continued reporting status of the Company. These expenses included, but were not limited to: accounting, auditing, legal review of securities filings, stock transfer agent, etc. As of December 31, 2001 the total indebtedness was $31,336.61 comprised of $30,780.00 advanced by Mr. Mittler, and $556.61 in accrued interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

1. Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB, which is incorporated herein by reference.

2. Reports on Form 8-K: During the year 2001, Grand Prix Sports, Inc. filed a Form 8-K on April 5th, 2001, describing the acquisition of the Company's position in Nordic Racing Limited.


                 [This Space Has Been Intentionally Left Blank]

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April 2002.

                     Grand Prix Sports, Inc

                     /s/ Harrysen Mittler
                     ---------------------------
                     Name: Harrysen Mittler
                     Title: President, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                           Date
---------                        -----                           ----

/s/ Harrysen Mittler             Director                        April 15, 2002
--------------------
Harrysen Mittler

/s/ Cary Burch                   Director                        April 15, 2002
--------------
Cary Burch

/s/ Randolph Katz                Director                        April 15, 2002
-----------------
Randolph Katz







                 [This Space Has Been Intentionally Left Blank]

ITEM 2. DESCRIPTION OF EXHIBITS

INDEX TO EXHIBITS


Exhibit Page Description
No.

3(a)(i) Articles of Incorporation of DDR Systems, Inc. (Incorporated by reference filed with the Company's Form S-1 on February 28, 2000).

3(a)(ii) By-laws of DDR Systems, Inc. (Incorporated by reference filed with the Company's Form S-1 on February 28, 2000).

3.3 Certificate of Amendment to the Articles of Incorporation of DDR Systems, Inc., as filed with the Secretary of State of the State of Washington on March 16, 2001. (Incorporated by reference filed with the Company's Form 8-K on April 5, 2001).

10.1        Agreement between DDR Systems, Inc. and Reach Technologies Inc.
            dated June 3, 1999 for the right to distribute the Reach Technologies Inc. licensed product line. (Incorporated by reference filed with the Company's Form S-1 on February 28, 2000).

10.2 Subscription Agreement and Investment Letter re: Gauntlett Limited (Incorporated by reference filed with the Company's Form S-1/A on April 27, 2000).

10.3 Subscription Agreement and Investment Letter re: World Wise Traders Limited (Incorporated by reference filed with the Company's Form S-1/A on April 22, 2000).

10.4 Subscription Agreement and Investment Letter re: Green Grove Trading Limited (Incorporated by reference filed with the Company's Form S-1/A on April 22, 2000).

10.5 Subscription Agreement and Investment Letter re: Valonia Limited (Incorporated by reference filed with the Company's Form S-1/A on April 22, 2000).

10.6        Agreement between DDR Systems, Inc. and Reach Technologies Inc.
            Dated January 14, 2001 amending the Licensing Agreement with Reach Technologies, Inc. dated June 3, 1999 as it pertains to minimum purchase requirements. (Incorporated by reference filed with the Company's Form 10-KSB on March 15, 2001).

10.7 Agreement between DDR Systems, Inc. and Reach Technologies, Inc., dated March 9, 2001, amending the Licensing Agreement with Reach Technologies, Inc. dated June 3, 1999, to amend the Registrant's commitment to purchase equipment and to transform the status of the license from exclusive to non-exclusive. (Incorporated by reference filed with the Company's Form 8-K on April 5, 2001).

10.8 Agreement and Plan of Share Exchange by and between the Stockholders of Nordic Racing Limited and DDR Systems, Inc., dated March 9, 2001. (Incorporated by reference filed with the Company's Form 8-K on April 5, 2001).

10.9        Letter of Intent Grand Prix Sports, Inc. and IFT International, Inc.
            dated November 5, 2001 (Incorporated by reference filed with the Company's Form 10-QSB on November 19, 2001).

10.10       Promissory Note

23          Consent of Independent Public Accountant, dated March 28, 2002