Form 10QSB
period 2002-03-31
GRAND PRIX SPORTS INC
filed 2002-05-24
CIK 1104891

Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Quarterly Period Ended March 31, 2002.

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

                              c/o Gregory J. Martin
                         23332 Mill Creek Dr., Suite 230
                             Laguna Hills, CA 92353
                                 (949) 460-5250
          (Address, Including Zip Code, And Telephone Number, Including
            Area Code, Of Registrant's mailing address in California)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (x) No ( )

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of March 31, 2002 was 15,000,000.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     Part I

Item 1.   Financial Statements                                              1

Item 2.   Management's Discussion and Analysis                             12


                                     Part II

Item 3.   Exhibits and Reports on Form 8-K                                 14

Item 4.   Signatures                                                       14

                                     Part I


Item 1.   Financial Statements

Balance Sheets As Of March 31, 2002 (Unaudited)
  and December 31, 2001 (Audited)                                           2

Unaudited Statements Of Operations And Accumulated
  Deficit For The Three Months Ended March 31, 2002
  and 2001, and For The Period June 3, 1999 (Date
  of Inception) to March 31, 2002                                           3

Unaudited Statements Of Cash Flows For The Three
  Months Ended March 31, 2002 and 2001 and For The
  Period June 3, 1999 (Date of Inception) to March
  31, 2002                                                                  4

Statements Of Stockholders Equity For The Three
  Months Ended March 31, 2002 And The Period June 3,
  1999 (Date of Inception) to March 31, 2002                                5

Notes To Financial Statements (Unaudited)                                   6

Item 2.   Management's Discussion and Analysis                             12


Grand Prix Sports, Inc.
(A Development Stage Company)
Balance Sheets
March 31, 2002 and December 31, 2001
================================================================================================

                                                             March 31, 2002    December 31, 2001
                                                               (Unaudited)         (Audited)
                                                                ---------          ---------
ASSETS
------

CURRENT ASSETS
--------------
     Cash                                                       $    --            $   3,212

                                                                ---------          ---------

         TOTAL CURRENT ASSETS                                           0              3,212
                                                                ---------          ---------

Furniture & equipment (Note A)
     Cost                                                            --                 --
     Accumulated depreciation                                        --                 --
     Abandonment of furniture & equipment                            --
                                                                ---------          ---------
     Net                                                             --                 --
                                                                ---------          ---------

License Agreement with Related Party (Note B)
     Cost                                                             500                500
     Accumulated Amortization                                        (392)              (358)
                                                                ---------          ---------
     Net                                                              108                142

Nordic Racing Limited Investment (Note G)                            --                 --
                                                                ---------          ---------


         TOTAL ASSETS                                           $     108          $   3,354
                                                                =========          =========

CURRENT LIABILITIES
-------------------
     Loan from shareholders                                     $    --            $    --
     Loan from related party (Note F)                              34,863             30,780
     Accounts payable and accrued expenses :
         Accounts payable (Note H)                                 72,861             56,816
         Accrued interest payable to a related party (Note F)       1,376                556
                                                                ---------          ---------
         TOTAL CURRENT LIABILITIES                                109,100             88,152
                                                                ---------          ---------

COMMITMENT (Note B)

STOCKHOLDERS' EQUITY (Note C)
-----------------------------

         Preferred stock, par value $.0001; 20,000,000 shares authorized; 0 issued and outstanding

         Common stock, par value $.0001, 100,000,000 shares
         authorized; issued and outstanding 15,000,000 at
         March 31, 2002 and December 31, 2001                       1,500              1,500

         Additional paid-in capital                               202,000            202,000
         Deficit accumulated during the development stage        (312,492)          (288,298)
                                                                ---------          ---------

         TOTAL STOCKHOLDERS' EQUITY                              (108,992)           (84,798)
                                                                ---------          ---------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                 $     108          $   3,354
                                                                =========          =========




Grand Prix Sports, Inc.
(A Development Stage Company)
Statements of Operations and Accumulated Deficit (Unaudited)
For the three months ended March 31, 2002 and 2001,
and for the Period June 3, 1999 (Date of Inception) to March 31, 2002
=============================================================================================================

                                                    Three Months          Three Months          June 3, 1999
                                                   Ended March 31,       Ended March 31,       (Inception) to
                                                        2002                  2001             March 31, 2002
                                                    ------------          ------------         --------------

Revenue                                             $       --            $       --            $     10,000
-------

     Total Revenue                                          --                    --                  10,000

Expenses
--------
     Loss on investment                                                          5,580                90,000
     Bank charges                                                                   11                   376
     Communication                                                                --                   8,204
     Consulting fees                                                              --                  16,043
     Meals and entertainment                                                                          35,543
     Depreciation and amortization                            34                   802                 6,015
     Marketing and promotion                                                      --                  31,029
     Office                                                                       --                      13
     Professional fees                                    24,628                36,384                81,483
     Investor relations                                      742                 2,509                23,256
     Write down of loss due to
       license revisions                                                         4,639                 4,639
     Write down of furniture and
       equipment                                                                 1,315                 1,315
     Travel                                               (2,030)                 --                  23,200
     Interest expense (related party)                        820                                       1,376
                                                    ------------          ------------          ------------

     Total Expenses                                       24,194                51,240               322,492
                                                    ------------          ------------          ------------

      Net Earnings (Loss)                           $    (24,194)         $    (51,240)         $   (312,492)
                                                    ============          ============          ============




     Basic Loss per Share                           $    (0.0016)         $    (0.0034)
                                                    ============          ============

     Weighted average common shares outstanding       15,000,000            15,000,000




GRAND PRIX SPORTS, INC
(FORMERLY DDR SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
FOR THE JUNE 3, 1999 (DATE OF INCEPTION) TO MARCH 31, 2002
=================================================================================================================

                                                             Three Months       Three Months        June 3, 1999
                                                            Ended March 31,    Ended March 31,     (Inception) to
                                                                 2002               2001           March 31, 2002
                                                               ---------          ---------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                 $ (24,194)         $ (51,240)         $(312,492)
      Adjustments to reconcile net loss
      to net cash used by operating activities:
         Depreciation and amortization                                34                802              6,015
         License impairment agreement                               --                4,639              4,639
         Abondonment of furniture
           and equipment                                            --                1,315              1,315
         Loss on investment                                         --                5,580             90,000
CHANGES IN CURRENT ASSETS AND CURRENT
      ASSETS AND CURRENT LIABILITIES:
      Increase (decrease) in current liabilities:
         Shareholder loan                                           --
         Interest payable to shareholder                             820                                 1,376
         Accounts payable and accrued expenses                    16,045             16,054             72,861
                                                               ---------          ---------          ---------

NET CASH (USED) BY OPERATING ACTIVITIES                           (7,295)           (22,850)          (136,286)
                                                               ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of furniture and equipment                        --                 --               (2,077)

                                                               ---------          ---------          ---------


NET CASH (USED) FOR INVESTING ACTIVITIES                            --                 --               (2,077)
                                                               ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                          --                 --              103,500
      Related party loan                                           4,083             17,308             34,863
                                                               ---------          ---------          ---------

NET CASH PROVIDED  BY FINANCING ACTIVITIES                         4,083             17,308            138,363
                                                               ---------          ---------          ---------


NET INCREASE (DECREASE) IN CASH                                   (3,212)            (5,542)              --

CASH, beginning of period                                          3,212              6,173               --
                                                               ---------          ---------          ---------

CASH, end of period                                            $    --            $     631          $    --
                                                               =========          =========          =========


SUPPLEMENTAL DISCLOSURE:

     Interest paid                                             $     820          $    --            $   1,376
     Taxes paid                                                $    --            $    --            $    --

Noncash investing and financing activities
     License agreement acquired by issue of common stock       $    --            $    --            $  10,000




GRAND PRIX SPORTS, INC
(FORMERLY DDR SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2002
THE PERIOD JUNE 3, 1999 (DATE OF INCEPTION) TO MARCH 31, 2002
====================================================================================================================================

                                                                                                           Deficit
                                                                    Common Stock                         Accumulated
                                                             --------------------------     Additional   during the        Total
                                                              Number of                      Paid-in    Developmental  Stockholder's
                                                               Shares       Amount           Capital        Stage         Equity
                                                             -----------    -----------    -----------   -----------    -----------

BALANCES
     June 3, 1999                                                   --      $      --      $      --     $      --      $      --

     Shares issued during the period
         Shares issued to acquire license (Note B)            50,000,000          5,000          5,000                       10,000
         Shares issued for cash                               11,500,000          1,150        102,350                      103,500

     Net loss for the period from June 3, 1999
     (inception) through December 31, 1999                                                                   (18,936)       (18,936)

BALANCES
                                                             -----------    -----------    -----------   -----------    -----------
     December 31, 1999                                        61,500,000          6,150        107,350       (18,936)        94,564

     Net loss for 2000                                                                                       (88,027)       (88,027)

BALANCES
                                                             -----------    -----------    -----------   -----------    -----------
     December 31, 2000                                        61,500,000          6,150        107,350      (106,963)         6,537

     Shares issued during the period
         Shares Issued for Nordic acquisition (Note G)         1,000,000            100         89,900                       90,000

     Shares cancelled during the period
         Shares cancelled for license
         agreement revisions                                 (47,500,000)        (4,750)         4,750                         --

     5:1 forward stock split                                         5:1

     Net Loss through December 31, 2001                                                                     (181,335)      (181,335)

BALANCES
                                                             -----------    -----------    -----------   -----------    -----------
     December 31, 2001                                        15,000,000          1,500        202,000      (288,298)       (84,798)

     Net Loss through March 31, 2002                                                                         (24,194)       (24,194)

BALANCES
                                                             -----------    -----------    -----------   -----------    -----------
     March 31, 2002                                           15,000,000          1,500        202,000      (312,492)      (108,992)
                                                             ===========    ===========    ===========   ===========    ===========



                                                                5

                             Prepared By Management
                             Grand Prix Sports, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                    For The Three Months Ended March 31, 2002

Note A - Organization And Summary Of Significant Accounting Policies

Basis of Presentation
---------------------

  The unaudited financial statements of Grand Prix Sports, Inc. (the "Company") as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Currently, Nordic's team consists of two drivers and two racecars, as well as the requisite machinery, mechanics, tools, and engineers required to maintain and improve the team. At the end of the 2001 race season, Nordic was ranked 1st overall on the Formula 3000 circuit. In 2001, Nordic and the other Formula 3000 teams were scheduled to compete at 12 of the venues where Formula 1 teams competed.

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

The Company's plan of business is to generate revenues and earnings by acquiring existing, profitable, well-managed, corporations that are compatible with the Company's current business activities. However, to manage existing corporate overhead, the Company will continue to rely on cash advances from shareholders and officers, as well as to seek additional debt or equity financing. The Company will also attempt to reduce its operating expenses. There can be no assurance that any such additional financing will be available on terms, in amounts, or at timing acceptable to the Company, if available at all.


Summary of Significant Accounting Principles
--------------------------------------------

a. Accounting estimates
-----------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b. Basic earnings per share
---------------------------
Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings Per Share". The Company has a simple capital structure with no significant potential common shares. Basic earnings (loss) per share are calculated weighted on the average number of common shares outstanding each period.

c. Office furniture and equipment
---------------------------------
Office furniture and equipment purchases were capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years. Office furniture and equipments abandoned is written off at the time of the abandonment.

d. License agreement
--------------------
The license agreement with Reach Technologies, Inc. was previously capitalized and amortized over the estimate useful life of the asset-three years and seven months, commencing June 3, 1999. However, under the renegotiated Non-Exclusive License Agreement, 47,500,000 (post-split) shares of the 50,000,000 (post-split) shares of the Company's common stock issued to Glenn Jones in exchange for the original Exclusive License Agreement were returned to the Company and canceled. Thus, the un-depreciated value of the now non-exclusive license agreement was reduced from $10,000 to $500.

e. Issuance of common stock
---------------------------
The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered.

f. Revenue
----------
Revenue is recognized when product is shipped to the customer.

g. Income taxes
---------------
No taxes are payable for the three months ended March 31, 2002.

h. Impact of Accounting Standards
---------------------------------
In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting and purchased goodwill is no longer amortized over its useful life. Instead, goodwill will be subject to a periodic impairment test based upon its value. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement.

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

On March 9, 2001, the parties again amended the license agreement to provide that it would no longer be exclusive. In connection with this amendment, Glenn Jones returned 47,500,000 (post-split) shares of the Company's common stock to the Company's treasury for cancellation. To date the Company has not purchased or sold product related to this license, nor are there any plans to do so, at this time. The terms of the license agreement require a $75,000 minimum purchase volume from the Company by January 31, 2002, which the Company has not met. Reach has the option to terminate the licensing agreement, because the minimum was not met. To date the Company has received neither written nor oral communication from Reach Technologies Inc. regarding the shortfall or intent to cancel the license agreement.

Note C - Common Stock

During the three month period ended March 31, 2002, the Company issued no additional common shares.

Note D - Net Operating Loss Carry Forward

The Company's net operating loss for the three months ended March 31, 2002 and the year ended December 31, 2001 of $24,194 and $181,335 may be utilized through the year ended December 31, 2022. The Company's net operating loss for the year ended December 31, 2000 of $88,027 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the seven months ended December 31, 1999 of $18,936 may be utilized through the year ended December 31, 2019. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2001 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by $9,678 and $73,000 for the three months ended March 31, 2002 and the year ended December 31, 2001.

Note E - Management's Plans

The Company's plan of business is to generate revenues and earnings by acquiring existing, profitable, well-managed, corporations that are compatible with the Company's current business activities. However, to manage existing corporate overhead, the Company will continue to rely on cash advances from shareholders and officers, as well as to seek additional debt or equity financing. The Company will also attempt to reduce its operating expenses. There can be no assurance that any such additional financing will be available on terms, in amounts, or at timing acceptable to the Company, if available at all. The ability to achieve these objectives raises substantial doubt about the Company's ability to continue as a going concern.

Note F - Related Party Transaction

The Company borrowed money from Harrysen Mittler, Chief Executive Officer of the Company to fund current operating activities. The amount payable as of March 31, 2002 and December 31, 2001 is $34,863 and $30,780, respectively. The note bears interest at 10 percent per annum, payable upon demand. Accrued interest in the amount $1,376 and $556 is payable at March 31, 2002 and December 31, 2001, respectively.

Note G -  Nordic Racing Limited Investment

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

The Company does not have the result of operations for the quarter ended March 31, 2002. It is management's opinion that Nordic Racing Limited continued to operate at a loss.

Note H - Accounts Payable

As of March 31, 2002 and December 31, 2001 accounts payable consisted of the following:

                                                       March 31,    December 31,
                                                         2002           2001
                                                        -------       -------
Professional fees payable                               $72,861       $50,091
General and administrative expense payable                              6,725
                                                        -------       -------

                                                        $72,861       $56,816
                                                        =======       =======

                      Management's Discussion and Analysis

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

The Company expended significant effort and resources on due diligence related to a potential acquisition of IFT International Inc. ("IFT"), a provider of international trade finance, facilitation, and marketing services. Almost half of the expenses for the quarter were related to professional services supporting that effort. On January 15th, 2002, the Company announced that it has engaged the investment-banking firm of NetCap Ventures Inc. ("NetCap") to act as its exclusive financial adviser and placement agent with regard to raising equity or debt financing. The impetus for the engagement was the Company's proposed acquisition of IFT International Inc.

However, on Feb. 8, 2002 Grand Prix Sports, Inc. determined not to conclude its pending acquisition of IFT International Inc. As of the date on which the decision was made not to conclude the acquisition, the company had not then completed its due diligence investigation of IFT. In connection with the determination not to conclude the pending IFT acquisition, the Company also announced that it terminated its relationships with Agora Capital Partners Inc. ("Agora"), and NetCap.

Subsequent to that effort, the search for acquisition candidates resumed.

The Company also owns a 40% interest in Coca-Cola Nordic Racing, a FIA Formula 3000 international racing team, which performs in 12 of the 17 widely acclaimed FIA Formula One motor racing championships held annually worldwide.

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

Nordic Racing lost both Wilson and Enge as drivers. Wilson went on to Formula One and Enge is driving for the current leading Formula 3000 team, "Arden International". After five races in the 12 race 2002 season Nordic Racing is in ninth position, second to last in team standings. With two new drivers, Ryan Briscoe and Zsolt Baumgartner, Nordic is back in a position of developing its new drivers.

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

Results of Operation:

Sales

The Company has not generated any revenues from operations during the three months ended March 31, 2002 or 2001.

Losses

Net losses for the three months ended March 31, 2002, decreased to $24,194 from $51,240 for the three months ended March 31, 2001.

The Company expects to continue to incur losses at least through the end of its current fiscal year. There can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Liquidity and Capital Resources

Since the date of the Company's investment in Coca-Cola Nordic Racing team, the Company has funded its cash needs with cash on hand and cash advances from shareholders and officers. The Company is actively seeking additional equity capital through private placements. It is unknown whether shareholder and officer advances will be sufficient to satisfy the Company's cash requirements over the next twelve months.

Capital Expenditures

The Company made no capital expenditures during the first three months of its fiscal year.

Subsequent Events -

Resignation of President/Chief Executive Officer/Chief Financial
Officer/Director. On April 29, 2002 Harrysen Mittler submitted his resignation as President, Chief Executive Officer, Chief Financial Officer and as a director of the Company, effective immediately. Mr. Mittler has elected to pursue other business interests.

Appointment of Interim President/Chief Financial Officer/Director. The Company's board of directors voted to appoint the Company Secretary, Gregory J. Martin, as interim President, CFO and Secretary, and to fill the board vacancy created by the resignation of Mr. Mittler. Mr. Martin has agreed to perform these duties subject to continued working capital investment and the identification of a long-term replacement for the President and Chief Financial Officer position.

New mailing address. The company has established a mailing address in California in anticipation of opening a business office closer to the Company's officer and Directors. That new address is 23332 Mill Creek Drive, Suite 230, Laguna Hills, California, 92653.


                                     Part II

Item 3.   Exhibits And Reports On Form 8-K

(A)  Exhibits

     None

(B)  Reports On Form 8-K.

     None.

Item 4.   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grand Prix Sports, Inc.

Date:  May 24, 2002


/s/ GREGORY J. MARTIN
--------------------------------
Gregory J. Martin
President, Chief Financial Officer and Director