Form 10QSB
period 2002-06-30
GRAND PRIX SPORTS INC
filed 2002-08-15
CIK 1104891

Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

        For The Quarterly Period Ended June 30, 2002.

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

                              c/o Gregory J. Martin
                         23332 Mill Creek Dr., Suite 230
                             Laguna Hills, CA 92653
                                 (949) 460-5250
          (Address, Including Zip Code, And Telephone Number, Including
            Area Code, Of Registrant's mailing address in California)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (x) No ( )

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of June 30, 2002 was 15,000,000.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     Part I

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . .

Item 2.   Management's Discussion and Analysis . . . . . . . . . . . . .


                                     Part II

Item 3.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .

Item 4.   Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .

                                     Part I


Item 1. Financial Statements

Balance Sheets As Of June 30, 2002 (Unaudited) and
December 31, 2001 (Audited). . . . . . . . . . . . . . . . . . . . . . . . .

Unaudited Statements Of Operations And Accumulated Deficit For
The Three and Six Months Ended June 30, 2002 and 2001, and For
The Period June 3, 1999 (Date of Inception) to June 30, 2002 . . . . . . . .

Unaudited Statements Of Cash Flows For The Six Months Ended
June 30, 2002 and 2001 and For The Period June 3, 1999
(Date of Inception) to June 30, 2002 . . . . . . . . . . . . . . . . . . . .

Statements Of Stockholders Equity For The Six Months Ended
June 30, 2002 And The Period June 3, 1999 (Date of Inception)
to June 30, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Notes To Financial Statements (Unaudited). . . . . . . . . . . . . . . . . .

Item 2. Management's Discussion and Analysis . . . . . . . . . . . . . . . .


Grand Prix Sports, Inc.
(A Development Stage Company)
Balance Sheets
June 30, 2002 and December 31, 2001

                                                                             June 30, 2002    December 31, 2001
                                                                                (Unaudited)   (Audited)
                                                                                 ---------    ---------
ASSETS

CURRENT ASSETS
     Cash                                                                        $   1,160    $   3,212

                                                                                 ---------    ---------

         TOTAL CURRENT ASSETS                                                        1,160        3,212
                                                                                 ---------    ---------

Furniture & equipment (Note A)
     Cost                                                                             --           --
     Accumulated depreciation                                                         --           --
     Abandonment of furniture & equipment                                             --
                                                                                 ---------    ---------
     Net                                                                              --           --
                                                                                 ---------    ---------

License Agreement with Related Party (Note B)
     Cost                                                                              500          500
     Accumulated Amortization                                                         (426)        (358)
                                                                                 ---------    ---------
     Net                                                                                74          142

Nordic Racing Limited Investment (Note G)                                             --           --
                                                                                 ---------    ---------


         TOTAL ASSETS                                                            $   1,234    $   3,354
                                                                                 =========    =========

CURRENT LIABILITIES
     Loan from shareholders                                                      $    --      $    --
     Loan from related party (Note F)                                               34,863       30,780
     Accounts payable and accrued expenses :
         Accounts payable (Note H)                                                  83,899       56,816
         Accrued interest payable to a related party (Note F)                        2,251          556
                                                                                 ---------    ---------
         TOTAL CURRENT LIABILITIES                                                 121,013       88,152
                                                                                 ---------    ---------

COMMITMENT (Note B)

STOCKHOLDERS' EQUITY (Note C)

         Preferred stock, par value $.0001; 20,000,000 shares authorized; 0 issued and outstanding

         Common stock, par value $.0001, 100,000,000 shares authorized; issued
         and outstanding 15,000,000 at June 30, 2002 and December 31, 2001           1,500        1,500

           Additional paid-in capital                                              202,000      202,000
           Common stock subscribed                                                  24,985         --
           Deficit accumulated
                 during the development stage                                     (348,264)    (288,298)
                                                                                 ---------    ---------

         TOTAL STOCKHOLDERS' EQUITY                                               (119,779)     (84,798)
                                                                                 ---------    ---------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                                  $   1,234    $   3,354
                                                                                 =========    =========



Grand Prix Sports, Inc.
(A Development Stage Company)
Statements of Operations and Accumulated Deficit (Unaudited)
For the three months ended June 30, 2002 and 2001, for the six months ended June 30, 2002 and 2001, and for the period
June 3, 1999 (Date of Inception) to June 30, 2002


                                                 Three Months     Three Months     Six Months       Six Months    June 3, 1999
                                                 Ended June 30,  Ended June 30,  Ended June 30,   Ended June 30, (Inception) to
                                                     2002            2001            2002             2001        June 30, 2002
                                                 ------------    ------------    ------------     ------------   --------------

Revenue                                          $       --      $       --      $       --      $       --      $     10,000
    Income from investment                       $       --      $     51,673    $       --      $     46,093    $       --

    Total Revenue                                        --            51,673            --            46,093          10,000

Expenses
    Loss on investment                                                   --                              --            90,000
    Bank charges                                           20               5              20              16             396
    Communication                                                        --              --                             8,204
    Consulting fees                                                      --              --                            16,043
    Meals and entertainment                                            35,543                          35,543          35,543
    Depreciation and amortization                          34              34              68             836           6,049
    Marketing and promotion                                                                                            31,029
    Office                                                 13
    Professional fees                                  33,724          58,422          58,352          94,806         115,207
    Investor relations                                  1,119           5,529           1,861           8,038          24,375
    Write down of loss due to
      license revisions                                                                                 4,639           4,639
    Write down of furniture and
      equipment                                                                                         1,315           1,315
    Travel                                                              9,447          (2,030)          9,447          23,200
    Interest expense (related party)                      875           1,500           1,695           1,500           2,251
                                                 ------------    ------------    ------------    ------------    ------------

    Total Expenses                                     35,772         110,480          59,966         156,140         358,264
                                                 ------------    ------------    ------------    ------------    ------------

     Net Earnings (Loss)                         $    (35,772)   $    (58,807)   $    (59,966)   $   (110,047)   $   (348,264)
                                                 ============    ============    ============    ============    ============




    Basic Loss per Share                         $     (0.002)   $     (0.004)   $     (0.004)   $     (0.007)
                                                 ============    ============    ============    ============

    Weighted average common shares outstanding     15,000,000      15,000,000      15,000,000      15,000,000



GRAND PRIX SPORTS, INC
(FORMERLY DDR SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
SIX MONTHS MONTHS ENDED JUNE 30, 2002 AND 2001 AND
FOR THE JUNE 3, 1999 (DATE OF INCEPTION) TO JUNE 30, 2002

                                                               Six Months           Six Months      June 3, 1999
                                                              Ended June 30,      Ended June 30,   (Inception) to
                                                                  2002                2001          June 30, 2002
                                                                ---------          ---------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                  $ (59,966)         $(110,047)         $(348,264)
      Adjustments to reconcile net loss
      to net cash used by operating activities:
         Depreciation and amortization                                 68                836              6,049
         License impairment agreement                                --                4,639              4,639
         Abondonment of furniture
           and equipment                                             --                1,315              1,315
         (Gain) Loss on investment                                   --              (46,093)            90,000
CHANGES IN CURRENT ASSETS AND CURRENT
      ASSETS AND CURRENT LIABILITIES:
      Increase (decrease) in current liabilities:
         Interest payable to shareholder                            1,695               --                2,251
         Accounts payable and accrued expenses                     27,083             65,869             83,899
                                                                ---------          ---------          ---------

NET CASH (USED) BY OPERATING ACTIVITIES                           (31,120)           (83,481)          (160,111)
                                                                ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of furniture and equipment                         --                 --               (2,077)

                                                                ---------          ---------          ---------


NET CASH (USED) FOR INVESTING ACTIVITIES                             --                 --               (2,077)
                                                                ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Subscription of common stock                                 24,985                               128,485
      Related party loan                                            4,083             77,308             34,863
                                                                ---------          ---------          ---------

NET CASH PROVIDED  BY FINANCING ACTIVITIES                         29,068             77,308            163,348
                                                                ---------          ---------          ---------


NET INCREASE (DECREASE) IN CASH                                    (2,052)            (6,173)             1,160

CASH, beginning of period                                           3,212              6,173               --
                                                                ---------          ---------          ---------

CASH, end of period                                             $   1,160          $    --            $   1,160
                                                                =========          =========          =========


SUPPLEMENTAL DISCLOSURE:
     Interest paid                                              $    --            $    --            $    --
     Taxes paid                                                 $    --            $    --            $    --

Noncash investing and financing activities
     License agreement acquired by issue of common stock        $    --            $    --            $  10,000
     Nordic Racing Limited acquired by issue of common stock    $    --            $  90,000          $  90,000




GRAND PRIX SPORTS, INC
(FORMERLY DDR SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2002
THE PERIOD JUNE 3, 1999 (DATE OF INCEPTION) TO JUNE 30, 2002

                                                               Common Stock                      Deficit Accumulated
                                                         --------------------------    Additional    during the        Total
                                                          Number of                      Paid-in    Developmental  Stockholder's
                                                           Shares          Amount        Capital        Stage         Equity
                                                         -----------    -----------    -----------   -----------    -----------
BALANCES
     June 3, 1999                                               --      $      --      $      --     $      --      $      --

     Shares issued during the period
         Shares issued to acquire license (Note B)        50,000,000          5,000          5,000                       10,000
         Shares issued for cash                           11,500,000          1,150        102,350                      103,500

     Net loss for the period from June 3, 1999
     (inception) through December 31, 1999                                                               (18,936)       (18,936)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
     December 31, 1999                                    61,500,000          6,150        107,350       (18,936)        94,564

     Net loss for 2000                                                                                   (88,027)       (88,027)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
     December 31, 2000                                    61,500,000          6,150        107,350      (106,963)         6,537

     Shares issued during the period
         Shares Issued for Nordic acquisition (Note G)     1,000,000           100         89,900                        90,000

     Shares cancelled during the period
         Shares cancelled for license
         agreement revisions                             (47,500,000)        (4,750)         4,750                         --

     5:1 forward stock split                                     5:1

     Net Loss through December 31, 2001                                                                 (181,335)      (181,335)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
     December 31, 2001                                    15,000,000          1,500        202,000      (288,298)       (84,798)

     Subscription of common stock                                                                                        24,985

     Net Loss through june 30, 2002                                                                      (59,966)       (59,966)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
     June 30, 2002                                        15,000,000          1,500        202,000      (348,264)      (119,779)
                                                         ===========    ===========    ===========   ===========    ===========




                             Prepared By Management
                             Grand Prix Sports, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                     For The Six Months Ended June 30, 2002

Note A-Organization And Summary Of Significant Accounting Policies

Basis of Presentation
---------------------

The unaudited financial statements of Grand Prix Sports, Inc. (the "Company") as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

c. Office furniture and equipment
---------------------------------
Office furniture and equipment purchases were capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years. Office furniture or equipment that is abandoned is written off at the time of the abandonment.

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

g. Income taxes
---------------
No taxes are payable for the three months ended June 30, 2002.

h. Intangible Assets
--------------------
A summary of the treatment of intangible assets of the corporation is summarized as follows:

i. Impact of Accounting Standards
---------------------------------
In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting and purchased goodwill is no longer amortized over its useful life. Instead, goodwill will be subject to a periodic impairment test based upon its value. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement.

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

On March 9, 2001, the parties again amended the license agreement to provide that it would no longer be exclusive. In connection with this amendment, Glenn Jones returned 47,500,000 (post-split) shares of the Company's common stock to the Company's treasury for cancellation. To date the Company has not purchased or sold product related to this license, nor are there any plans to do so, at this time. The terms of the license agreement require a $75,000 minimum purchase volume from the Company by January 31, 2002, which the Company has not met. Reach has the option to terminate the licensing agreement, because the minimum was not met. To date the Company has received neither written nor oral communication from Reach Technologies, Inc. regarding the shortfall or intent to cancel the license agreement.

Note C-Common Stock

During the three month period ended June 30, 2002, the Company issued no additional common shares. However the Company received the sum of $24,985 as a subscription for 1,250,000 restricted shares of common stock. Management expects to issue such shares during the Company's third quarter, subject to receipt of a definitive subscription agreement from the prospective investor, and to report such issuance, as soon as practible, in accordance with the requirements of the Securities Exchange Act of 1934.

Note D - Net Operating Loss Carry Forward

The Company's net operating loss for the six months ended June 30, 2002 and the year ended December 31, 2001 of $59,966 and $181,335 may be utilized through the year ended December 31, 2022. The Company's net operating loss for the year ended December 31, 2000 of $88,027 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the seven months ended December 31, 1999 of $18,936 may be utilized through the year ended December 31, 2019. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2002 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by $24,000 for the six months ended June 30, 2002.

Note E-Management's Plans

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

Note F - Related Party Transaction

The Company borrowed money from Harrysen Mittler, the former Chief Executive Officer of the Company, to fund current operating activities. The amount payable as of June 30, 2002 and December 31, 2001 is $34,863 and $30,780, respectively. The note bears interest at 10 percent per annum, payable upon demand. Accrued interest in the amount $2,251 and $556 is payable at June 30, 2002 and December 31, 2001, respectively.

In April, Andrada Inc. dba Corvus Business Development Services ("Corvus"), a private consulting corporation owned by Gregory J. Martin, interim Chief Executive and interim Chief Financial Officer, advanced $3,000 for auditor services in support of completing the Company's Annual Report on Form 10-KSB, and $1,083 in other miscellaneous operating expenses pending completion of a proposed private placement, including mailing, fax and opening a bank account. Those funds advanced by Corvus were partially repaid by the Company in June, with the balance to be repaid if, as, and when the Company receives private investment capital, as to the timing, dilution, or receipt of which there can be no assurances.

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

The Company does not have the result of operations for the quarter ended June 30, 2002. It is management's opinion that Nordic Racing Limited continues to operate at a loss.

Note H - Accounts Payable

As of June 30, 2002 and December 31, 2001 accounts payable consisted of the following:

                                                        June 30,    December 31,
                                                         2002          2001
                                                        -------       -------

Professional fees payable                               $82,324       $50,091
Investor Relations                                      $ 1,575
                                                        -------       -------
General and administrative expense payable                              6,725
                                                        -------       -------

                                                        $83,899       $56,816
                                                        =======       =======

Note I

Intangible assets consist of the following:

                                              June 30, 2002
                           -------------------------------------------------
                                Gross                             Net
                             Intangible       Accumulated      Intangible
                               Assets        Amortization        Assets
Goodwill                     $     -           $     -           $     -
Other Intangibles                500               426                74
                           -------------------------------------------------
Total                        $   500           $   426           $    74


                                            December 31, 2001
                           -------------------------------------------------
                                Gross                             Net
                             Intangible       Accumulated      Intangible
                               Assets        Amortization        Assets
Goodwill                     $     -           $     -           $     -
Other Intangibles                500               358               142
                           -------------------------------------------------
Total                        $   500           $   358           $   142


The Company currently does not have goodwill as a component of it's intangible assets.


Estimated amortization expense for each of the next five years ended December 31 is as follows:

           2002 (12 Months)      $ 142
                      2003           -
                      2004           -
                      2005           -
                      2006           -
                                 -----
                     Total       $ 142

                      Management's Discussion and Analysis

This Quarterly Report on Form 10-QSB contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. You should not place undue reliance on forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, that may cause the Company's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those discussed in this Quarterly Report on Form 10-QSB and in the Company's other filings with the SEC. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently uncertain, and the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company is under no duty to update any of the forward-looking statements in this Quarterly Report on Form 10-QSB to conform forward-looking statement to actual results. All forward-looking statements should be considered in light of these risks and uncertainties.

The Company expended significant effort and resources in the last quarter of 2001 and the first quarter of 2002 on due diligence related to a potential acquisition of IFT International Inc. ("IFT"), a provider of international trade finance, facilitation, and marketing services. Almost half of the expenses for the quarter were related to professional services supporting that effort. On January 15th, 2002, the Company announced that it has engaged the investment-banking firm of NetCap Ventures Inc. ("NetCap") to act as its exclusive financial adviser and placement agent with regard to raising equity or debt financing. The impetus for the engagement was the Company's proposed acquisition of IFT International Inc.

On February 8, 2002, the Company determined not to conclude its pending acquisition of IFT International Inc. As of the date on which the decision was made not to conclude the acquisition, the Company had not then completed its due diligence investigation of IFT. In connection with the determination not to conclude the pending IFT acquisition, the Company also announced that it terminated its relationships with Agora Capital Partners Inc. ("Agora"), and NetCap.

Subsequent to that effort, the search for acquisition candidates resumed. In the second quarter approximately 10 merger/acquisition candidates were identified and examined. Two were selected for further screening and discussions. As the Company determines the suitability of those two opportunities, it continues to consider others.

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

Following the conclusion of the 2001 season, Nordic Racing lost both Messrs. Wilson and Enge as drivers. Mr. Wilson went on to Formula One and Mr. Enge is driving for the current leading Formula 3000 team, "Arden International". After five races in the 12 race 2002 season Nordic Racing is in ninth position, second to last in team standings. With two new drivers, Ryan Briscoe and Zsolt Baumgartner, Nordic is back in a position of developing its new drivers.

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

The Company's board of directors voted to appoint the Company Secretary, Gregory
J. Martin, as interim President and interim Chief Financial Officer, and to fill the board vacancy created by the resignation of Mr. Mittler. Mr. Martin has agreed to perform these duties, subject to continued working capital investment and the identification of a long-term replacement for the President and Chief Financial Officer position. During this time period, Mr. Martin has taken an active role in the evaluation of merger/acquisition opportunities, will continue to direct activities to raise funds, and conduct the operations of the Company.

In June of 2002, the Board of Directors engaged Corvus to provide administrative and management services on behalf of the corporation. This action was taken to replace the administrative services previously performed by Mr. Mittler and to reduce the expenses incurred by the Company's outside legal and accounting advisors. In an effort to reduce costs and increase services the Board also determined that it was more cost-effective to outsource these services to Corvus than to hire employees. Payroll costs and substantial uncertainty regarding payment of wages would preclude finding and hiring adequate staffing. Corvus is a consulting practice owned and operated by Gregory J. Martin. Mr. Martin recused himself from the vote to approve the contract with Corvus.

The Company's plan of business is to generate revenues and earnings by acquiring existing, profitable, well-managed, corporations compatible with or with synergies to the Company's current business activities. However, to manage existing corporate overhead, the Company will continue to rely on cash advances from shareholders, as well as to seek additional debt or equity financing. Part of this effort has been to reduce overhead. The Company has been successful in reducing operating expenses. During the first six months of this year the Company has reduced operating expenses by almost 40%.

In May of 2002, the Company commenced a limited private placement in an attempt to raise up to $125,000 of equity capital. As of the end of the second quarter, the Company had received $25,000 as a subscription for 1,250,000 restricted shares of common stock. Management expects to issue such shares during the Company's third quarter, subject to receipt of a subscription agreement from the prospective investor. Subsequent to the end of the second quarter, the Company has received commitments for an additional $50,000 of equity capital on the same terms and conditions as the $25,000 subscription, of which the Company has received $35,000. Management expects to issue shares in respect of such funds during the Company's third quarter, subject to receipt of subscription agreements from the prospective investors, and to report each such issuance in accordance with the requirements of the Securities Exchange Act of 1934. Despite these efforts, there can be no assurance that any such additional financings, or shareholder and officer advances, will be available on terms, in amounts, or at a time acceptable to the Company, if they are available at all, and, if so available, whether such funds will be sufficient to satisfy the Company's cash requirements over the next twelve months.

Critical Accounting Policies:

Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment costs, depreciation and amortization, sales discounts and returns, warranty costs, taxes and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and/or as areas most dependent on management's judgment and estimates.

     Revenue Recognition--We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

     Deferred Tax Asset Valuation Allowance--We record a deferred tax asset in jurisdictions where we generate a loss for income tax purposes. Due to volatility in the industry within which we operate, we may record a valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, the deferred tax assets may not be realized in the foreseeable future.

     Recent Pronouncements and Accounting Changes--In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." They also issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001.

     SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, "Business Combinations," and SFAS 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises," and is effective for all business combinations initiated after June 30, 2001. We have not completed any business combinations that were initiated subsequent to June 30, 2001. Business combinations initiated after June 30, 2001, if any, will be accounted for under the purchase method in accordance with SFAS 141.

     SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, we are no longer required to amortize goodwill and other intangible assets with indefinite lives; rather, these intangible assets are subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". We adopted SFAS 142 effective January 1, 2002 and have ceased amortization of goodwill and other intangible assets deemed to have an indefinite life. In accordance with SFAS 142, we also performed an impairment test of goodwill as of January 1, 2002 and determined that no goodwill write-down was necessary.

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS 121, and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and in general are to be applied prospectively. We adopted SFAS 144 effective January 1, 2002, which did not have a material impact on our consolidated results of operations and financial position.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company will adopt the provisions of SFAS 146 effective January 1, 2003.

Results of Operation:

Sales

The Company has not generated any revenues from operations during the three months ended June 30, 2002 or 2001.

Losses

Net losses for the three months ended June 30, 2002, decreased to $35,772 from $58,807 for the three months ended June 30, 2001. Net losses decreased for the six months ended June 30, 2002 to $59,966 from $110,047 for the six months ended June 30, 2001.

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

In May of 2002, the Company commenced a limited private placement in an attempt to raise up to $125,000 of equity capital. As of the end of the second quarter, the Company had received $24,985 as a subscription for 1,250,000 restricted shares of common stock. Management expects to issue such shares during the Company's third quarter, subject to receipt of a subscription agreement from the prospective investor. Subsequent to the end of the second quarter, the Company has received commitments for an additional $50,000 of equity capital on the same terms and conditions as the $25,000 subscription, of which the Company has received $35,000. Management expects to issue shares in respect of such funds during the Company's third quarter, subject to receipt of subscription agreements from the prospective investors, and to report each such issuance in accordance with the requirements of the Securities Exchange Act of 1934. Despite these efforts, there can be no assurance that any such additional financings, or shareholder and officer advances, will be available on terms, in amounts, or at a time acceptable to the Company, if they are available at all, and, if so available, whether such funds will be sufficient to satisfy the Company's cash requirements over the next twelve months. Capital Expenditures

The Company made no capital expenditures during the first three months of its fiscal year.

Subsequent Events

Subsequent to the end of the second quarter, the Company has received commitments for a $50,000 of equity capital on the same terms and conditions as the $24,985 subscription received in May. As of the date of this Quarterly report, the Company has received $35,000 of such committed funds. Management expects to issue shares in respect of such funds during the Company's third quarter, subject to receipt of subscription agreements from the prospective investors, and to report each such issuance in accordance with the requirements of the Securities Exchange Act of 1934.

                                     Part II

Item 3. Exhibits And Reports On Form 8-K

(A)  Exhibits

     10.1 [CORVUS AGREEMENT]

(B)  Reports On Form 8-K.

     None.

Item 4. Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grand Prix Sports, Inc.

Date:  August 14, 2002


/s/ GREGORY J. MARTIN
---------------------------------
Gregory J. Martin
President, Chief Financial Officer and Director