Form 10QSB
period 2002-09-30
GRAND PRIX SPORTS INC
filed 2002-12-17
CIK 1104891

Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Quarterly Period Ended September 30, 2002.

( ) Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Transition Period From ______________To_________________

                        Commission File Number 333-31238


                             Grand Prix Sports, Inc.
              ----------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)


                Washington                                  52-2219677
       ------------------------------                   -----------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

                              c/o Gregory J. Martin
                         23332 Mill Creek Dr., Suite 230
                             Laguna Hills, CA 92653
                                 (949) 460-5250
           ------------------------------------------------------------
          (Address, Including Zip Code, And Telephone Number, Including
             Area Code, Of Registrant's mailing address in California)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (x) No ( )

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of September 30, 2002 was 17,500,000.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----




                                     Part I


Item 1.   Financial Statements

Balance Sheets As Of September 30, 2002 (Unaudited)
  and December 31, 2001 (Audited) ...................................      2

Unaudited Statements Of Operations And Accumulated
  Deficit For The Three and Nine Months Ended September 30,
  2002 and 2001, and For The Period June 3, 1999 (Date of
  Inception) to September 30, 2002 ..................................      3

Unaudited Statements Of Cash Flows For The Nine Months
  Ended September 30, 2002 and 2001 and For The Period
  June 3, 1999 (Date of Inception) to September 30, 2002 ............      4

Statements Of Stockholders Equity For The Nine Months
  Ended September 30, 2002 and For The Period June 3,
  1999 (Date of Inception) to September 30, 2002 ....................      5


Notes To Financial Statements (Unaudited) ...........................      6

Item 2.   Management's Discussion and Analysis ......................     13


                                     Part II

Item 3.   Exhibits and Reports on Form 8-K ..........................     17

Item 4.   Signatures ................................................     17



Grand Prix Sports, Inc.
(A Development Stage Company)
Balance Sheets
September 30, 2002 and December 31, 2001
==============================================================================================



                                                               September 30,      December 31,
                                                                   2002               2001
                                                                (Unaudited)        (Audited)
                                                                 ---------         ---------

ASSETS
------

CURRENT ASSETS
--------------
      Cash                                                       $     419         $   3,212
                                                                 ---------         ---------

          TOTAL CURRENT ASSETS                                         419             3,212
                                                                 ---------         ---------

License Agreement with Related Party (Note B)
      Cost                                                             500               500
      Accumulated Amortization                                        (460)             (358)
                                                                 ---------         ---------
      Net                                                               40               142

Nordic Racing Limited Investment (Note G)                             --                --
                                                                 ---------         ---------

          TOTAL ASSETS                                           $     459         $   3,354
                                                                 =========         =========

CURRENT LIABILITIES
-------------------
      Loan from shareholders                                     $    --           $    --
      Loan from related party (Note F)                              34,863            30,780
      Accounts payable and accrued expenses :
          Accounts payable (Note H)                                 75,246            56,816
          Accrued interest payable to a related party (Note F)       3,126               556
                                                                 ---------         ---------
          TOTAL CURRENT LIABILITIES                                113,235            88,152
                                                                 ---------         ---------

COMMITMENT (Note B)

STOCKHOLDERS' EQUITY (Note C)
-----------------------------

          Preferred stock, par value $.0001; 20,000,000 shares authorized; 0 issued and outstanding

          Common stock, par value $.0001, 100,000,000 shares
          authorized; issued and outstanding 17,500,000 and
          15,000,000 September 30, 2002 and December 31, 2001,
          respectively                                               1,750             1,500

          Additional paid-in capital                               251,735           202,000
          Common stock subscribed                                   10,000              --
          Deficit accumulated
            during the development stage                          (376,261)         (288,298)
                                                                 ---------         ---------

          TOTAL STOCKHOLDERS' EQUITY                              (112,776)          (84,798)
                                                                 ---------         ---------

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                 $     459         $   3,354
                                                                 =========         =========






Grand Prix Sports, Inc.
(A Development Stage Company)
Statements of Operations and Accumulated Deficit (Unaudited)
For the three months ended September 30, 2002 and 2001, for the nine months ended September 30, 2002 and 2001, and for the period
June 3, 1999 (Date of Inception) to September 30, 2002
------------------------------------------------------------------------------------------------------------------------------


                                                 Three Months    Three Months     Nine Months    Nine Months      June 3,1999
                                                     Ended           Ended          Ended           Ended       (Inception) to
                                                 September 30,   September 30,   September 30,   September 30,   September 30,
                                                     2002            2001            2002            2001            2002
                                                 ------------    ------------    ------------    -------------   -------------


Revenue                                          $       --      $       --      $       --      $       --      $     10,000
-------
    Income from investment                       $       --      $       --      $       --

    Total Revenue                                        --              --              --              --            10,000

Expenses
--------
    Loss on investment                                                121,354                          75,261          90,000
    Bank charges                                          130                             150              16             526
    Communication                                                                                        --             8,204
    Consulting fees                                                                                      --            16,043
    Meals and entertainment                                                                            35,543          35,543
    Depreciation and amortization                          34              34             102             870           6,083
    Marketing and promotion                                                                                            31,029
    Office                                                656                             656                             669
    Professional fees                                  23,096          11,893          81,448         106,699         138,303
    Investor relations                                  2,406           9,541           4,267          17,579          26,781
    Write down of loss due to
      license revisions                                                                                 4,639           4,639
    Write down of furniture and
      equipment                                                                                         1,315           1,315
    Travel                                                                             (2,030)          9,447          23,200
    Taxes                                                 800                             800                             800
    Interest expense (related party)                      875           2,300           2,570           3,800           3,126
                                                 ------------    ------------    ------------    ------------    ------------

    Total Expenses                                     27,997         145,122          87,963         255,169         386,261
                                                 ------------    ------------    ------------    ------------    ------------

     Net Earnings (Loss)                         $    (27,997)   $   (145,122)   $    (87,963)   $   (255,169)   $   (376,261)
                                                 ============    ============    ============    ============    ============




    Basic Loss per Share                         $     (0.002)   $     (0.010)   $     (0.006)   $     (0.017)
                                                 ============    ============    ============    ============

    Weighted average common shares outstanding     15,277,778      15,000,000      15,833,333      15,000,000


                                                               3



GRAND PRIX SPORTS, INC
(FORMERLY DDR SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
NINE MONTHS MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
FOR THE JUNE 3, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002
-------------------------------------------------------------------------------------------------------------



                                                               Nine Months      Nine Months     June 3, 1999
                                                                 Ended            Ended        (Inception) to
                                                              September 30,    September 30,    September 30,
                                                                  2002             2001             2001
                                                               ---------        ---------        ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                 $ (87,963)       $(255,169)       $(376,261)
      Adjustments to reconcile net loss
      to net cash used by operating activities:
         Depreciation and amortization                               102              870            6,083
         License impairment agreement                               --              4,639            4,639
         Abondonment of furniture
           and equipment                                            --              1,315            1,315
         (Gain) Loss on investment                                  --             75,261           90,000
CHANGES IN CURRENT ASSETS AND CURRENT
      ASSETS AND CURRENT LIABILITIES:
      Increase (decrease) in current liabilities:
         Interest payable to shareholder                           2,570             --              3,126
         Accounts payable and accrued expenses                    18,430           61,088           75,246
                                                               ---------        ---------        ---------

NET CASH (Used) BY OPERATING ACTIVITIES                          (66,861)        (111,996)        (195,852)
                                                               ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of furniture and equipment                        --               --             (2,077)

                                                               ---------        ---------        ---------


NET CASH (USED) FOR INVESTING ACTIVITIES                            --               --             (2,077)
                                                               ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                    49,985             --            153,485
      Subscription of common stock                                10,000             --             10,000
      Related party loan                                           4,083          105,823           34,863
                                                               ---------        ---------        ---------

NET CASH PROVIDED  BY FINANCING ACTIVITIES                        64,068          105,823          198,348
                                                               ---------        ---------        ---------


NET INCREASE (DECREASE) IN CASH                                   (2,793)          (6,173)             419

CASH, beginning of period                                          3,212            6,173             --
                                                               ---------        ---------        ---------

CASH, end of period                                            $     419        $    --          $     419
                                                               =========        =========        =========


SUPPLEMENTAL DISCLOSURE:
     Interest paid                                             $    --          $    --          $    --
     Taxes paid                                                $     800        $    --          $     800

Noncash investing and financing activities
     License agreement acquired by issue of common stock       $    --          $    --          $  10,000
     Nordic Racing Limited acquired by issue of common stock   $    --          $  90,000        $  90,000






GRAND PRIX SPORTS, INC
(FORMERLY DDR SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2002
THE PERIOD JUNE 3, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002
=================================================================================================================================



                                                                                                       Deficit
                                                          Common Stock                               Accumulated
                                                         ------------------            Additional    during the        Total
                                                          Number of                      Paid-in    Developmental   Stockholder's
                                                           Shares          Amount        Capital        Stage          Equity
                                                         -----------    -----------    -----------   -----------    -----------
BALANCES
     June 3, 1999                                               --      $      --      $      --     $      --      $      --

     Shares issued during the period
         Shares issued to acquire license (Note B)        50,000,000          5,000          5,000                       10,000
         Shares issued for cash                           11,500,000          1,150        102,350                      103,500

     Net loss for the period from June 3, 1999
     (inception) through December 31, 1999                                                               (18,936)       (18,936)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
     December 31, 1999                                    61,500,000          6,150        107,350       (18,936)        94,564

     Net loss for 2000
                                                                                                         (88,027)       (88,027)
BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
     December 31, 2000                                    61,500,000          6,150        107,350      (106,963)         6,537

     Shares issued during the period
         Shares Issued for Nordic acquisition (Note G)     1,000,000            100         89,900                       90,000

     Shares cancelled during the period
         Shares cancelled for license
         agreement revisions                             (47,500,000)        (4,750)         4,750                         --

     5:1 forward stock split                                     5:1

     Net Loss through December 31, 2001                                                                 (181,335)      (181,335)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
     December 31, 2001                                    15,000,000          1,500        202,000      (288,298)       (84,798)

     Issuance of common stock                              2,500,000            250         49,735                       49,985

     Subscription of common stock                                                                                        10,000

     Net Loss through September 30, 2002                                                                 (87,963)       (87,963)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
     September 30, 2002                                   17,500,000          1,750        251,735      (376,261)      (112,776)
                                                         ===========    ===========    ===========   ===========    ===========


                                                                5

                             Prepared By Management
                             Grand Prix Sports, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                  For The Nine Months Ended September 30, 2002

Note A-Organization And Summary Of Significant Accounting Policies

Basis of Presentation
---------------------

The unaudited financial statements of Grand Prix Sports, Inc. (the "Company") as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Effective March 9, 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Exchange Agreement") with Damask International, Jonathan Iseson,
T. Todd Stabler, and Dr. and Mrs. Robert J. Harman. Damask International and Jonathan Iseson constituted the record and beneficial owners of forty percent (40%), or 67 ordinary shares, of the issued and outstanding shares of the capital stock of Nordic Racing Limited, a British corporation ("Nordic). Pursuant to the terms of the Exchange Agreement, the Registrant sold and issued as aggregate of 1,000,000 shares of its common stock, -700,000 shares to Damask International, 150,000 shares to Jonathan Iseson, 100,000 shares to R. Todd Stabler, and 50,000 shares to Dr. and Mrs. Robert J. Harman.

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

Summary of Significant Accounting Principles
--------------------------------------------

a.  Accounting estimates
------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

d.  License agreement
---------------------
The license agreement with Reach Technologies, Inc. was previously capitalized and amortized over the estimate useful life of the asset-three years and seven months, commencing June 3, 1999. However, under the renegotiated Non-Exclusive License Agreement, 47,500,000 shares of the 50,000,000 shares of the Company's common stock issued to Glenn Jones in exchange for the original Exclusive License Agreement were returned to the Company and canceled. Thus, the un-depreciated value of the now non-exclusive license agreement was reduced from $10,000 to $500, of which $460 has been amortized, with a remaining net value of $40 as at September 30, 2002.

e. Issuance of common stock
---------------------------
The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered.

f.  Revenue
-----------
Revenue is recognized when product is shipped to the customer.

g.  Income taxes
----------------
No taxes are payable for the three months ended September 30, 2002.

h.  Intangible Assets
---------------------
A summary of the treatment of intangible assets of the corporation is summarized as follows:

Note I


Intangible assets consist of the following:


                                            September 30, 2002
                             -----------------------------------------------
                                Gross                                 Net
                             Intangible       Accumulated         Intangible
                               Assets         Amortization          Assets

Goodwill                     $    --            $    --            $    --
Other Intangibles                  500                460                 40
                             ---------          ---------          ---------
Total                        $     500          $     460          $      40



                                           December 31, 2001
                             ------------------------------------------------
                                Gross                                Net
                             Intangible      Accumulated          Intangible
                               Assets        Amortization           Assets

Goodwill                     $    --            $    --            $    --
Other Intangibles                  500                358                142
                             ---------          ---------          ---------
Total                        $     500          $     358          $     142


The Company currently does not have goodwill as a component of its intangible assets.


Estimated amortization expense for each of the next five years ended December 31 is as follows:


     2002 (12 Months)        $      142
                2003              --
                2004              --
                2005              --
                2006              --
                             ----------
               Total         $      142


i.  Impact of Accounting Standards
----------------------------------
In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement.

On April 30, 2002 the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement.

In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company will adopt the provisions of SFAS 146 effective January 1, 2003. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement.

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

Note C - Common Stock

During the three month period ended September 30, 2002, the Company issued 2,500,000 of its common shares. However the Company received the sum of $24,985 as a subscription for 1,250,000 restricted shares of common stock. Management expects to issue such shares during the Company's third quarter, subject to receipt of a definitive subscription agreement from the prospective investor, and to report such issuance, as soon as practicable, in accordance with the requirements of the Securities Exchange Act of 1934.

Note D - Net Operating Loss Carry Forward

The Company's net operating loss for the nine months ended September 30, 2002 and the year ended December 31, 2001 of $87,963 and $181,335 may be utilized through the year ended December 31, 2022. The Company's net operating loss for the year ended December 31, 2000 of $88,027 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the seven months ended December 31, 1999 of $18,936 may be utilized through the year ended December 31, 2019. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2002 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by $35,000 for the nine months ended September 30, 2002.

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

Note F - Related Party Transaction

The Company borrowed money from Harrysen Mittler, the former Chief Executive Officer of the Company, to fund current operating activities. The amount payable as of September 30, 2002 and December 31, 2001 is $34,863 and $30,780, respectively. The note bears interest at 10 percent per annum, payable upon demand. Accrued interest in the amount $3,126 and $556 is payable at September 30, 2002 and December 31, 2001, respectively.

In April of 2002, Andrada Inc., dba Corvus Business Development Services ("Corvus"), a private consulting corporation owned by Gregory J. Martin, interim Chief Executive Officer and interim Chief Financial Officer, advanced $3,000 for auditor services in support of completing the Company's Annual Report on Form 10-KSB, and $1,083 in other miscellaneous operating expenses pending completion of a proposed private placement, including mailing, fax and opening a bank account. Those funds advanced by Corvus were partially repaid by the Company in June, with the balance to be repaid if, as, and when the Company receives private investment capital, as to the timing, dilution, or receipt of which there can be no assurances.

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

The Company does not have the result of operations for the quarter ended September 30, 2002. It is management's opinion that Nordic Racing Limited continues to operate at a loss.

In a subsequent event, effective October 30, 2002, the Company sold its 40% interest in Nordic Racing Ltd.. The sale of Nordic's stock was made to Bertram Schafer Racing GmbH, a German corporation, for $70,000.00 through a stock purchase agreement executed by the parties on October 21, 2002. Closing occurred on October 21, 2002 and final funding from escrow to the Company occurred on October 29, 2002. Funds were used to pay several outstanding vendor invoices and provide funding for limited operations through December 31, 2002. A copy of the Stock Purchase Agreement is attached as Exhibit 10.1.

Note H - Accounts Payable

As of September 30, 2002 and December 31, 2001 accounts payable consisted of the following:

                                            September 30,       December 31,
                                                2002                2001
                                            -------------       -------------
Professional fees payable                   $      74,665       $      50,091
Investor Relations                          $         581
                                            -------------       -------------
General and administrative expense payable
                                                                        6,725
                                            -------------       -------------
                                            $      75,246       $      56,816
                                            =============       =============

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

Subsequent to that effort, the search for acquisition candidates resumed. In the second quarter approximately 10 merger/acquisition candidates were identified and examined. Two were selected for further screening and discussions. In the third quarter, one merger opportunity resulted in submission of due diligence information by Grand Prix to a third party for assessment, however a transaction could not be consummated under favorable terms. As the Company determines the suitability of existing opportunities, it continues to consider others.

On April 29, 2002 Harrysen Mittler submitted his resignation as President, Chief Executive Officer, Chief Financial Officer and as a director of the Company, effective immediately. Mr. Mittler has elected to pursue other business interests.

The Company's board of directors voted to appoint the Company's Secretary, Gregory J. Martin, as interim President and interim Chief Financial Officer, and to fill the board vacancy created by the resignation of Mr. Mittler. Mr. Martin has agreed to perform these duties, subject to continued working capital investment and the identification of a long-term replacement for the President and Chief Financial Officer position. During this time period, Mr. Martin has taken an active role in the evaluation of merger/acquisition opportunities, will continue to direct activities to raise funds, and conduct the operations of the Company.

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

The Company's plan of business is to generate revenues and earnings by acquiring existing, profitable, well-managed, corporations compatible with or with synergies to the Company's current business activities. However, to manage existing corporate overhead, the Company will continue to rely on cash advances from shareholders, as well as to seek additional debt or equity financing. Part of this effort has been to reduce overhead. The Company has been successful in reducing operating expenses. During the first nine months of this year the Company has reduced operating expenses by almost 66%.

In May of 2002, the Company commenced a limited private placement in an attempt to raise up to $125,000 of equity capital. As of the end of the third quarter, the Company had raised $60,000 for 3,000,000 restricted shares of common stock. In September management issued 2,500,000 shares of those 3,000,000 shares during the Company's third quarter, and expects to issue 500,000 of the remaining shares in the fourth quarter, and to report each such issuance in accordance with the requirements of the Securities Exchange Act of 1934. The Company will continue to complete the total placement of $125,000. Despite these efforts, there can be no assurance that any such additional financings, or shareholder and officer advances, will be available on terms, in amounts, or at a time acceptable to the Company, if they are available at all, and, if so available, whether such funds will be sufficient to satisfy the Company's cash requirements over the next twelve months.

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

     Recent Pronouncements and Accounting Changes--SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS 121, and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and in general are to be applied prospectively. We adopted SFAS 144 effective January 1, 2002, which did not have a material impact on our consolidated results of operations and financial position.

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

Results of Operation:

Sales

The Company has not generated any revenues from operations during the three months ended September 30, 2002 or 2001.

Losses

Net losses for the three months ended September 30, 2002, decreased to $27,997 from $145,122 for the three months ended September 30, 2001. Net losses decreased for the nine months ended September 30, 2002 to $87,963 from $255,169 for the nine months ended September 30, 2001. The primary reduction in losses was attributable to decreased costs associated with travel and due diligence expenses that were incurred in the 3rd quarter of 2001 that were not incurred in the 3rd Quarter and for much of 2002. The Company spent more time examining acquisition opportunities that were domestically based in 2002, as compared to 2001, when several companies that were based in Europe were evaluated.

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

In May of 2002, the Company commenced a limited private placement in an attempt to raise up to $125,000 of equity capital. As of the end of the third quarter, the Company had received $60,000 in subscriptions for 3,000,000 restricted shares of common stock. In September, management issued 2,500,000 shares during the Company's third quarter, and expects to issue 500,000 shares in the fourth quarter, and to report each such issuance in accordance with the requirements of the Securities Exchange Act of 1934. Despite these efforts, there can be no assurance that any such additional financings, or shareholder and officer advances, will be available on terms, in amounts, or at a time acceptable to the Company, if they are available at all, and, if so available, whether such funds will be sufficient to satisfy the Company's cash requirements over the next twelve months.

Capital Expenditures

The Company made no capital expenditures during the first three months of its fiscal year.


Subsequent Events

Subsequent to the end of the second quarter, the Company has received only a partial payment of $10,000 towards a $25,000 subscription. The first subscription agreement was canceled by mutual consent, and a revised subscription agreement for 500,000 shares priced at $.02 ($10,000) was executed. Shares were issued on October 31, 2002.

Effective October 30, 2002 Grand Prix Sports, Inc. sold its 40% interest in Nordic Racing Ltd. The sale of stock was made to Bertram Schafer Racing GmbH, a German corporation, for $70,000.00 through a stock purchase agreement executed by the parties on October 21, 2002. Closing occurred on October 21, 2002 and final funding from escrow to Grand Prix Sports occurred on October 29, 2002. Funds were used to pay several outstanding vendor invoices and provide funding for limited operations through December 31, 2002. A copy of the Stock Purchase Agreement is attached as Exhibit 10.1.

The Company's current directors and sole officer have commenced a search for replacement directors and officers, as they have expressed their intent to resign from their respective offices. Thus, on December 6, 2002, Cary Burch resigned as a director and Todd Pitcher was appointed as his replacement. As additional replacement directors and officers are identified, the incumbents expect to nominate such individuals to such positions, and the current directors and officer will thereafter resign.


                                     Part II

Item 3.   Exhibits And Reports On Form 8-K

(A)  Exhibits

         10.1     Stock Purchase Agreement

         99.1 Interim CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)  Reports On Form 8-K. None



Item 4.   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Grand Prix Sports, Inc.



Date:  December 13, 2002                    /s/  GREGORY J. MARTIN
                                            ----------------------------------
                                                 Gregory J. Martin
                                                 President,
                                                 Chief Financial Officer and
                                                 Director

                                                                    Exhibit 10.1


                            STOCK PURCHASE AGREEMENT


     This Stock Purchase Agreement (this "Agreement") is dated as of October 11, 2002 (the "Effective Date"), by and between Grand Prix Sports, Inc., a Washington corporation (the "Company") and Bertram Schafer Racing GmbH, a German corporation ("Schafer Racing").

     WHEREAS, Schafer Racing desires to purchase all of the Company's interest in Nordic Racing Ltd., as represented by 114 shares of Nordic Racing Ltd. (the "Shares");

     WHEREAS, the Company desires to sell all of its interest in Nordic Racing Ltd. as represented by the Shares;

     NOW THEREFORE, in consideration of the mutual promises and covenants contained herein and intending to be legally bound by the terms and conditions contained herein, the parties do hereby agree as follows:

     1. Purchase and Sale of Stock. Subject to the terms and conditions of this Agreement, the Company agrees to sell all of its right, title and interest in and to the Shares to Schafer Racing free and clear of all liens, claims and encumbrances for the purchase price of Seventy Thousand United States Dollars (US$70,000.00) (the "Purchase Price").

     2. Company Representations and Warranties. The Company hereby represents and warrants that: a. The Company is a corporation duly organized and validly existing under the laws of the State of Washington; b. The Company owns the Shares free and clear of all liens, claims and encumbrances; c. The Company is authorized to sell the Shares; and d. All corporate action on the part of the Company necessary to sell, transfer and deliver the Shares to Schafer Racing has been taken.

     3. Schafer Racing's Representations and Warranties. Schafer Racing represents and warrants as follows:

          a. Schafer Racing is purchasing the Shares for its own account, not as a nominee or agent, for investment and not with a view to resale;

          b. Schafer Racing has made the determination to purchase the Shares based upon its own knowledge and experience in financial and business matters and is capable of evaluating the merits and risks associated with such an investment;

          c. Schafer Racing has the ability to bear the economic risks of such investment;

          d. Schafer Racing has been furnished with, and has had access to, such information as Schafer Racing considered necessary to make a determination as to the purchase of the Shares;

          e. Schafer Racing has made the determination to purchase the Shares on its own and with no guidance or input from the Company; and

          f. At no time was Schafer Racing presented with or solicited by or through any leaflet, public promotional meeting, television advertisement, or any other form of general advertising for the purchase of the Shares.

     4. The Closing. The purchase and sale of the Shares shall take place on October 11, 2002, in the offices of Bryan Cave LLP, 2020 Main Street, Suite 600, Irvine, CA 92614, at 4:00 p.m., Pacific Daylight Time, or at such other time and at such other location as the parties may agree.

     5. No Further Obligation. Upon the execution of this Agreement, the payment of the purchase price and the transfer of the share certificates, the parties shall have no further obligation to one another.

     6. Entire Agreement. This Agreement and the documents delivered at the Closing shall contain the entire agreement of the parties and shall supersede all other agreements and representations, whether written or oral, with respect to the terms of this Agreement.

     7. Counterparts. This Agreement may be executed in one or more counterparts each of which shall be deemed to constitute an original and shall become effective when one or more counterparts have been executed by each party hereto and delivered to the other party.

     8. Governing Law; Jurisdiction. Notwithstanding the places where this Agreement or any counterpart hereof may have been executed by any of the parties hereto, the parties expressly agree that all the terms and provisions hereof shall be construed under the laws of the State of Washington and that any actions related hereto shall be brought in a court of competent jurisdiction located in the State of Washington.

     9. Attorneys' Fees. In the event any party to this Agreement shall be required to initiate legal proceedings to enforce performance under this Agreement, the prevailing party shall be entitled to recover reasonable attorneys' fees and costs related thereto.

     10. Severability. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law. However, if any provision of this Agreement shall be held to be prohibited or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remained of this Agreement.

     11. Authorization. Each party affirms that it has been represented by counsel, or has had the opportunity to be represented by counsel, with respect to the negotiation of this Agreement and shall be considered the drafter hereof, that it has read and understands this Agreement and that it intends to be bound by this Agreement.

     IN WITNESS WHEREOF, the parties hereto have executed, or have caused a duly authorized officer or representative to execute this Agreement as of the Effective Date.

                                            GRAND PRIX SPORTS, INC.

                                            By:  /s/
                                               -------------------------------
                                                      Gregory Martin, President
                                                      and Secretary


                                            BERTRAM SCHAFER RACING GMBH

                                            By:  /s/
                                               -------------------------------
                                                      Bertram Schafer, Manager