Form 10KSB
period 2002-12-31
GRAND PRIX SPORTS INC
filed 2003-04-15
CIK 1104891

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

[X]  Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Act Of 1934

                  For the fiscal year ended December 31, 2002.

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

                        23332 Mill Creek Drive, Suite 230
                             Laguna Hills, CA 92653
                                 (949) 679-6221
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

The issuer's total revenues for the year ended December 31, 2002, were zero.

On April 15, 2003, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 18,000,000.

                                TABLE OF CONTENTS

                                     PART I


Item 1. Description of Business. . . . . . . . . . . . .  . . . . . . . . . 3

Item 2. Description of Property. . . . . . . . . . . .  . . . . . . . . . . 3

Item 3. Legal Proceedings. . . . . . . . . . . . . . .  . . . . . . . . . . 4

Item 4. Submission Of Matters To A Vote Of Security Holders. . .. . . . . . 4


                                     PART II

Item 5. Market For Common Equity And Related Stockholder Matters . .. . . . 4

Item 6. Management's Discussion and Analysis and Plan Of Operation) . . . . 5

Item 7. Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . 7

Item 8. Changes And Disagreements With Accountants On Accounting And
Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . 19


                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons;
Compliance With Section 16(A) Of The Exchange Act. . . . . . . . . . . . . 19

Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . 19

Item 11. Security Ownership Of Certain Beneficial Owners And Management. . 20

Item 12. Certain Relationships And Related Transactions. . . . . . . . . . 20

Item 13. Exhibits And Reports On Form 8K . . . . . . . . . . . . . . . . . 21

Item 14. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . 21

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Grand Prix Sports, Inc. (formerly known as DDR Systems, Inc.) was incorporated under the laws of the State of Washington on June 3, 1999, and is in its early developmental and promotional stages. To date, Grand Prix Sports, Inc.'s only activities have been organizational, directed at raising its initial capital and developing its business plan. Grand Prix Sports, Inc. has not commenced commercial operations.

Grand Prix Sports, Inc. activities from October 2002 through December 31, 2002 were focused on cleaning up the balance sheet and identifying promising acquisition opportunities. In December 2002, the company successfully negotiated with Harrysen Mittler to forgive 100% of our debt to him. The Company's liabilities now total only thirty-two thousand dollars or 36% of the total liabilities one year earlier at December 31, 2001.

Grand Prix Sports, Inc. activities from March 9th, 2001 to September 2002 were focused on the identification of promising acquisition candidates that would benefit from a business relationship with its major asset, a 40% interest in Nordic Racing Limited, a Formula 3000 racing team. However, for $70,000, the Company sold its 40% share in Nordic Racing on October 29, 2002 due to management differences. In a parallel process, capital sources were identified that would provide cash for acquisitions and working capital.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company used to be headquartered at 3650 West 30th Avenue, Vancouver B.C. Canada where it used office space rent-free until December 31, 2000. The Company then moved its headquarters to Suite 122 - 2055 York Avenue, Vancouver B.C. Canada V6J 1E5 where it occupied office space rent-free. From reorganization on March 9, 2001 to April 2002, the Company maintained its principal place of business in the State of Washington at 1780 Barnes Boulevard S.W., Building G, Tumwater, Washington. The company then moved its principle place of business to California the location of Greg Martin, Secretary at Suite 230 23332 Mill Creek Drive, Laguna Hills, California, rent-free. With no employees or commercial business operations at this time, dedicated office space is considered an unnecessary expense.

ITEM 3. LEGAL PROCEEDINGS

Grand Prix Sports, Inc. is currently not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year 2002, Grand Prix Sports, Inc. did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) Market Information

Grand Prix Sports, Inc. common stock is currently traded on the Over The Counter Bulletin Board under the symbol "GPRX.OB". Grand Prix Sports, Inc. common stock began trading on March 9, 2001.

The table below sets forth the high and low sales prices for Grand Prix Sports, Inc. Common Stock for the relevant quarter of 2002. The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions:


                Quarter       High      Low
                -------       ----      ---
 2002           First         $1.44     $.09
                Second        $.19      $.04
                Third         $.07      $.01
                Fourth        $.04      $.01

b) Shareholders

As of March 17 2003, there were approximately 43 shareholders of record holding a total of 18,000,000 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND Plan of Operation

CRITICAL ACCOUNTING POLICIES

Grand Prix Sports, Inc. financial statements and accompanying notes are prepared in Accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for Grand Prix Sports, Inc., include revenue recognition and accounting for operating expenses.

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

Subsequent to that effort, the search for acquisition candidates resumed. In the second quarter approximately 10 merger/acquisition candidates were identified and examined. Two were selected for further screening and discussions. In the third quarter, one merger opportunity resulted in submission of due diligence information by Grand Prix to a third party for assessment; however a transaction could not be consummated under favorable terms. As the Company determines the suitability of existing opportunities, it continues to consider others.

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

The Company's plan of business is to generate revenues and earnings by acquiring existing, profitable, well-managed, corporations compatible with or with synergies to the Company's current business activities. However, to manage existing corporate overhead, the Company will continue to rely on cash advances from shareholders, as well as to seek additional debt or equity financing. Part of this effort has been to reduce overhead. The Company has been successful in reducing operating expenses. During the year the Company has reduced operating expenses by approximately 34%.

In May of 2002, the Company commenced a limited private placement in an attempt to raise up to $125,000 of equity capital. As of the end of the third quarter, the Company had raised $60,000 for 3,000,000 restricted shares of common stock. In September management issued 2,500,000 shares of those 3,000,000 shares during the Company's third quarter, and the remaining 500,000 shares in the fourth quarter. The Company will continue to complete the total placement of $125,000. Despite these efforts, there can be no assurance that any such additional financings, or shareholder and officer advances, will be available on terms, in amounts, or at a time acceptable to the Company, if they are available at all, and, if so available, whether such funds will be sufficient to satisfy the Company's cash requirements over the next twelve months.

SUBSEQUENT EVENTS

In February of 2003 Todd M. Pitcher was appointed to the position of Chairman, President, CEO and CFO. In addition, as of January 1, 2003 Gregg Martin is no longer the Company's Secretary, a position for which a replacement is currently underway.

LIQUIDITY AND CAPITAL RESOURCES

Grand Prix Sports, Inc. has funded its cash needs over the periods covered by this Form 10-KSB with sales of common stock and cash on hand. It is anticipated that the cash on hand of $1,376 will be insufficient to satisfy cash requirements over the next twelve months. In order to support existing operations, the Company is seeking additional financing as well as acquiring shareholder capital to fund Operations. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to it, or at all.

PRODUCT RESEARCH AND DEVELOPMENT

Grand Prix Sports, Inc. plans no product research and development over the next twelve months.

CAPITAL EXPENDITURES

Grand Prix Sports, Inc. made no capital expenditures over the period covered by this report. There are no planned capital expenditures in the next twelve months.

EMPLOYEES

The Company maintains no employees at this time other than the officers.

ITEM 7. Financial Statements and Supplementary Data


CONTENTS                                                                  PAGE
--------                                                                  ----

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . .  . .  8

FINANCIAL STATEMENTS

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . 10

Statements of Stockholders' Equity (deficit) . . . . . . . . . . . . . . . 11

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . 12

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . 13-18

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


                                                       March 20, 2003

Board of Directors
Grand Prix Sports, Inc.
(Formerly DDR Systems, Inc.)
(A Development Stage Company)
Tumwater, Washington

We have audited the accompanying balance sheets of Grand Prix Sports, Inc. (formerly DDR Systems, Inc.) (A Development Stage Company) (the "Company"), as of December 31, 2002 and 2001 and the related statements of operations, stockholder's equity (deficit), and cash flows for the years then ended and for the period from June 3, 1999 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Prix Sports, Inc. (formerly DDR Systems, Inc.) (A Development Stage Company) as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and for the period June 3, 1999 (Date of Inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                                  /s/ Bedinger & Company
                                                  ----------------------
                                                  Bedinger & Company
                                                  Certified Public Accountants
                                                  Walnut Creek, California


GRAND PRIX SPORTS, INC
(Formerly DDR Systems, Inc..)
(A Development Stage Company)
Balance Sheets
December 31, 2000, 2001 and 2002
==================================================================================================

                                                                                  December 31
                                                                            ----------------------
                                                                               2002         2001
                                                                            ---------    ---------
ASSETS

CURRENT ASSETS
      Cash                                                                  $   1,376    $   3,212
                                                                            ---------    ---------
           TOTAL CURRENT ASSETS                                                 1,376        3,212
                                                                            ---------    ---------

License Agreement with Related Party (Note B)
      Cost                                                                        500          500
      Accumulated Amortization                                                   (500)        (358)
                                                                            ---------    ---------
      Net                                                                        --            142

Nordic Racing Limited Investment (Note G)                                        --           --
                                                                            ---------    ---------

           TOTAL ASSETS                                                     $   1,376    $   3,354
                                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Loan from related party (Note F)                                      $    --      $  30,780
      Accounts payable and accrued expenses :
           Accounts payable                                                    31,723       56,816
           Accrued interest payable to a related party (Note F)                  --            556
                                                                            ---------    ---------
           TOTAL CURRENT LIABILITIES                                           31,723       88,152
                                                                            ---------    ---------

COMMITMENT (Note B)

STOCKHOLDERS' DEFICIT (Note C)

           Preferred stock, par value $.0001; 20,000,000 shares authorized; 0 issued and outstanding

           Common stock, par value $.0001, 100,000,000 shares authorized;
           issued and outstanding 18,000,000 and 1,500,000 at December
           31, 2002 and December 31, 2001, respectively                         1,800        1,500

           Additional paid-in capital                                         266,685      202,000
           Deficit accumulated during the development stage                  (298,832)    (288,298)
                                                                            ---------    ---------

           TOTAL STOCKHOLDERS' DEFICIT                                        (30,347)     (84,798)
                                                                            ---------    ---------

           TOTAL LIABILITIES AND
             STOCKHOLDERS' DEFICIT                                          $   1,376    $   3,354
                                                                            =========    =========

                                 See notes to financial statements


GRAND PRIX SPORTS, INC
(Formerly DDR Systems, Inc..)
(A Development Stage Company)
Statements of Operations
Years Ended December 31, 2000, 2001 and 2002
The Period June 3, 1999 (Date of Inception) to December 31, 2002
==============================================================================================

                                                                                  June 3, 1999
                                                   Year Ended      Year Ended    (Inception) to
                                                  December 31,    December 31,    December 31,
                                                      2002            2001            2002
                                                  ------------    ------------    ------------
Revenue
     Gain on sale of investment                   $     70,000    $       --      $     80,000
     Gain on forgiveness of debt                        38,864                          38,864
                                                  ------------    ------------    ------------
     Total Revenue                                     108,864            --           118,864

Expenses
     Loss on investment                                                 90,000          90,000
     Bank charges                                          180             109             556
     Communication                                                                       8,204
     Consulting fees                                                                    16,043
     Meals and entertainment                                            35,543          35,543
     Depreciation and amortization                         142             904           6,123
     Marketing and promotion                                                            31,029
     Office                                              1,471                           1,484
     Professional fees                                 110,521          16,308         167,376
     Investor relations                                  4,869          22,514          27,383
     Write down of loss due to
       license revisions                                                 4,639           4,639
     Write down of furniture and
       equipment                                                         1,315           1,315
     Travel                                             (2,029)          9,447          23,201
     Taxes                                                 800                             800
     Interest expense (related party)                    3,445             556           4,001
                                                  ------------    ------------    ------------

     Total Expenses                                    119,398         181,335         417,696
                                                  ------------    ------------    ------------

      Net Earnings (Loss)                         $    (10,534)   $   (181,335)   $   (298,832)
                                                  ============    ============    ============




     Basic Loss per Share                         $     (0.001)   $     (0.012)
                                                  ============    ============

     Weighted average common shares outstanding     16,375,000      15,000,000


                               See notes to financial statements


GRAND PRIX SPORTS, INC
(Formerly DDR Systems, Inc..)
(A Development Stage Company)
Statements of Stockholder's Defcit
Years Ended December 31, 2000, 2001 and 2002
The Period June 3, 1999 (Date of Inception) to December 31, 2002
================================================================================================================================

                                                                                                       Deficit
                                                                Common Stock                         Accumulated
                                                         --------------------------    Additional    during the        Total
                                                          Number of                      Paid-in    Developmental   Stockholder's
                                                            Shares        Amount         Capital        Stage         Equity
                                                         -----------    -----------    -----------   -----------    -----------
BALANCES
    June 3, 1999                                                --      $      --      $      --     $      --      $      --

    Shares issued during the period
         Shares issued to acquire license (Note B)        50,000,000          5,000          5,000                       10,000
         Shares issued for cash                           11,500,000          1,150        102,350                      103,500

    Net loss for the period from June 3, 1999
    (inception) through December 31, 1999                                                                (18,936)       (18,936)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
    December 31, 1999                                     61,500,000          6,150        107,350       (18,936)        94,564

    Net loss for 2000                                                                                    (88,027)       (88,027)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
    December 31, 2000                                     61,500,000          6,150        107,350      (106,963)         6,537

    Shares issued during the period
         Shares Issued for Nordic acquisition (Note G)     1,000,000            100         89,900                       90,000

    Shares cancelled during the period
         Shares cancelled for license
         agreement revisions                             (47,500,000)        (4,750)         4,750                         --

    5:1 forward stock split                                      5:1

    Net Loss through December 31, 2001                                                                  (181,335)      (181,335)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
    December 31, 2001                                     15,000,000          1,500        202,000      (288,298)       (84,798)

    Issuance of common stock                               3,000,000            300         64,685                       64,985

    Net Loss through December 30, 2002                                                                   (10,534)       (10,534)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
    December 31, 2002                                     18,000,000          1,800        266,685      (298,832)       (30,347)
                                                         ===========    ===========    ===========   ===========    ===========


                                               See notes to financial statements


GRAND PRIX SPORTS, INC
(Formerly DDR Systems, Inc..)
(A Development Stage Company)
Statements of Cash Flows
Years Ended December 31, 2000, 2001 and 2002
The Period June 3, 1999 (Date of Inception) to December 31, 2002
====================================================================================================

                                                                                        June 3, 1999
                                                             Year Ended    Year Ended  (Inception) to
                                                             December 31,  December 31,  December 31,
                                                                 2002         2001          2002
                                                               ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                 $ (10,534)   $(181,335)   $(298,832)
      Adjustments to reconcile net loss
      to net cash used by operating activities:
        Depreciation                                                              104          762
        Amortization                                                 142          800        5,361
        License impairment agreement                                            4,639        4,639
        Abondonment of furniture
        and equipment                                                           1,315        1,315
        Loss on investment                                                     90,000       90,000
CHANGES IN CURRENT ASSETS AND CURRENT
      LIABILITIES:
      Increase (decrease) in current liabilities:

        Accounts payable and accrued expenses                    (25,649)      50,736       31,723
                                                               ---------    ---------    ---------

        NET CASH USED FOR OPERATING ACTIVITIES                   (36,041)     (33,741)    (165,032)
                                                               ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of furniture and equipment                        --           --         (2,077)

                                                               ---------    ---------    ---------
        NET CASH USED FOR INVESTING ACTIVITIES                      --           --         (2,077)
                                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                        64,985         --        168,485
        Related party loan                                       (30,780)      30,780         --
                                                               ---------    ---------    ---------

        NET CASH PROVIDED  BY FINANCING ACTIVITIES                34,205       30,780      168,485
                                                               ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                                   (1,836)      (2,961)       1,376

CASH, beginning of period                                          3,212        6,173         --
                                                               ---------    ---------    ---------

CASH, end of period                                            $   1,376    $   3,212    $   1,376
                                                               =========    =========    =========


SUPPLEMENTAL DISCLOSURE:

Noncash investing and financing activities
     License agreement acquired by issue of common stock       $    --      $    --      $  10,000
     Nordic Racing Limited acquired by issue of common stock   $    --      $  90,000    $  90,000
     Forgiveness of related party loan                         $  38,864    $    --      $  38,864


                                See notes to financial statements

                                               12

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

Effective March 9, 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Exchange Agreement") with Damask International, Jonathan Iseson,
T. Todd Stabler, and Dr. and Mrs. Robert J. Harman. Damask International and Jonathan Iseson constituted the record and beneficial owners of forty percent (40%), or 67 ordinary shares, of the issued and outstanding shares of the capital stock of Nordic Racing Limited, a British corporation ("Nordic"). Pursuant to the terms of the Exchange Agreement, the Registrant sold and issued an aggregate of 1,000,000 shares of its common stock, 700,000 shares to Damask International, 150,000 shares to Jonathan Iseson, 100,000 shares to R. Todd Stabler, and 50,000 shares to Dr. and Mrs. Robert J. Harman.

Subsequent to the closing of the Exchange Agreement, the Company effected a 5-for-1 forward stock split. Thus, all references to shares outstanding prior to the March 9, 2001 closing of the Exchange Agreement, including those in the Shareholders' Equity section of the Balance Sheet and in the Statements of Shareholders' Equity, are pre-split references.

Nordic was incorporated in the United Kingdom on January 11, 1990, to operate a motor racing team. Since inception, Nordic has specialized in the FIA Formula 3000 International Championship racing series ("Formula 3000"). Formula 3000 is the training ground for the more widely known Formula 1 race series. Recently, the authorized number of teams participating in Formula 3000 was reduced from 18 to 14 with Nordic remaining one of the authorized teams. If a new team wishes to enter the Formula 3000 arena, it must purchase an already existing team.

On October 11, 2002, the Company entered into a stock sale agreement to sell its share in Nordic Racing Ltd. The agreement called for the Company to sell its 40% interest in Nordic for $70,000. The sale was completed on October 29, 2002.

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

--------------------------------------------------------------------------------

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

c.   Office furniture and equipment

Office furniture and equipment purchases were capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years. Office furniture and equipments abandoned is written off at the time of the abandonment. During the first quarter of 2001, the Company relocated its offices and as a result, the office furniture and equipment were abandoned. The company wrote off $1,315 of net book value. No office furniture and equipment were acquired or in existence through December 31, 2002.

d.   License agreement

The license agreement with Reach Technologies, Inc. was previously capitalized and amortized over the estimate useful life of the asset-three years and seven months, commencing June 3, 1999. The license agreement was renegotiated in 2001. However, under the renegotiated Non-Exclusive License Agreement, 47,500,000 shares of the 50,000,000 shares of the Company's common stock issued to Glenn Jones in exchange for the original Exclusive License Agreement were returned to the Company and canceled. Thus, the un-depreciated value of the now non-exclusive license agreement was reduced from $10,000 to $500. Amortization expense for the year ended December 31, 2002 was $142.

e.   Issuance of common stock

The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered.

f.   Revenue

Revenue is recognized when product is shipped to the customer.

--------------------------------------------------------------------------------

Summary of Significant Accounting Principles (Continued)
--------------------------------------------------------

g.   Income taxes

No taxes are payable for the year ended December 31, 2002.

h.   Intangible Assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                          December 31, 2002
                     ----------------------------------------------------------
                     Gross Intangible     Accumulated                Net
                          Assets          Amortization        Intangible Assets
                          ------          ------------        -----------------
Goodwill                    $0                  $0                    $0
Other intangibles          500                 500                     0
Total                     $500                $500                    $0

The Company currently does not have goodwill as a component of its intangible assets.

i.   Impact of Accounting Standards

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

In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after

--------------------------------------------------------------------------------

Summary of Significant Accounting Principles (Continued)
--------------------------------------------------------

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

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company does not expect that the adoption of SFAS 148 will have a material effect on its financial position or results of operations.

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

--------------------------------------

On January 14, 2001, the Company amended the license agreement as it pertained to minimum purchase requirements. The parties agreed that, in exchange for a $5,000 promissory note, Reach will not terminate the license agreement for the Company's failure to purchase $50,000 of the product line by January 31, 2001. All other terms of the license agreement remained the same, including the additional minimum purchase requirements.

On March 9, 2001, the parties again amended the license agreement to provide that it would no longer be exclusive and would no longer be obligated to the product purchase requirements. In connection with this amendment, Glenn Jones returned 47,500,000 shares of the Company's common stock to the Company's treasury for cancellation.

NOTE C - NET OPERATING LOSS CARRY FORWARD
-----------------------------------------

The Company's net operating loss for the year ended December 31, 2002 of $10,534 may be utilized through the year ended December 31, 2022. The Company's net operating loss of $181,335 for the year ended December 31, 2001 may be utilized through the year ended December 31, 2021. The Company's net operating loss for the year ended December 31, 2000 of $88,027 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the seven months ended December 31, 1999 of $18,936 may be utilized through the year ended December 31, 2019. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2002 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by $4,000 for the year ended December 31, 2002.

NOTE D - MANAGEMENT'S PLANS
---------------------------

The Company's plan of business is to generate revenues and earnings by acquiring existing, profitable, well-managed, corporations compatible with or with synergies to the Company's current business activities. However, to manage existing corporate overhead, the Company will continue to rely on cash advances from shareholders, as well as to seek additional debt or equity financing. The Company will also attempt to reduce its operating expenses and renegotiate its current liabilities. There can be no assurance that any such additional financing will be available on terms, in amounts, or at timing acceptable to the Company, if available at all. The ability to achieve these objectives raises substantial doubt about the Company's ability to continue as a going concern.

NOTE E - CORRECTION OF ERROR
----------------------------

During 2002, a 1999 error was discovered in which the par value of common stock was erroneously listed as $.001. This error was corrected in 2001 by retroactively restating the amounts of common stock and additional paid-in-capital. The reclassification resulted in a reduction to common stock in the amount of $11,070 and an increase in the same amount to additional paid-in-capital, prior to the 5:1 stock split of 2001.

NOTE F - RELATED PARTY TRANSACTION
----------------------------------

During the year ended December 31, 2001, the Company borrowed $30,780 from Harrysen Mittler, Chief Executive Officer of the Company to fund current operating activities. The note bears interest at 10 percent per annum, payable upon demand. Accrued interest in the amount $556 is payable at December 31, 2001.

During the year ended December 31, 2002, the Company borrowed an additional $4,083 from Harrysen Mittler, ex-Chief Executive Officer of the Company to fund current operating activities. The note bears interest at 10 percent per annum, payable upon demand. Accrued interest in the amount of $0 was payable at December 31, 2002. In December 2002, the loan was forgiven and a gain was recognized for $38,864, including the loan of $34,863 and accrued interest of $4,001.

In April 2002, the company entered into an agreement with Andrada inc., dba Corvus Business Development Services ("Corvus"), a private consulting corporation owned by Gregory J. Martin, interim Chief Executive Officer and Corporate Secretary, to provide management functions. The Company incurred certain legal and professional fees in connection with the Corvus agreement. These related expenses paid to Corvus amounted to $46,367 of which $14,600 was payable at December 31, 2002.

NOTE G -  NORDIC RACING LIMITED INVESTMENT
--------  --------------------------------

On March 9, 2001, the Company issued 1,000,000 shares of common stock in exchange for the purchase of forty percent (40%) of Nordic Racing Limited. At the time of the acquisition, there was no independent appraisal or valuation of Nordic Racing Limited. The purchase price was based on valuing the Company's stock at $.09 per share which represented the lower range of stock trades for Grand Prix Sports, Inc. stock during the twelve months after the acquisition.

The investment with Nordic Racing Limited had been reported using the Equity Method of Accounting. The summarized assets and liabilities and profit and loss statement of Nordic Racing Limited at December 31, 2001, in U.S. dollars are as follows:

ASSETS                            2001     PROFIT & LOSS STATEMENT         2001
                                  ----                                     ----
Cash                            $6,703     Revenue                   $1,455,544
Property & equipment, net      295,021     Cost of sales              1,489,710
Notes receivable                71,154     Operating expenses           543,194
                             ---------                               ----------
Total                          372,878     Loss from operations       (577,350)
                             =========
LIABILITIES                                Other income (expense)      (77,781)
Current liabilities           $872,206     Provision for taxes                0
                                                                     ----------
Other liabilities              490,653     Net loss                   (655,141)
                                                                     ==========
Net worth                    (989,981)
                             ---------
Total                          372,878
                             =========

On October 11, 2002, the Company entered into a stock sale agreement to sell its share in Nordic Racing Ltd. The agreement called for the Company to sell its 40% interest in Nordic for $70,000. The sale was completed on October 29, 2002.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company directors hold office until the annual meeting of Shareholders next held after their election. In April 2002 the Company's former Chairman, President, CEO and CFO, Harrysen Mittler resigned leaving a vacancy until February of 2003 when Todd M. Pitcher was appointed to the position of Chairman, President, CEO and CFO. Todd M. Pitcher was also appointed to serve as a member of this corporation's Board of Directors on December 6, 2002. As of December 20, 2002 Randolf W. Katz is no longer serving on the Company's Board of Directors. He was replaced by Hugh L. Renfro who will serve in Mr. Katz's place. The Officers and Directors of The Company as of December 31, 2002 are as follows:

Name                  Age       Title
----                  ---       -----
None                           Chairman of the Board, President, Chief Executive
                               Officer, and Chief Financial Officer
Hugh L. Renfro        47       Secretary
Hugh L. Renfro        47       Director
Todd M. Pitcher       34       Director


     Hugh L. Renfro recently joined our board as of December 20, 2002. Mr. Renfro brings considerable international business experience, with more than 30 years in foreign operations serving in key management positions with leading multi-national oil companies including Aramco and Chevron.

     Todd M. Pitcher recently joined our board as of December 6, 2002. Mr. Pitcher has an extensive track record in business development and financial related ventures. Currently, Mr. Pitcher is President of 4Dcard, Inc. a private company operating the software marketing solutions marketplace. Mr. Pitcher holds a Bachelor of Arts from UC Berkeley and has attended graduate studies at UC Santa Barbara and Claremont Graduate School as a PhD candidate.

ITEM 10. EXECUTIVE COMPENSATION

There is no compensation in place for officers and directors. A preliminary plan was disclosed in an 8K dated April 5, 2001 for issuance of stock options. However, the plan was never formalized or executed.

Compensation of Directors

There is no plan in place at this time for The Company's directors to be compensated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Registrant as of March 17, 2003, by (a) each beneficial owner of more than five percent of the Registrant's common stock, (b) each of the Registrant's directors, and (c) all of the Registrant's directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

                                     Amount and Nature Of
                                     Beneficial Ownership            Percent
Beneficial Owner(1)                    of Common Stock               Of Class
-------------------                  --------------------            --------
Cede & Co                                  8,826,200                   49.03
Damask International                       1,400,000                    7.78
Harvester Emerging Markets Fund            1,350,000                    7.50
Blue Mark Asset Management                 1,250,000                    6.94

DIRECTORS AND OFFICERS
Greg Martin, Secretary                       -0-                        -0-
Hugh L. Renfro, Director                     -0-                        -0-
Todd M. Pitcher, Director                    -0-                        -0-
All officers and directors
as a group (3 persons)                       -0- shares                 -0-
--------------

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

On March 9, 2001, the parties again amended the license agreement to provide that it would no longer be exclusive. In connection with this amendment, Glenn Jones returned 47,500,000 shares of the Company's common stock to the Company's treasury for cancellation. The company has no further obligations to Reach Technologies.

In the third and fourth quarters of 2001, the Board of Directors passed a resolution authorizing a promissory note between The Company and one its officers, Harrysen Mittler. In the course of normal business operations Mr. Mittler personally paid for certain Company expenses necessary to the continued reporting status of the Company. These expenses included, but were not limited to: accounting, auditing, legal review of securities filings, stock transfer agent, etc. In December 2002, the loan was forgiven and a gain was recognized for $38,864.

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB, which is incorporated herein by reference.

2. Reports on Form 8-K: During the year 2001, The Company filed a Form 8-K on April 5th, 2001, describing the acquisition of the Company's position in Nordic Racing Limited.

ITEM 14. CONTROLS AND PROCEDURES

     (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

     (b) In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.





                 [This Space Has Been Intentionally Left Blank]

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April 2003.

                     Grand Prix Sports, Inc.

                     /s/ Todd M. Pitcher
                     ---------------------------
                     Name: Todd M. Pitcher
                     Title: CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                  Date
---------                      -----                  ----

/s/ Todd M. Pitcher            CEO                    April 15, 2003
-----------------
Todd M. Pitcher


/s/ Hugh L. Renfro             Director               April 15, 2003
-----------------
Hugh L. Renfro







                 [This Space Has Been Intentionally Left Blank]

ITEM 2. DESCRIPTION OF EXHIBITS

INDEX TO EXHIBITS

Exhibit No.    Description
-----------    -----------

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

10.2 Subscription Agreement and Investment Letter re: Gauntlett Limited(Incorporated by reference filed with the Company's Form S-1/A on April 27, 2000).

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

10.10 Corvus Agreement dated May 23, 2002 (Incorporated by reference filed with the Company's Form 10-QSB on August 15, 2002 as
               Exhibit 10.1).

10.11 Stock Purchase Agreement dated October 11, 2002 by and between Grand Prix Sports, Inc. and Bertram Schafer Racing GmbH (Incorporated by reference filed with the Company's Form 10-QSB on December 17, 2002 as Exhibit 10.1).

10.12 Interim CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Quarter ended September 30, 2002 (Incorporated by reference filed with the Company's Form 10-QSB on December 17, 2002 as Exhibit 99.1).

10.13          Letter of Debt Forgiveness to Grand Prix Sports

23.1           Consent of Independent Public Accountant, dated March 20, 2003

99.1           Sarbanes-Oxley Act of 2002 Certification