Form 10QSB
period 2003-03-31
GRAND PRIX SPORTS INC
filed 2003-05-14
CIK 1104891

Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Quarterly Period Ended March 31, 2003.

( ) Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Transition Period From ______________To_________________

                        Commission File Number 333-31238


                             Grand Prix Sports, Inc.
              ----------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)


                 Washington                                52-2219677
       ------------------------------                   ----------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

                        23332 Mill Creek Drive, Suite 230
                             Laguna Hills, CA 92653
                                 (949) 679-6221
          ------------------------------------------------------------
          (Address, Including Zip Code, And Telephone Number, Including
            Area Code, Of Registrant's mailing address in California)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (x) No ( )

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of March 31, 2003 was 18,500,000.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----




                                     Part I


Item 1.   Financial Statements

Balance Sheets As Of March 31, 2003 (Unaudited)......................      2

Unaudited Statements Of Operations And Accumulated
  Deficit For The Three Months Ended March 31, 2003
  and 2002, and For The Period June 3, 1999 (Date of
  Inception) to March 31, 2003 ......................................      3

Unaudited Statements Of Cash Flows For The Three Months
  Ended March 31, 2003 and 2002 and For The Period
  June 3, 1999 (Date of Inception) to March 31, 2003.................      4

Statements Of Stockholders Equity For The Three Months
  Ended March 31, 2003 and For The Period June 3,
  1999 (Date of Inception) to March 31, 2003 ........................      5


Notes To Financial Statements (Unaudited) ...........................      6

Item 2.   Management's Discussion and Analysis ......................     13

Item 3.   Controls and Procedures....................................     15

                           Part II - Other Information


Item 4.   Exhibits and Reports on Form 8-K ..........................     16

Item 5.   Signatures ................................................     16


GRAND PRIX SPORTS, INC
(Formerly DDR Systems, Inc..)
(A Development Stage Company)
Balance Sheet
March 31, 2003
------------------------------------------------------------------------------------
                                                                          March 31,
                                                                            2003
                                                                         (Unaudited)
ASSETS
------

CURRENT ASSETS
--------------
      Cash                                                                $   3,791

                                                                          ---------
           TOTAL CURRENT ASSETS                                               3,791
                                                                          ---------


           TOTAL ASSETS                                                   $   3,791
                                                                          =========

CURRENT LIABILITIES
-------------------
      Accounts payable and accrued expenses:
           Accounts payable                                                  34,760
                                                                          ---------
           TOTAL CURRENT LIABILITIES                                         34,760
                                                                          ---------

COMMITMENT (Note B)

STOCKHOLDERS' DEFICIT (Note C)
------------------------------

           Preferred stock, par value $.0001; 20,000,000 shares authorized; 0 issued and outstanding

           Common stock, par value $.0001, 100,000,000 shares
           authorized; 18,500,000 issued and outstanding
           at March 31, 2003                                                  1,850

            Additional paid-in capital                                      271,635
            Deficit accumulated
                  during the development stage                             (304,454)
                                                                          ---------

           TOTAL STOCKHOLDERS' DEFICIT                                      (30,969)
                                                                          ---------

           TOTAL LIABILITIES AND
             STOCKHOLDERS' DEFICIT                                        $   3,791
                                                                          =========


                          See Notes to Financial Statements



GRAND PRIX SPORTS, INC
(Formerly DDR Systems, Inc..)
(A Development Stage Company)
Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2003 and 2002, and for
the Period June 3, 1999 (Date of Inception) to March 31, 2003
-------------------------------------------------------------------------------------

                                        Three Months    Three Months    June 3, 1999
                                           Ended           Ended       (Inception) to
                                          March 31,       March 31,       March 31,
                                            2003            2002            2003
                                        ------------    ------------    ------------
Revenue
-------
     Gain on sale of investment         $       --      $       --      $     80,000
     Gain on forgiveness of debt                --              --            38,864
                                        ------------    ------------    ------------
     Total Revenue                              --              --           118,864

Expenses
--------
     Loss on investment                                                       90,000
     Bank charges                                 45                             601
     Communication                                                             8,204
     Consulting fees                                                          16,043
     Meals and entertainment                                                  35,543
     Depreciation and amortization                                34           6,123
     Marketing and promotion                                                  31,029
     Office                                    1,195                           2,679
     Professional fees                         5,737          24,628         173,113
     Investor relations                       (1,730)            742          25,653
     Write down of loss due to                                                  --
       license revisions                                                       4,639
     Write down of furniture and                                                --
       equipment                                                               1,315
     Travel                                      375          (2,029)         23,576
     Taxes                                                                       800
     Interest expense (related party)                            820           4,001
                                        ------------    ------------    ------------

     Total Expenses                            5,622          24,194         423,318
                                        ------------    ------------    ------------

      Net Earnings (Loss)               $     (5,622)   $    (24,194)   $   (304,454)
                                        ============    ============    ============


     Basic and diluted Loss per Share   $    (0.0003)   $    (0.0016)
                                        ============    ============

     Weighted average common
        shares outstanding                18,038,889      15,000,000


                          See notes to financial statements



GRAND PRIX SPORTS, INC
(Formerly DDR Systems, Inc..)
(A Development Stage Company)
Statements of Cash Flows
Three Months Ended March 31, 2003 and 2002 and
The Period June 3, 1999 (Date of Inception) to March 31, 2003
------------------------------------------------------------------------------------------------------------

                                                              Three Months    Three Months     June 3, 1999
                                                                 Ended           Ended        (Inception) to
                                                                March 31,       March 31,        March 31,
                                                                  2003            2002              2003
                                                                ---------       ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                  $  (5,622)      $ (24,194)       $(304,454)
      Adjustments to reconcile net loss
      to net cash used by operating activities:
        Depreciation                                                                   34              762
        Amortization                                                                                 5,361
        License impairment agreement                                                                 4,639
        Abondonment of furniture
        and equipment                                                                                1,315
        Loss on investment                                                                          90,000
CHANGES IN CURRENT ASSETS AND CURRENT
      LIABILITIES:
      Increase (decrease) in current liabilities:
        Accounts payable and accrued expenses                       3,037          16,865           34,760
                                                                ---------       ---------        ---------
        NET CASH USED FOR OPERATING ACTIVITIES                     (2,585)         (7,295)        (167,617)
                                                                ---------       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of furniture and equipment                         --              --             (2,077)
                                                                ---------       ---------        ---------
        NET CASH USED FOR INVESTING ACTIVITIES                       --              --             (2,077)
                                                                ---------       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                          5,000                          173,485
        Related party loan                                                          4,083
                                                                ---------       ---------        ---------
        NET CASH PROVIDED  BY FINANCING ACTIVITIES                  5,000           4,083          173,485
                                                                ---------       ---------        ---------

NET INCREASE (DECREASE) IN CASH                                     2,415          (3,212)           3,791

CASH, beginning of period                                           1,376           3,212             --
                                                                ---------       ---------        ---------

CASH, end of period                                             $   3,791       $    --          $   3,791
                                                                =========       =========        =========


SUPPLEMENTAL DISCLOSURE:

      Interest paid                                                             $     820

Noncash investing and financing activities
     License agreement acquired by issue of common stock        $    --         $    --          $  10,000
     Nordic Racing Limited acquired by issue of common stock    $    --         $  90,000        $  90,000
     Forgiveness of related party loan                          $    --         $    --          $  38,864


                                      See notes to financial statements



GRAND PRIX SPORTS, INC
(Formerly DDR Systems, Inc..)
(A Development Stage Company)
Statements of Stockholder's Defcit
Three Months Ended March 31, 2003
The Period June 3, 1999 (Date of Inception) to March 31, 2003
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Deficit
                                                                    Common Stock                         Accumulated
                                                             --------------------------     Additional   during the       Total
                                                              Number of                      Paid-in    Developmental  Stockholder's
                                                               Shares         Amount         Capital        Stage         Equity
                                                             -----------    -----------    -----------   -----------    -----------
BALANCES
    June 3, 1999                                                    --      $      --      $      --     $      --      $      --

    Shares issued during the period
         Shares issued to acquire license (Note B)            50,000,000          5,000          5,000                       10,000
         Shares issued for cash                               11,500,000          1,150        102,350                      103,500

    Net loss for the period from June 3, 1999
    (inception) through December 31, 1999                                                                    (18,936)       (18,936)

BALANCES
                                                             -----------    -----------    -----------   -----------    -----------
    December 31, 1999                                         61,500,000          6,150        107,350       (18,936)        94,564

    Net loss for 2000                                                                                        (88,027)       (88,027)

BALANCES
                                                             -----------    -----------    -----------   -----------    -----------
    December 31, 2000                                         61,500,000          6,150        107,350      (106,963)         6,537

    Shares issued during the period
         Shares Issued for Nordic acquisition (Note G)         1,000,000            100         89,900                       90,000

    Shares cancelled during the period
         Shares cancelled for license
         agreement revisions                                 (47,500,000)        (4,750)         4,750                         --

    5:1 forward stock split                                          5:1

    Net Loss through December 31, 2001                                                                      (181,335)      (181,335)

BALANCES
                                                             -----------    -----------    -----------   -----------    -----------
    December 31, 2001                                         15,000,000          1,500        202,000      (288,298)       (84,798)

    Issuance of common stock                                   3,000,000            300         64,685                       64,985

    Net Loss through December 30, 2002                                                                       (10,534)       (10,534)

BALANCES
                                                             -----------    -----------    -----------   -----------    -----------
    December 31, 2002                                         18,000,000          1,800        266,685      (298,832)       (30,347)
                                                             ===========    ===========    ===========   ===========    ===========

    Issuance of common stock                                     500,000             50          4,950                        5,000

    Net Loss through March 31, 2003                                                                           (5,622)        (5,622)

BALANCES
                                                             -----------    -----------    -----------   -----------    -----------
    March 31, 2003                                            18,500,000          1,850        271,635      (304,454)       (30,969)
                                                             ===========    ===========    ===========   ===========    ===========


                                                 See notes to financial statements



                             Grand Prix Sports, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                    For The Three Months Ended March 31, 2003

Note A-Organization And Summary Of Significant Accounting Policies

Basis of Presentation
---------------------

The unaudited financial statements of Grand Prix Sports, Inc. (the "Company") as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Subsequent to the closing of the Exchange Agreement, the Company affected a 5-for-1 forward stock split. Thus, all references to shares outstanding prior to the March 9, 2001 closing of the Exchange Agreement, including those in the Shareholders' Equity section of the Balance Sheet and in the Statements of Shareholders' Equity, are post-split references.

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

a.   Accounting estimates
     --------------------

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

b.   Basic earnings per share
     ------------------------

Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings Per Share". The Company has a simple capital structure with no significant potential common shares. Basic earnings (loss) per share are calculated weighted on the average number of common shares outstanding each period.

c.   Office furniture and equipment
     ------------------------------

Office furniture and equipment purchases were capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years. Office furniture and equipments abandoned is written off at the time of the abandonment. No office furniture and equipment were acquired or in existence through March 31, 2003.

d.   License agreement
     -----------------

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

e.   Issuance of common stock
     ------------------------

The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered.

f.   Revenue
     -------

Revenue is recognized when product is shipped to the customer.

g.   Income taxes
     ------------

No taxes are payable for the three months ended March 31, 2003.

h.   Intangible Assets
     -----------------

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                           March 31, 2003
                            -------------------------------------------
                              Gross                             Net
                            Intangible     Accumulated       Intangible
                              Assets       Amortization        Assets
                              ------       ------------        ------
Goodwill                         $0              $0              $0
Other intangibles               500             500               0
Total                          $500            $500              $0

The Company currently does not have goodwill as a component of its intangible assets.

i.   Impact of Accounting Standards
     ------------------------------

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

The license agreement contained a provision that it could be renewed for additional three year periods, so long as the Company was not in default. Any renewal agreement would be subject to the same minimum purchase requirements, except that the minimum purchase amount in each subsequent year would be calculated as the greater of $120,000 and 65% of the Company's prior year's audited revenue. The agreement may be terminated by the Company at any time upon notice to Reach, and by Reach for any cause, which includes breach of the agreement, the bankruptcy or insolvency of the Company; or the conviction of the Company; its officers or directors, of any crime involving moral turpitude.

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

NOTE C - NET OPERATING LOSS CARRY FORWARD
-----------------------------------------

The Company's net operating loss for the three months ended March 31, 2003 and year ended December 31, 2002 of $5,622 and $10,534 may be utilized through the year ended December 31, 2022. The Company's net operating loss of $181,335 for the year ended December 31, 2001 may be utilized through the year ended December 31, 2021. The Company's net operating loss for the year ended December 31, 2000 of $88,027 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the seven months ended December 31, 1999 of $18,936 may be utilized through the year ended December 31, 2019. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by $2,300 for the three months ended March 31, 2003.

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

NOTE F - RELATED PARTY TRANSACTION
----------------------------------

During the year ended December 31, 2001, the Company borrowed $30,780 from Harrysen Mittler, Chief Executive Officer of the Company to fund current operating activities. The note bore interest at 10 percent per annum, payable upon demand. Accrued interest in the amount $556 was payable at December 31, 2001.

During the year ended December 31, 2002, the Company borrowed an additional $4,083 from Harrysen Mittler, ex-Chief Executive Officer of the Company to fund current operating activities. The note bore interest at 10 percent per annum, payable upon demand. Accrued interest in the amount of $0 was payable at December 31, 2002. In December 2002, the loan was forgiven and a gain was recognized for $38,864, including the loan of $34,863 and accrued interest of $4,001.

In April 2002, the company entered into an agreement with Andrada inc., dba Corvus Business Development Services ("Corvus"), a private consulting corporation owned by Gregory J. Martin, interim Chief Executive Officer and Corporate Secretary, to provide management functions. The Company incurred certain legal and professional fees in connection with the Corvus agreement. These related expenses paid to Corvus amounted to $46,367 of which $14,600 was payable at March 31, 2003.

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

NOTE H - ACCOUNTS PAYABLE
-------------------------

As of March 31, 2003 and December 31, 2002, accounts payable consisted of the following:

                                      March 31, 2003
                                      --------------
Professional fees payable                $ 34,760

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

During the first quarter ending March 31, 2003, and consistent with the Company's plan of operation, management evaluated potential acquisitions of profitable, well-managed, corporations compatible with or with synergies to the Company's current business activities. To manage existing corporate overhead, the Company will continue to rely on cash advances from shareholders, as well as to seek additional debt or equity financing.

In February of 2003 Todd M. Pitcher was appointed to the position of Chairman, President, CEO and CFO. In addition, as of January 1, 2003 Gregg Martin is no longer the Company's Secretary, his replacement, Hugh Renfro joined effective the same date and is serving as Secretary as of this date.

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

     Revenue Recognition--We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or readily determinable, and collection is probable. Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

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

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company adopted the provisions of SFAS 146 effective January 1, 2003. This is not expected to impact the Corporation.

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

Results of Operations:

Sales

The Company has not generated any revenues from operations during the three months ended March 31, 2003 or 2002.

Losses

Net losses for the three months ended March 31, 2003, decreased to $5,622 from $24,194 for the three months ended March 31, 2002. The primary reduction in losses was attributable to decreased costs associated with professional services.

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

In March of 2003, the Company received $5,000 in exchange for the issuance of 500,000 shares of restricted common stock and a vendor refund of $1,730. Despite the Company's best efforts, there can be no assurance that any additional financings, or shareholder and officer advances, will be available on terms, in amounts, or at a time acceptable to the Company, if they are available at all, and, if so available, whether such funds will be sufficient to satisfy the Company's cash requirements over the next twelve months.

Capital Expenditures

The Company made no capital expenditures during the first three months of its fiscal year.

Subsequent Events

None.


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                     Part II


ITEM 4. Exhibits And Reports On Form 10-QSB March 31

(A)  Exhibits

       99.1 Interim CEO and CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(B)  Reports On Form 10-QSB 3-31. None

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

                                            Grand Prix Sports, Inc.


                                            /s/ Todd M. Pitcher
                                            ---------------------------
                                            Name: Todd M. Pitcher
                                            Title: CEO

                                            /s/ Hugh Renfro
                                            ---------------------------
                                            Name:  Hugh Renfro
                                            Title: Secretary