Form 10QSB
period 2003-06-30
GRAND PRIX SPORTS INC
filed 2003-07-24
CIK 1104891

Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Quarterly Period Ended June 30, 2003.

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

                                 Yes (x) No ( )

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of June 30, 2003 was 20,500,000.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----




                                     Part I


Item 1.   Financial Statements

Balance Sheet as Of June 30, 2003 (Unaudited)........................      2

Unaudited Statements of Operations And Accumulated Deficit
  For The Three and Six Months Ended June 30, 2003 and
  2002, and For the Period June 3, 1999(Date of Inception)
  to June 30, 2003 ..................................................      3

Unaudited Statements of Cash Flows for the Six Months
  Ended June 30, 2003 and 2002 and For the Period
  June 3, 1999 (Date of Inception) to June 30, 2003..................      4

Statements of Stockholders Equity For The Six Months
  Ended June 30, 2003 and for the Period June 3,
  1999 (Date of Inception) to June 30, 2003 ........................       5


Notes To Financial Statements (Unaudited) ...........................      6

Item 2.   Management's Discussion and Analysis ......................     11

Item 3.   Controls and Procedures....................................     13

                           Part II - Other Information


Item 4.   Exhibits and Reports on Form 8-K ..........................     14

Item 5.   Signatures ................................................     14


GRAND PRIX SPORTS, INC
(Formerly DDR Systems, Inc..)
(A Development Stage Company)
Balance Sheet
June 30, 2003
-------------------------------------------------------------------------------------

                                                                             June 30,
                                                                              2003
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS
      Cash                                                                  $   5,210
                                                                            ---------
           TOTAL CURRENT ASSETS                                                 5,210
                                                                            ---------


           TOTAL ASSETS                                                     $   5,210
                                                                            =========

CURRENT LIABILITIES
      Accounts payable and accrued expenses :
           Accrued professional fees                                        $  38,198
                                                                            ---------
           TOTAL CURRENT LIABILITIES                                           38,198
                                                                            ---------

COMMITMENT (Note B)

STOCKHOLDERS' DEFICIT (Note C)

           Preferred stock, par value $.0001; 20,000,000 shares authorized; 0 issued and outstanding

           Common stock, par value $.0001, 100,000,000 shares authorized;
           20,500,000 issued and outstanding 2,050ne 30, 2003

           Additional paid-in capital                                         291,435
           Deficit accumulated
                  during the development stage                               (326,473)
                                                                            ---------

           TOTAL STOCKHOLDERS' DEFICIT                                        (32,988)
                                                                            ---------

           TOTAL LIABILITIES AND
             STOCKHOLDERS' DEFICIT                                          $   5,210
                                                                            =========


                          See Notes to Financial Statements


GRAND PRIX SPORTS, INC
(Formerly DDR Systems, Inc..)
(A Development Stage Company)
Statements of Operations (Unaudited)
For the Three and Six Months Ended June 20, 2003 and 2002, and
for the Period June 3, 1999 (Date of Inception) to June 30, 2003
--------------------------------------------------------------------------------------------------------------------

                                        Three Months    Three Months     Six Months     Six Months      June 3, 1999
                                           Ended           Ended           Ended           Ended       (Inception) to
                                          June 30,        June 30,        June 30,        June 30,        June 30,
                                            2003            2002            2003            2002            2003
                                        ------------    ------------    ------------    ------------    ------------
Revenue
     Gain on sale of investment         $       --      $       --      $       --      $       --      $     80,000
     Gain on forgiveness of debt                --              --              --              --            38,864
                                        ------------    ------------    ------------    ------------    ------------
     Total Revenue                              --              --              --              --           118,864

Expenses
     Loss on investment                                                                                       90,000
     Bank charges                                 60              20             105              20             661
     Communication                                                                                             8,204
     Consulting fees                                                                                          16,043
     Meals and entertainment                                                                                  35,543
     Depreciation and amortization                                34                              68           6,123
     Marketing and promotion                                                                                  31,029
     Office                                      685                           1,880                           3,364
     Professional fees                        20,376          33,724          26,113          58,352         193,489
     Investor relations                          898           1,119            (832)          1,861          26,551
     Write down of loss due to
       license revisions                                                                                       4,639
     Write down of furniture and
       equipment                                                                                               1,315
     Travel                                                                      375          (2,030)         23,576
     Taxes                                                                                                       800
     Interest expense (related party)                            875                           1,695           4,001
                                        ------------    ------------    ------------    ------------    ------------

     Total Expenses                           22,019          35,772          27,641          59,966         445,337
                                        ------------    ------------    ------------    ------------    ------------

      Net Earnings (Loss)               $    (22,019)   $    (35,772)   $    (27,641)   $    (59,966)   $   (326,473)
                                        ============    ============    ============    ============    ============


     Basic And Diluted Loss per Share   $    (0.0011)   $    (0.0024)   $    (0.0015)   $    (0.0040)
                                        ============    ============    ============    ============

     Weighted average common
        shares outstanding                19,833,333      15,000,000      18,938,889      15,000,000


                                          See notes to financial statements


GRAND PRIX SPORTS, INC
(Formerly DDR Systems, Inc.)
(A Development Stage Company)
Statements of Cash Flows
Six Months Ended June 30, 2003 and 2002 and
The Period June 3, 1999 (Date of Inception) to June 30, 2003
----------------------------------------------------------------------------------------------------

                                                              Six Months    Six Months  June 3, 1999
                                                                Ended         Ended    (Inception) to
                                                               June 30,     June 30,      June 30,
                                                                 2003         2002          2003
                                                               ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                 $ (27,641)   $ (59,966)   $(326,473)
      Adjustments to reconcile net loss
      tonet cash used by operating activities:
        Depreciation                                                               68          762
        Amortization                                                                         5,361
        License impairment agreement                                                         4,639
        Abondonment of furniture & equipment                                                 1,315
        Loss on investment                                                                  90,000
CHANGES IN CURRENT ASSETS AND CURRENT
      LIABILITIES:
      Increase (decrease) in current liabilities:
        Accounts payable and accrued expenses                      6,475       28,778       38,198
                                                               ---------    ---------    ---------
        NET CASH USED FOR OPERATING ACTIVITIES                   (21,166)     (31,120)    (186,198)
                                                               ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of furniture and equipment                        --           --         (2,077)
                                                               ---------    ---------    ---------
        NET CASH USED FOR INVESTING ACTIVITIES                      --           --         (2,077)
                                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                        25,000       24,985      193,485
        Related party loan                                                      4,083
                                                               ---------    ---------    ---------
        NET CASH PROVIDED  BY FINANCING ACTIVITIES                25,000       29,068      193,485
                                                               ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                                    3,834       (2,052)       5,210

CASH, beginning of period                                          1,376        3,212         --
                                                               ---------    ---------    ---------

CASH, end of period                                            $   5,210    $   1,160    $   5,210
                                                               =========    =========    =========

SUPPLEMENTAL DISCLOSURE:

      Interest paid                                                         $     820

Noncash investing and financing activities
     License agreement acquired by issue of common stock       $    --      $    --      $  10,000
     Nordic Racing Limited acquired by issue of common stock   $    --      $  90,000    $  90,000
     Forgiveness of related party loan                         $    --      $    --      $  38,864


                                See notes to financial statements


GRAND PRIX SPORTS, INC
(Formerly DDR Systems, Inc.)
(A Development Stage Company)
Statements of Stockholder's Deficit
Six Months Ended June 30, 2003
The Period June 3, 1999 (Date of Inception) to June 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------


                                                                Common Stock                    Deficit Accumulated
                                                         --------------------------     Additional   during the        Total
                                                          Number of                      Paid-in    Developmental   Stockholder's
                                                           Shares          Amount        Capital        Stage          Equity
                                                         -----------    -----------    -----------   -----------    -----------
BALANCES
    June 3, 1999                                                --      $      --      $      --     $      --      $      --

    Shares issued during the period
         Shares issued to acquire license (Note B)        50,000,000          5,000          5,000                       10,000
         Shares issued for cash                           11,500,000          1,150        102,350                      103,500

    Net loss for the period from June 3, 1999
    (inception) through December 31, 1999                                                                (18,936)       (18,936)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
    December 31, 1999                                     61,500,000          6,150        107,350       (18,936)        94,564

    Net loss for 2000                                                                                    (88,027)       (88,027)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
    December 31, 2000                                     61,500,000          6,150        107,350      (106,963)         6,537

    Shares issued during the period
         Shares Issued for Nordic acquisition (Note G)     1,000,000            100         89,900                       90,000

    Shares cancelled during the period
         Shares cancelled for license
         agreement revisions                             (47,500,000)        (4,750)         4,750                         --

    5:1 forward stock split                                      5:1

    Net Loss through December 31, 2001                                                                  (181,335)      (181,335)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
    December 31, 2001                                     15,000,000          1,500        202,000      (288,298)       (84,798)

    Issuance of common stock                               3,000,000            300         64,685                       64,985

    Net Loss through December 30, 2002                                                                   (10,534)       (10,534)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
    December 31, 2002                                     18,000,000          1,800        266,685      (298,832)       (30,347)
                                                         ===========    ===========    ===========   ===========    ===========

    Issuance of common stock                               2,500,000            250         24,750                       25,000

    Net Loss through June 30, 2003                                                                       (27,641)       (27,641)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
    June 30, 2003                                         20,500,000          2,050        291,435      (326,473)       (32,988)
                                                         ===========    ===========    ===========   ===========    ===========


                                              See notes to financial statements

                                                             5

                             Prepared By Management
                             Grand Prix Sports, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                     For The Six Months Ended June 30, 2003

Note A-Organization And Summary Of Significant Accounting Policies

Basis of Presentation
---------------------

The unaudited financial statements of Grand Prix Sports, Inc. (the "Company") as of June 30, 2003 and for the six month periods ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

c.   Office furniture and equipment

Office furniture and equipment purchases were capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years. Office furniture and equipments abandoned is written off at the time of the abandonment. No office furniture and equipment were acquired or in existence through June 30, 2003.

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

g.   Income taxes

No taxes are payable for the six months ended June 30, 2003.

h.   Intangible Assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                            June 30, 2003
                      ---------------------------------------------------------
                      Gross Intangible       Accumulated         Net Intangible
                           Assets            Amortization            Assets
                      ----------------       ------------        --------------
Goodwill                       $0                  $0                  $0
Other intangibles             500                 500                   0
Total                        $500                $500                  $0

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

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of it, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The Company is in the process of assessing the effect of SFAS 150 and does not expect the implementation of the pronouncement to have a material effect on its financial condition or results of operations.

NOTE B - LICENSE AGREEMENT
--------------------------

On June 3, 1999, the Company acquired from Reach Technologies, Inc. ("Reach") the rights to distribute the Reach Technologies, Inc. Digital Data Recorder product line. Under the license with Reach, the Company had the exclusive right to distribute and market Reach's product line to the northeastern United States. To retain the license, the Company was required to purchase a minimum amount of product.

Unable to meet the minimum purchase requirement, on January 14, 2001, the Company amended the license agreement as it pertained to minimum purchase requirements. In exchange for a $5,000 promissory note, Reach agreed not to terminate the license agreement.

On March 9, 2001, the parties again amended the license agreement to provide that it would no longer be exclusive and the Company would no longer be obligated to the product purchase requirements. In connection with this amendment, Glenn Jones returned 47,500,000 shares of the Company's common stock to the Company's treasury for cancellation.

The Company currently has no plans to revive their relationship with Reach Technologies or distribute their products.

NOTE C - NET OPERATING LOSS CARRY FORWARD
-----------------------------------------

The Company's net operating loss for the six months ended June 30, 2003 and year ended December 31, 2002 of $27,641 and $10,534 may be utilized through the year ended December 31, 2022. The Company's net operating loss of $181,335 for the year ended December 31, 2001 may be utilized through the year ended December 31, 2021. The Company's net operating loss for the year ended December 31, 2000 of $88,027 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the seven months ended December 31, 1999 of $18,936 may be utilized through the year ended December 31, 2019. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by $11,300 for the six months ended June 30, 2003.

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

NOTE E - RELATED PARTY TRANSACTION
----------------------------------

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

In April 2002, the company entered into an agreement with Andrada inc., dba Corvus Business Development Services ("Corvus"), a private consulting corporation owned by Gregory J. Martin, interim Chief Executive Officer and Corporate Secretary, to provide management functions. The Company incurred certain legal and professional fees in connection with the Corvus agreement. These related expenses paid to Corvus amounted to $46,367 of which $14,100 was payable at June 30, 2003.

NOTE F - NORDIC RACING LIMITED INVESTMENT
-----------------------------------------

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

During the first half ending June 30, 2003, and consistent with the Company's plan of operation, management evaluated potential acquisitions of profitable, well-managed, corporations compatible with or with synergies to the Company's current business activities. To manage existing corporate overhead, the Company will continue to rely on cash advances from shareholders, as well as to seek additional debt or equity financing.

In February of 2003 Todd M. Pitcher was appointed to the position of Chairman, President, CEO and CFO. In addition, as of January 1, 2003 Gregg Martin is no longer the Company's Secretary, his replacement, Hugh Renfro joined effective the same date and is serving as Secretary as of this date.

In March of 2003, the Company commenced a limited private placement in an attempt to raise equity capital. As of the end of the quarter ended June 30, 2003, the Company has received $25,000 in exchange for the issuance of 2,500,000 restricted shares of common stock.

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

Recent Accounting Pronouncements

The FASB recently issued the following statements:

SFAS 144 - Accounting for the impairment or disposal of long-lived assets

SFAS 145 - Rescission of FASB statements 4, 44 and 64 and amendment of FASB Statement13

SFAS 146 - Accounting for costs associated with exit or disposal activities

SFAS 147 - Acquisitions of certain financial institutions

SFAS 148 - Accounting for stock based compensation

SFAS 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities

SFAS 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

These SFAS statements did not have a material impact on the Company's financial position and results of operations. For a more detailed description of recent accounting pronouncements see the Summary of Significant Accounting Principles,
Item i. Impact of Accounting Standards.


Results of Operations:

Sales

The Company has not generated any revenues from operations during the six months ended June 30, 2003 or 2002.

Losses

Net losses for the six months ended June 30, 2003, decreased to $27,641 from $56,966 for the six months ended June 30, 2002. The primary reduction in losses was attributable to decreased costs associated with professional services.

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

In March of 2003, the Company received $5,000 in exchange for the issuance of 500,000 shares of restricted common stock and a vendor refund of $1,730. During the three months ended June 30, 2003, the Company received an additional $20,000 in exchange for the issuance of 2,000,000 shares of restricted common stock. Despite the Company's best efforts, there can be no assurance that any additional financings, or shareholder and officer advances, will be available on terms, in amounts, or at a time acceptable to the Company, if they are available at all, and, if so available, whether such funds will be sufficient to satisfy the Company's cash requirements over the next twelve months.

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



                                     Part II


ITEM 4. Exhibits And Reports On Form 10-QSB June 30

(A)  Exhibits

     99.1 Interim CEO and CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(B)  Reports On Form 10-QSB 6-30. None

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