Form 10QSB
period 2003-09-30
GRAND PRIX SPORTS INC
filed 2003-10-27
CIK 1104891

Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Quarterly Period Ended September 30, 2003.

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

                        23332 Mill Creek Drive, Suite 230
                             Laguna Hills, CA 92653
                                 (858) 518-1387
           ------------------------------------------------------------
          (Address, Including Zip Code, And Telephone Number, Including
             Area Code, Of Registrant's mailing address in California)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (x) No ( )

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of September 30, 2003 was 29,780,000.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----




                                     Part I


Item 1.   Financial Statements

Balance Sheet as of September 30, 2003 (Unaudited)...................      2

Unaudited Statements of Operations and accumulated deficit
  for the three and nine months ended September 30, 2003 and
  2002, and for the Period June 3, 1999(Date of inception)
  to September 30, 2003 .............................................      3

Unaudited Statements of Cash Flows for the nine months
  ended September 30, 2003 and 2002 and for the period
  June 3, 1999 (Date of inception) to September 30, 2003.............      4

Statements of Stockholders Equity for the nine months
  ended September 30, 2003 and for the period June 3,
  1999 (Date of inception) to September 30, 2003 ....................      5


Notes To Financial Statements (Unaudited) ...........................      6

Item 2.   Management's Discussion and Analysis ......................     12

Item 3.   Controls and Procedures....................................     15

                           Part II - Other Information


Item 4.   Exhibits and Reports on Form 8-K ..........................     16

Item 5.   Signatures ................................................     16


GRAND PRIX SPORTS, INC.
(A Development Stage Company)
Balance Sheet
September 30, 2003
-------------------------------------------------------------------------------------
                                                                          September 30,
                                                                              2003
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS
      Cash                                                                  $ 110,052
      Prepaid expenses                                                         12,456
                                                                            ---------
           TOTAL CURRENT ASSETS                                               122,509
                                                                            ---------


           TOTAL ASSETS                                                     $ 122,509
                                                                            =========

CURRENT LIABILITIES
      Accounts payable and accrued expenses :
           Accrued professional fees                                        $  32,048
                                                                            ---------
           TOTAL CURRENT LIABILITIES                                           32,048
                                                                            ---------

COMMITMENT (Note B)

STOCKHOLDERS' DEFICIT (Note C)

           Preferred stock, par value $.0001; 20,000,000 shares authorized; 0 issued and outstanding

           Common stock, par value $.0001, 100,000,000 shares authorized;
           29,780,000 issued and outstanding at September 30, 2003              2,978

            Additional paid-in capital                                        429,707
            Deficit accumulated
                  during the development stage                               (342,224)
                                                                            ---------

           TOTAL STOCKHOLDERS' DEFICIT                                         90,461
                                                                            ---------

           TOTAL LIABILITIES AND
             STOCKHOLDERS' DEFICIT                                          $ 122,509
                                                                            =========


                        See Notes to Financial Statements


GRAND PRIX SPORTS, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2003 and 2002, and
for the Period June 3, 1999 (Date of Inception) to September 30, 2003
------------------------------------------------------------------------------------------------------------------------------------

                                                   Three Months     Three Months     Nine Months      Nine Months      June 3, 1999
                                                      Ended            Ended            Ended            Ended        (Inception) to
                                                   September 30,    September 30,    September 30,    September 30,    September 30,
                                                       2003             2002             2003             2002             2003
                                                   ------------     ------------     ------------     ------------     ------------
Revenue
     Gain on sale of investment                    $       --       $       --       $       --       $       --       $     80,000
     Gain on forgiveness of debt                           --               --               --               --             38,864
                                                   ------------     ------------     ------------     ------------     ------------
     Total Revenue                                         --               --               --               --            118,864

Expenses
     Loss on investment                                                                                                      90,000
     Bank charges                                            33              130              138              150              694
     Communication                                                                                                            8,204
     Consulting fees                                                                                                         16,043
     Meals and entertainment                                                                                                 35,543
     Depreciation and amortization                                            34                               102            6,123
     Marketing and promotion                                                                                                 31,029
     Office/postage/supplies                              1,127              656            3,007              656            4,491
     Professional fees                                   13,826           23,096           39,939           81,448          207,314
     Investor relations                                     364            2,406             (467)           4,267           26,915
     Write down of loss due to                                                                                                 --
       license revisions                                                                                                      4,639
     Write down of furniture and                                                                                               --
       equipment                                                                                                              1,315
     Travel                                                 401                               776           (2,030)          23,977
     Taxes                                                                   800                               800              800
     Interest expense (related party)                                        875                             2,570            4,001
                                                   ------------     ------------     ------------     ------------     ------------

     Total Expenses                                      15,751           27,997           43,393           87,963          461,088
                                                   ------------     ------------     ------------     ------------     ------------

      Net Earnings (Loss)                          $    (15,751)    $    (27,997)    $    (43,393)    $    (87,963)    $   (342,224)
                                                   ============     ============     ============     ============     ============


     Basic And Diluted Loss per Share              $    (0.0007)    $    (0.0018)    $    (0.0022)    $    (0.0056)
                                                   ============     ============     ============     ============

     Weighted average common
        shares outstanding                           22,304,444       15,277,778       20,079,259       15,833,333


                                                 See notes to financial statements


GRAND PRIX SPORTS, INC.
(A Development Stage Company)
Statements of Cash Flows
Nine Months Ended September 30, 2003 and 2002 and
The Period June 3, 1999 (Date of Inception) to September 30, 2003
---------------------------------------------------------------------------------------------------------------

                                                               Nine Months        Nine Months       June 3, 1999
                                                                  Ended              Ended         (Inception) to
                                                              September 30,      September 30,      September 30,
                                                                  2003               2002               2003
                                                                ---------          ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                  $ (43,393)         $ (87,963)         $(342,224)
      Adjustments to reconcile net loss
       to net cash used by operating activities:
          Depreciation                                                                   102                762
          Amortization                                                                                    5,361
          License impairment agreement                                                                    4,639
          Abondonment of furniture & equipment                                                            1,315
          Loss on investment                                                                             90,000
CHANGES IN CURRENT ASSETS AND CURRENT
      LIABILITIES:
      Increase (decrease) in current liabilities:
          Prepaid and other current assets                        (12,456)                              (12,456)
          Accounts payable and accrued expenses                       325             21,000             32,048
                                                                ---------          ---------          ---------
          NET CASH USED FOR OPERATING ACTIVITIES                  (55,524)           (66,861)          (220,555)
                                                                ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of furniture and equipment                         --                 --               (2,077)
                                                                ---------          ---------          ---------
          NET CASH USED FOR INVESTING ACTIVITIES                     --                 --               (2,077)
                                                                ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                        164,200             59,985            332,685
          Related party loan                                                           4,083
                                                                ---------          ---------          ---------
          NET CASH PROVIDED  BY FINANCING ACTIVITIES              164,200             64,068            332,685
                                                                ---------          ---------          ---------

NET INCREASE (DECREASE) IN CASH                                   108,676             (2,793)           110,052

CASH, beginning of period                                           1,376              3,212               --
                                                                ---------          ---------          ---------

CASH, end of period                                             $ 110,052          $     419          $ 110,052
                                                                =========          =========          =========

SUPPLEMENTAL DISCLOSURE:

      Interest paid                                                                $     820
      Taxes paid                                                                   $     800
Noncash investing and financing activities:
     License agreement acquired by issue of common stock        $    --            $    --            $  10,000
     Nordic Racing Limited acquired by issue of common stock    $    --            $  90,000          $  90,000
     Forgiveness of related party loan                          $    --            $    --            $  38,864


                                         See notes to financial statements


GRAND PRIX SPORTS, INC.
(A Development Stage Company)
Statements of Stockholder's Defcit
Nine Months Ended September 30, 2003
The Period June 3, 1999 (Date of Inception) to September 30, 2003
-------------------------------------------------------------------------------------------------------------------------------

                                                               Common Stock                      Deficit Accumulated
                                                         --------------------------    Additional    during the        Total
                                                          Number of                      Paid-in    Developmental  Stockholder's
                                                           Shares         Amount         Capital        Stage         Equity
                                                         -----------    -----------    -----------   -----------    -----------
BALANCES
    June 3, 1999                                                --      $      --      $      --     $      --      $      --

    Shares issued during the period
         Shares issued to acquire license (Note B)        50,000,000          5,000          5,000                       10,000
         Shares issued for cash                           11,500,000          1,150        102,350                      103,500

    Net loss for the period from June 3, 1999
    (inception) through December 31, 1999                                                                (18,936)       (18,936)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
    December 31, 1999                                     61,500,000          6,150        107,350       (18,936)        94,564

    Net loss for 2000                                                                                    (88,027)       (88,027)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
    December 31, 2000                                     61,500,000          6,150        107,350      (106,963)         6,537

    Shares issued during the period
         Shares Issued for Nordic acquisition (Note G)     1,000,000            100         89,900                       90,000

    Shares cancelled during the period
         Shares cancelled for license
         agreement revisions                             (47,500,000)        (4,750)         4,750                         --

    5:1 forward stock split                                      5:1

    Net Loss through December 31, 2001                                                                  (181,335)      (181,335)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
    December 31, 2001                                     15,000,000          1,500        202,000      (288,298)       (84,798)

    Issuance of common stock                               3,000,000            300         64,685                       64,985

    Net Loss through December 30, 2002                                                                   (10,534)       (10,534)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
    December 31, 2002                                     18,000,000          1,800        266,685      (298,832)       (30,347)
                                                         ===========    ===========    ===========   ===========    ===========

    Issuance of common stock                              11,780,000          1,178        163,022                      164,200

    Net Loss through September 30, 2003                                                                  (43,393)       (43,393)

BALANCES
                                                         -----------    -----------    -----------   -----------    -----------
    September 30, 2003                                    29,780,000          2,978        429,707      (342,224)        90,461
                                                         ===========    ===========    ===========   ===========    ===========


                                              See notes to financial statements

                                                              5

                             Grand Prix Sports, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                  For The Nine Months Ended September 30, 2003

Note A-Organization And Summary Of Significant Accounting Policies

Basis of Presentation
---------------------

The unaudited financial statements of Grand Prix Sports, Inc. (the "Company"), As of September 30, 2003 and for the nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

c.   Office furniture and equipment

Office furniture and equipment purchases were capitalized and the cost depreciated over the estimated useful lives of the related assets, generally five to seven years. Office furniture and equipments abandoned is written off at the time of the abandonment. No office furniture and equipment were acquired or in existence through September 30, 2003.

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

g.   Income taxes

No taxes are payable for the nine months ended September 30, 2003.

h.   Intangible Assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                    September 30, 2003
                    ---------------------------------------------------
                    Gross Intangible   Accumulated           Net
                        Assets         Amortization   Intangible Assets
                    ----------------   ------------   -----------------
Goodwill                   $0               $0               $0
Other intangibles         500              500                0
Total                    $500             $500               $0

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

In January 2003 the FASB issued Interpretation 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation requires a Company to consolidate the financial statements of a "Variable Interest Entity" "VIE", sometimes also known as a "special purpose entity", even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a "controlling financial interest" in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE's created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE's in which a Company holds a variable interest that it acquired before February 1, 2003.

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


NOTE C - NET OPERATING LOSS CARRY FORWARD
-----------------------------------------

The Company's net operating loss for the nine months ended September 30, 2003 and year ended December 31, 2002 of $43,393 and $10,534 may be utilized through the year ended December 31, 2022. The Company's net operating loss of $181,335 for the year ended December 31, 2001 may be utilized through the year ended December 31, 2021. The Company's net operating loss for the year ended December 31, 2000 of $88,027 may be utilized through the year ended December 31, 2020. The Company's net operating loss for the seven months ended December 31, 1999 of $18,936 may be utilized through the year ended December 31, 2019. SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by $17,400 for the nine months ended September 30, 2003.


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

In April 2002, the company entered into an agreement with Andrada inc., dba Corvus Business Development Services ("Corvus"), a private consulting corporation owned by Gregory J. Martin, interim Chief Executive Officer and Corporate Secretary, to provide management functions. The Company incurred certain legal and professional fees in connection with the Corvus agreement. These related expenses paid to Corvus amounted to $46,367 of which $10,100 was payable at September 30, 2003.


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


NOTE G - SUBSEQUENT EVENTS
--------------------------

On September 1, the Company's board of directors approved the change of its corporate name to "Superclick, Inc." from "Grand Prix Sports, Inc." to more accurately reflect the business of its intended acquisition target, "Superclick Networks, Inc.". The name change took effect on October 6, 2003.

On October 7, 2003, the Company concluded the acquisition of Superclick Networks, Inc. a company chartered in Quebec, Canada.

On August 19, 2003, the Company's board of directors approved a reverse stock split on the basis of one new share for six old shares effective with the date of October 10, 2003. The reverse split was effected in conformity with the State of Washington Business Code 23B.10.020 and did not require shareholder approval prior to the filing of its amendment.

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

During the three quarters ending September 30, 2003, and consistent with the Company's plan of operation, management evaluated potential acquisitions of profitable, well-managed, corporations compatible with or with synergies to the Company's current business activities. To manage existing corporate overhead, the Company will continue to rely on cash advances from shareholders, as well as to seek additional debt or equity financing.

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

In September of 2003, the Company commenced a private placement and received commitments for $174,000 which will exchange into 11,600,000 shares of restricted Common Stock. Attached to each share of restricted Common Stock are two warrants giving the holder the right to purchase Common Stock; Warrant "A" has an exercise price of $0.03 and three year life, and Warrant "B" has an exercise price of $0.04 and three year life. At the completion of the private placement the company will have issued 11,600,000 shares of Common Stock, 11,600,000 A Warrants, and 11,600,000 B Warrants. As of September 30, 2003 the Company received $139,200 in exchange for the issuance of 9,280,000 restricted shares of common stock, 9,280,000 A Warrants, and 9,280,000 B Warrants. The Company expects to complete the private placement and receive the final $34,800 in October 2003.

On October 7, 2003, the Company entered into a definitive agreement with Superclick Networks, Inc. ("Superclick Networks") a Quebec Canada chartered company whereby Superclick Networks agreed to be acquired by the Company for stock. Superclick Networks develops, manufactures, markets and supports the Superclick Internet Management Systems (SIMS) in worldwide hospitality and education markets.

In connection with the Superclick Networks acquisition, on September 26, 2003, the Company was issued a Promsissory Note from Superclick Networks to borrow up to One Hundred and Fifty Thousand Dollars (US$150,000.00). The note bears interest at 10% per annum and matures on November 1, 2003. On October 2, 2003, the Company transferred US$80,000.00 to Superclick Networks. No additional funds are expected to be drawn by Superclick Networks under this Proimissory Note.


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

Results of Operations:

Sales

The Company has not generated any revenues from operations during the nine months ended September 30, 2003 or 2002.

Losses

Net losses for the nine months ended September 30, 2003, decreased to $43,393 from $87,964 for the nine months ended September 30, 2002. The primary reduction in losses was attributable to decreased costs associated with professional services.

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

In March of 2003, the Company received $5,000 in exchange for the issuance of 500,000 shares of restricted common stock and a vendor refund of $1,730. During the three months ended June 30, 2003, the Company received $20,000 in exchange for the issuance of 2,000,000 shares of restricted common stock. During the three months ended September 30, 2003, the Company received $139,200 in exchange for the issuance of 9,280,000 shares of restricted common stock, 9,280,000 A Warrants and 9,280,000 B Warrants. Despite the Company's best efforts, there can be no assurance that any additional financings, or shareholder and officer advances, will be available on terms, in amounts, or at a time acceptable to the Company, if they are available at all, and, if so available, whether such funds will be sufficient to satisfy the Company's cash requirements over the next twelve months.

Capital Expenditures

The Company made no capital expenditures during the first nine months of its fiscal year.

Subsequent Events

On September 1, the Company's board of directors approved the change of its corporate name to "Superclick, Inc." from "Grand Prix Sports, Inc." to more accurately reflect the business of its intended acquisition target, "Superclick Networks, Inc.". The name change took effect on October 6, 2003.

On October 7, 2003, the Company concluded the acquisition of Superclick Networks, Inc. a company chartered in Quebec, Canada.

On August 19, 2003, the Company's board of directors approved a reverse stock split on the basis of one new share for six old shares effective with the date of October 10, 2003. The reverse split was effected in conformity with the State of Washington Business Code 23B.10.020 and did not require shareholder approval prior to the filing of its amendment.

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

                                     Part II


ITEM 4. Exhibits And Reports On Form 10-QSB September 30, 2003

(A)  Exhibits

     99.1 Interim CEO and CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(B)  Reports On Form 10-QSB 9-30. None

     None



ITEM 5. Signatures

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