Form 10KSB
period 2003-10-31
GRAND PRIX SPORTS INC
filed 2004-01-29
CIK 1104891

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended ______________

                                       OR

  [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from January 1, 2003 to October 31, 2003


                                Superclick, Inc.
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


Check whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [X]

State registrant's revenues for its most recent fiscal year: $2,692

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of October 31, 2003 was 19,542,467.

Transitional small business disclosure format (check one): Yes [ ]; No [x]

Documents Incorporated By Reference: None

                                TABLE OF CONTENTS

Item Number  And Caption                                                   Page
------------------------                                                   ----

Forward-Looking Statements

PART I

    ITEM 1.   Description of Business........................................2
    ITEM 2.   Description of Property........................................7
    ITEM 3.   Legal Proceedings..............................................7
    ITEM 4.   Submission of Matters to a Vote of Security Holders............7

PART II.

    ITEM 5.   Market for Common Equity and Related Stockholder
              Matters........................................................8
    ITEM 6.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................9
    ITEM 7.   Financial Statements...........................................12
    ITEM 8.   Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure............................12
    ITEM 8A.  Controls and Procedures........................................12

PART III

    ITEM 9.   Directors, Executive Officers, Promoters and Control
              Persons; Compliance With Section 16(a) of The Exchange
              Act............................................................12
    ITEM 10.  Executive Compensation.........................................14
    ITEM 11.  Security Ownership of Certain Beneficial Owners and
              Management.....................................................15
    ITEM 12.  Certain Relationships and Related Transactions.................16
    ITEM 13.  Exhibits, List and Reports On Form 8-K.........................16

    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES..............................F-1

    Report of Independent Auditors ..........................................F-1

--------------------------------------------------------------------------------
                           FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Risk Factors." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.



                                     PART I


ITEM 1. Description Of Business

                                Corporate History

          We are engaged in the business of developing and commercializing proprietary Internet access management solutions for the hospitality, education and multiple-tenant unit (MTU) markets. Our flagship product line, Superclick Internet Access Management Systems (SIMS), is based on a patented technology providing cost-effective Internet access for PBX-based low-speed and Ethernet-based high-speed traffic on wired and wireless networks.

          We were incorporated in Washington in June 1999 under the name "Exo-Web.Com", and in January 2000 changed our name to "DDR Systems, Inc". During the period from 1999 to February 2001, we were engaged in start up activities related to the development and sale of our licensed product line consisting of high-tech instruments that are used to record information transferred from distant sources such as aircraft and satellites.

          In 2001 we acquired a 40% share in Nordic Racing and in March 2001 changed our name to "Grand Prix Sports, Inc". Later, in October 2002, we sold our 40% share in Nordic Racing due to management differences. Simultaneously, capital sources were identified that would provide the Company with cash to identify a synergistic business and for working capital in the interim.

          On August 19, 2003, the Company's board of directors approved a reverse stock split on the basis of one new share for six old shares effective with the date of October 10, 2003. The reverse split was effected in conformity with the State of Washington Business Code 23B.10.020 and did not require shareholder approval prior to the filing of its amendment.

          On September 1, 2003, the Company's board of directors approved the change of its corporate name to "Superclick, Inc." from "Grand Prix Sports, Inc." to more accurately reflect the business of its intended acquisition target, "Superclick Networks, Inc.". The name change took effect on October 6, 2003.On October 7, 2003, the Company concluded the acquisition of Superclick Networks, Inc. a company chartered in Quebec, Canada.

                    Acquisition of Superclick Networks, Inc.


          Pursuant to a share purchase agreement (the "Acquisition Agreement") dated October 7, 2003, Superclick, Inc. (the "Company", formerly known as Grand Prix Sports, Inc, and traded under the symbol GPRX on the OTC-Bulletin Board) acquired 100% of the issued and outstanding shares of Superclick Networks, Inc. ("Superclick Networks") from its shareholders (the "Acquisition"). The decision to acquire Superclick Networks was approved by the Board of Directors and majority of shareholders of both companies. In consideration for acquiring all of the Superclick Networks shares the Company issued to its previous shareholders 14,025,800 shares of Superclick, Inc. Accordingly, Superclick Networks became the Company's wholly-owned subsidiary as of October 7, 2003. For accounting purposes, the Acquisition has been treated as the acquisition of Superclick Networks, Inc. by the Company with the Company as the acquirer. The historical financial statements of Superclick Networks prior to October 8, 2003 are now included in those of the Company.


          Pursuant to the Acquisition Agreement, each share of Superclick Networks, Inc. common stock and issued outstanding prior to the effective time of the Acquisition was converted into the right to receive 100 shares of Superclick, Inc. common stock. The total number of issued and outstanding shares of Superclick was 5,516,666 giving effect to the Acquisition and a one for six reverse stock split that had been consummated on October 10, 2003. As a result of the Acquisition, the former stockholders of Superclick Networks hold, immediately after the Acquisition 71.7% of the issued and outstanding shares of the Company's common stock. The remaining 28.3% of the issued and outstanding shares of the Company's common stock are held by stockholders who held the common stock of the Company immediately before the Acquisition became effective. On a fully diluted basis of securities of the Company the holders who held common stock of Superclick Networks common stock hold, immediately after the acquisition approximately 59.9% of the shares of common stock of the Company.

                               Recent Developments

          In October 2003, we completed a private placement of 1,933,333 units at a per unit price of $.09, which consisted of one common share, one A Warrant with an exercise price of $.18 and one B Warrant with an exercise price of $.24. We received aggregate net proceeds of approximately $174,000. In January 2004, we completed the exercise of all of the A Warrants and received aggregate net proceeds of $384,000.

The following relates to the business operations of Superclick Networks, Inc.


                                     General

          We are engaged in the business of providing proprietary Internet access management solutions to the hospitality, education and multiple-tenant unit (MTU) markets. Our flagship product line, Superclick Internet Access Management Systems (SIMS), is based on a patented technology providing cost-effective Internet access for PBX-based low-speed and Ethernet-based high-speed traffic on wired and wireless networks.

Our Products and Services

          Superclick's flagship product is its Internet Management System (SIMS) solution. SIMS addresses both the concerns of the guests and the hotel by providing a reliable, easy to use Internet connection whether low-speed (LSIA) or high-speed (HSIA), wired or wireless. The seamless and transparent SIMS system requires no supplemental configuration by the guest.

SIMS Low Speed

          The SIMS LSIA enables the guest to simply plug their computer into the phone jack and dial their Internet Service Provider (ISP). The hotel's PBX identifies the ISP traffic and redirects it to a second dedicated SIMS trunk group, thereby freeing up the hotel's telephone lines for voice calls. The primary advantages that the SIMS LSIA solution offers hotels are that it improves guest service while lowering trunk costs.

SIMS High Speed

          The SIMS HSIA enables guests to plug into the Ethernet port in their room, accept the charge from a pop-up screen and connect to the Internet without changing any settings to their PC. SIMS also provides advanced Internet access features such as firewall protection and packet shaping. Network congestion is a problem caused by file sharing, downloading files from peer-to-peer (P2P) web sites and other bandwidth intensive applications.

          The packet shaper works in to ways: (1) reduces the speed of the download and (2) gives priority of usage other than the ports it designated to slow. Packet shaping prevents P2P users from using too much bandwidth, or "commandeering" available bandwidth from others on the network.

MARKET AND COMPETITION

          According to estimates, the hospitality vertical presents a 2003 $4.41 billion opportunity for the telecom industry and for carriers looking to improve vertical marketing and solution selling to this vertical. Opportunities continue to lie around wireline voice and data for the purpose of lowering costs, integrating systems, and improving the guest experience.

          The hospitality industry is an estimated $350 billion dollar business, based on the most recent U.S. Census Bureau statistics. Recent decline in revenues is primarily due to the economic conditions and slowing travel activity due to the terrorist attacks and war in Iraq. Despite the industry revenue and profit margin decline, technology and telecom service continue to be a focus on hospitality expenses in order to enhance guest loyalty and retention, streamline operations, increase per guest revenues and occupancy rates, differentiate property accommodations, maintain brand identity, and optimize services to reduce costs.

          Among key drivers and trends occurring in the hospitality vertical as it relates to technology and telecom are:

     o    High-speed Internet access is a must have for hotels and motels

     o Wireless Internet and "Hot spots" are in the early stages of implementation, and is expected to see high growth over the next several years

     o Telecom Services is now a cost component, and not a revenue component in the hotel and motel industry o PBX Services are the primary communications systems for hotels and motels, while IP PBX and IP Centrex will transition as the next form of telecom systems in the hospitality industry

     o Increased Need for Integration with Property Management Systems (PMS), Centralized Reservations Systems (CRS), and Global Distribution Systems (GDS) brings the opportunity for managed services, hosting, consulting, and other value-added telecom services

     o Conferencing Services (Voice, Web, Video) are a major need in conference and meeting rooms within hotels, convention hotels, and conference centers

     o Hub, LAN, and Internet connectivity is a must-have at conferences and trade shows, therefore on-site services, equipment, and billing will be in demand.

     o Telecom services and technology are being leveraged to differentiate hotels and restaurants, in order to attract end-users and provide better services

          Hotels are seeing an ever-rising demand for Internet accessibility and use due to guest dependence on the World Wide Web and email. In order to appeal to business, as well as vacationing travelers, hotels must provide improved Internet connectivity to stay competitive irrespective of the cost.

Competitors

          Nearly all of our business is awarded through competitive procurements. The Internet management services industry consists of several companies with which Superclick competes and who can provide the same type of services. Many of our competitors are larger and have greater financial resources than we do. We obtain much of our business on the basis of proposals to new and existing customers. Competition usually centers on successful past performance, technical capability, management, personnel experience and price.

          Superclick has many competitors who contend for the same customers. They are competent, experienced and continuously working to take work and projects away from Superclick. These competitors range in size from one million dollars in annual revenue to several hundred million dollars in annual revenue. Most of the Company's business is at presently is based on one time sales, although we are attempting to implement a recurring revenue model through service and customer support. We have achieved a level of trust with each client that is comfortable, but not secure. We recognize that the Company's niche areas are desirable to other professional service firms, and we continuously seek to improve within these niches rather than expanding hastily to new areas.

Intellectual Property And Other Proprietary Rights

          Superclick has registered the following trademarks with the Canadian Trademark Office: "Superclick". We have pending patent applications filed in Canada for a "hospitality remote access server" and in the U.S. for an "Internet communication system in a network for the hospitality industry." Both patent applications are pending.

          We believe that our intellectual property is important to our success, and we try to protect it as described above and through the maintenance of trade secrets. We feel that name brand recognition will make our products and services stand out and become the recognized names that people think of when they think of management services.

          However, the steps we take to protect our intellectual property may be inadequate. Unauthorized parties may try to disclose, obtain or use our proprietary information, which could harm our business. Others may claim that we have violated their proprietary rights or infringed on their intellectual property. Any such claims could subject us to significant liability for damages and invalidate our proprietary rights. Any efforts to protect or defend our rights could be time-consuming and costly. Other parties may also independently develop similar or competing technology.



                                  RISK FACTORS

Risks Related To Our Business:

Any inability to adequately retain or protect our employees, customer relationships and proprietary technology could harm our ability to compete.

     Our future success and ability to compete depends in part upon our employees, customer relationships, proprietary technology and trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret claims, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and are time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from soliciting our employees or customers or infringing upon or misappropriating our intellectual property.

     Our employees, customer relationships and intellectual property may not be adequate to provide us with a competitive advantage or to prevent competitors from entering the markets for our products and services. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, and equivalent or superior to, our technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. The departure of certain key personnel could harm the financial condition of the Company.

     Sandro Natale is intimately involved in our business and hase day to day relationships with critical customers and are also critical to our product development. Superclick is not able to afford additional staff to supplement these key personnel. Competition for highly skilled business, product development, technical and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. A failure on our part to retain the services of key personnel could have a material adverse effect on our operating results and financial condition. We do not maintain key man life insurance on any of our employees.

We face numerous competitors.

     We have many competitors with comparable characteristics and capabilities that compete for the same group of customers. Our competitors are competent and experienced and are continuously working to take projects away from us. Some of our competitors have greater financial, technical, marketing and other resources than we do. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sales and marketing of their products and services than are available to us.

There are risks associated with our planned growth.

     We have very limited assets upon which to rely for adjusting to business variations and for growing new businesses. While we are likely to look for new funding to assist in the acquisition of other profitable businesses, it is uncertain whether such funds will be available. If we are to grow and expand our operations, we will need to raise significant amounts of additional capital. There can be no assurance that we will be successful in raising a sufficient amount of additional capital, or if we are successful, that we will be able to raise capital on reasonable terms. If we do raise additional capital, our existing shareholders may incur substantial and immediate dilution. There are risks associated with forward-looking statements made by us, and actual results may differ.

     Some of the information in this prospectus and the registration statement of which it is a part contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "intend" and "continue," or similar words. You should read statements that contain these words carefully because they:

          o    discuss our future expectations;

          o contain projections of our future results of operations of our financial condition; and

          o    state other "forward-looking" information.


     We believe it is important to communicate our expectations. However, there will be events in the future that we are not able to accurately predict, or over which we have little or no control. The risk factors listed in this section, as well as any cautionary language in this prospectus, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors could have an adverse effect on our business, results of operations and financial condition.

Risks Relating To Our Common Stock:

There is a limited market for our common stock.

     Our common stock is traded in the Over-the-Counter Bulletin Board market, and this may cause delays in the timing of transactions and reductions in the number and quality of securities analysts' reporting on us and the extent of our coverage in the media. Trading in our common stock has been sporadic, and at present, there is a limited market for it. There can be no assurance that a stronger market will develop. Even if such a market does develop, it may not be sustained.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

     As of December 19, 2003, a total of 20,325,788 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or
(ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our common stock is subject to "penny stock" rules.

     Our common stock is classified as a penny stock by the Securities and Exchange Commission. This classification severely and adversely affects the market liquidity for our common stock. The Commission has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and
(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, sets forth (i) the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in public offerings and secondary trading and about the commissions payable to the broker-dealer and registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. Description of Property


     Our research and development activities and administrative offices are primarily located in Montreal, Quebec, Canada. We also have executive offices in Laguna Hills, California. Superclick, Inc. does not own any real property. The following information presents certain information about our leased properties:


                                     Approximate      Date Current      Monthly
Location                             Square Feet      Lease Expires      Rent


32223 Mill Creek Dr. Ste. 230     Executive Office         NA          $  300.00
Laguna Hills, CA 92653            500 sq. ft.

2960 Fleury East                  2,300                   Month        $1,006.00
Montreal Quebec                                            to           (US)
H2B 1M4                                                   Month
Canada


ITEM 3. Legal Proceedings

We are not aware of any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.


ITEM 4. Submission of Matters to a Vote of Security Holders

On September 11, 2003, notice in the form of Pre 14C, (see exhibits) was given that the Board of Directors and persons owning 55.2%, or 18,277,496 shares of common stock of Grand Prix Sports, Inc. have elected to adopt the following proposal:

1. To effect a 1-6 share rollback on or about October 6, 2003 as a condition of, and for the purposes of establishing a favorable stock price and reduction of dilution in its pending acquisition of an operating business in Montreal, Canada.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market Information

MARKET FOR COMMON STOCK

         Our common stock trades on the OTC Bulletin Board under the symbol "SPCK.OB". The following table lists the high and low price for our common stock (as adjusted for 1-for-6 reverse stock spit effected on October 10, 2003) as quoted on the OTC Bulletin Board during each quarter within the last two fiscal years.

         These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.


                                          Low                   High
                                          ---                   ----
2002
----
First Quarter                             $.54                  $7.20
Second Quarter                            $.24                  $1.26
Third Quarter                             $.12                  $.84
Fourth Quarter                            $.06                  $.18

2003
----
First Quarter                             $.06                  $.18
Second Quarter                            $.06                  $.30
Third Quarter                             $.06                  $.36
Fourth Quarter                            $.12                  $.51

There are approximately seventy (70) record holders of common equity.

Options and Warrants

There are a total 1,933,333 outstanding warrants to purchase common equity of Superclick, Inc.

Equity Compensation Plans

We do not have any equity compensation plans as of the date of this Report.

Shares Eligible for Future Sale

We have outstanding 21,475,800 shares of our common stock. Of these shares, 3,166,679 shares are unrestricted and held by non-affiliates, and are freely tradable without restriction under the Securities Act. Non-affiliates currently hold 6,299,988 shares of our restricted common stock and affiliates hold 14,025,800 shares of our restricted common stock. These shares will be eligible for sale in the public market, subject to certain volume limitations and the expiration of applicable holding periods under Rule 144 under the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner or affiliate) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of one percent (1%) of the number of shares of common stock then outstanding or (2) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a From 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been an affiliate of us at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owner except an affiliate), is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Dividends

As of the date hereof, no cash dividends have been declared on our common stock. We presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified eight accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

Revenue recognition policy

Revenue from the sale of Internet high speed connection equipment is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery and installation of the equipment to the customer.

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

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out method or market. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.

Shipping and handling costs

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Foreign Currency Translation

The financial statements of the Canadian subsidiary is measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of the company is translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. The financial statements are presented in United States of America dollars.

Overview

Results of Operations

TEN MONTHS ENDED OCTOBER 31, 2003 AND THE YEAR ENDED DECEMBER 31, 2002

          During the ten months ended October 31, 2003 we had net sales of $2,692 compared with no net sales for the year ended December 31, 2002. The increase in net sales was the result of the acquisition of Superclick Networks, Inc. Total revenue for the periods was $2,692 and $108,864 respectively. The decrease in revenue was attributable to a one time $70,000 gain on the sale of Nordic Racing in October 2002, and a $38,864 gain on the forgiveness of debt.

          For the ten months ended October 31, 2003, general and administrative expense was $104,211 compared with $119,399 for the year ended December 31, 2002. Professional fees decreased by $48,588 due to a change in legal services and decreased consulting fees.

          Net loss for the ten months ended October 31, 2003 was $104,542 as compared to $10,535 for the year ended December 31, 2003. This increase in net losses is primarily attributable to one time gains due to the sale of Nordic Racing in 2002 and a gain on foregivness of debt.

Financial Condition

From inception to October 31, 2003, we incurred an accumulated deficit of $403,374, and we expect to incur additional losses through the year ending October 31, 2004 and for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses.

          During 2003, we commenced a private placement and sold 1,933,333 units at a per unit cost of $.09 consisting of one common share, one A warrant with an exercise of $.18 and one B warrant with an exercise of $.24 and received proceeds of $174,000 from the sale of the units. In January 2004, we exercised the A warrants and received proceeds of $348,000. Each warrants sold in connection with units convert into one warrant of our common stock.

          In 2003, prior to the private placement consisting of units consisting of one share, one A warrant and one B warrant per unit, we also commenced a private placement and sold 500,000 common shares at a per share cost of $.06 and received proceeds of $30,000 from the sale of the common shares.

          We have financed our operations since inception primarily through equity financing. During the ten months ended October 31, 2003, we had a net increase in cash of $17,947. Total cash resources as of October 31, 2003 were $19,323 compared with $1,376 at December 31, 2002.

          Our available working capital and capital requirements will depend upon numerous factors, including progress in our distribution and sales of Internet access management solutions, the timing and cost of expanding into new markets, the cost of developing competitive technologies, changes in our existing collaborative and licensing relationships, the resources that we devote to developing new products and commercializing capabilities, that status of our competitors, our ability to establish collaborative arrangements with other organizations, our ability to attract and retain key employees and our need to purchase additional capital equipment.

         Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that the combined Company does obtain will be sufficient to meet the combined Company's needs in the long term. Through October 31, 2003, a significant portion of our financing has been through private placements of common stock and warrants. Unless our operations generate significant revenues, we will continue to fund operations from cash on hand and through similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses through at least October 31, 2004. Based on our current resources, we will need additional equity or debt financing or we will need to generate revenues through sales of our products or entering into strategic alliances to be able to sustain our operations until we achieve profitability, if ever.

ITEM 7. Financial Statements

The information required by this Item is submitted as a separate section of this Form 10-KSB. See Item 13.

ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

ITEM 8A. Controls and Procedures.

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


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters And Control Persons;
In Compliance With Section 16(a) Of The Exchange Act As of October 31, 2003, our executive officers, directors and key employees, their positions and their ages are as follows:

DIRECTORS AND EXECUTIVE OFFICERS

Name                         Age           Position
------                      -----          ----------

Todd M. Pitcher              35            Chairman of the Board

Hugh Renfro                  79            Director

Jacobo Melcer                63            Director

Stephen J. Montague          48            Director

Ronald Fon                   36            Chief Executive Officer and Director

Robert G.  Macfarlane        36            President and Director

Sandro Natale                34            VP Business Development and Director



EXECUTIVE OFFICERS AND DIRECTORS

TODD M. PITCHER has been Chairman of the Board of our company since completion of the merger transaction with Superclick Networks, Inc. in October 2003. Prior to the merger, Mr. Pitcher served as President, Chief Executive Officer and

Chief Financial Officer of Grand Prix Sports, Inc. since January 2003. Mr. Pitcher has also served in the Executive Management in an interim capacity 4Dcard, Inc. from March 2002 through July 2003. Mr. Pitcher has several years experience in the investment banking, business consulting and equity research, serving as Director of Equity Research at Equity Securities in Golden Valley, Minnesota, and several other regional investment banking firms. Mr. Pitcher has B.A. in Philosophy from the University of California at Berkeley and has attended graduate school at the University of California at Santa Barbara and Claremont Graduate School.

HUGH RENFRO has been a Director of our company since completion of the merger transaction with Superclick Networks, Inc. in October 2003. Prior to the merger, Mr. Renfro served as Secretary and Director of Grand Prix Sports, Inc. since March 2003. Mr. Renfro has extensive international business experience with more than 31 years spent overseas with the Arabian-American Oil Company, Cia Petrolera Chevron and the Arabian Chevron Oil Company working in government relations, marketing and the establishment of joint venture operations.

JACOBO MELCER has been a Director of our company since January 2004. Mr. Melcer is also Chairman and President of Frontcom.com, Inc., a provider of broadband services for Mexico/US border towns. He is the founder and serves as a Director of CPM Electronics Inc., a leading distributor of telecommunications and electronics products in Latin America. Mr. Melcer is also Founder of Grupo MEXEL, Mexico's leading high technology integrator for the last 30 years. In addition, Mr. Melcer is a founder of ACT Networks, a publicly traded U.S. company that is a world-leader in frame-relay technology and has served on ACT's Board of Directors through the public offering. Mr. Melcer holds a degree in Physics from the Universidad National Autonoma de Mexico (UNAM) with a Masters Degree in Oceanography.

STEPHEN J. MONTAGUE has been a Director of our company since January 2004. Mr. Montague is currently the Director of Information Technology at Westmont Hospitality Group, which owns and operates a diverse selection of properties across Canada, the United States and Europe. He currently serves on the Board of Advisors to GLOBALIVE Communications and the CIO Summit Ryerson IT Leadership Development Program. Mr. Montague has also served as Director of Product Marketing at CRM Solutions and Network Engineering Senior Manager at Nortel Networks. Mr. Montague holds a B.S. in Electrical Engineering from the University of Waterloo, Ontario.

RONALD FON has been the Chief Executive Officer and Director of our company since the completion of the merger transaction with Superclick Networks, Inc. in October 2003. Prior to the merger, Mr. Fon served as Chief Executive Officer of Superclick Networks, Inc. Mr. Fon is the founder of Optimus Asset Management, a money management firm specializing in alternative investments. He also serves as Director of numerous investment funds and early stage companies. Mr. Fon holds a B.A. (Honors) from McGill University in Montreal, Quebec and has worked towards a Ph.D. degree on the methodological issues in economic science at the Foundations of Science Unit, University of Western Ontario, London, Ontario.

ROBERT G. MACFARLANE has been the President and Director of our company since completion of the merger transaction with Superclick Networks, Inc. in October 2003. Prior to the merger, Mr. MacFarlane served as President of Superclick Networks, Inc. and was the sole founder of the company. Prior to that, Mr. MacFarlane served as VP of Business Development for CDS Communications Group. He also founded Total Networking S.L. in Spain, a company dedicated to providing Internet dialup connection solutions. Mr. MacFarlane holds a B.A. in Sociology and Business from Bishop's University.

SANDRO NATALE has been VP of Business Development of our company since completion of the merger transaction with Superclick Networks, Inc. in October 2003. Prior to the merger, Mr. Natale served as VP of Business Development of Superclick Networks, Inc. Prior to Superclick, Mr. Natale founded ITS Service Inter-Tek, a computer networking company that was later acquired by GSI Technologies. Mr. Natale holds a degree in Computer Science from Dawson College.

16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year, which ended October 31, 2003.



ITEM 10. Executive Compensation

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer and the other highest-paid executive officers serving as such at the end of 2003 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of Superclick, Inc. received compensation in excess of $100,000 during fiscal year 2003.


                                                 Summary Compensation Table
---------------------------------------------------------------------------------------------------------------------------
                                                                                        Long-Term
                                                                                        Compensation          All Other
                                                                                        Awards                Compensation
---------------------------------------------------------------------------------------------------------------------------
                                                                                        Securities
                                                                       Other Annual     Underlying
Name and Principle Position         Year    Salary (US$)      Bonus (US$)       Compensation     Options/Sars
(#)
---------------------------------------------------------------------------------------------------------------------------
Ronald Fon                          2003    $42,000           ---               ---              ---               ---
Chief Executive Officer             2002    ---               ---               ---              ---               ---
                                    2001    ---               ---               ---              ---               ---
---------------------------------------------------------------------------------------------------------------------------
Robert MacFarlane                   2003    $42,000           ---               ---              ---               ---
President                           2002    $26,000           ---               ---              ---               ---
                                    2001    --                ---               ---              ---               ---

---------------------------------------------------------------------------------------------------------------------------
Sandro Natale                       2003    $42,000           ---               ---              ---               ---
VP Sales                            2002    $26,000           ---               ---              ---               ---
                                    2001    ---               ---               ---              ---               ---
---------------------------------------------------------------------------------------------------------------------------


OPTIONS AND STOCK APPRECIATION RIGHTS

          We currently do not have any stock option plan for executive officers in place.

LONG TERM INCENTIVE PLAN AWARDS

          No long term incentive plan awards were made to any of our executive officers during the last fiscal year.

COMPENSATION OF DIRECTORS

          Non-employee directors will be eligible to participate in an automatic stock option/stock grant program pursuant to the 2004 Non-Employee Directors
Stock Incentive Plan. Non-employee directors will be granted an option for 75,000 shares of common stock upon their initial election to the board and an option for 75,000 additional shares on the date of December 31, 2004 for those non-employee directors continuing to serve each subsequent year.

Stock Option Plan

We currently do not have any stock option plan for executive officers in place.

Option Grants In Last Fiscal Year

No options were granted to any executives in the last fiscal year.

Options Exercised In Last Fiscal Year And Fiscal Year-End Option Values

No options were exercised in the last fiscal year.



Executives' Compensation Policies

Compensation of our executives is intended to attract, retain and award persons who are essential to the corporate enterprise. The fundamental policy of our executive compensation program is to offer competitive compensation to executives that appropriately rewards the individual executive's contribution to corporate performance. The board of directors utilizes subjective criteria for evaluation of individual performance and relies substantially on our executives in doing so. The Board focuses on two primary components of our executives compensation program, each of which is intended to reflect individual and corporate performance: base salary and long-term incentive compensation.

Executives' base salaries are determined primarily by reference to compensation packages for similarly situated executives of companies of similar size or in comparable lines of business with whom we expect to compete for executive talent and with reference to revenues, gross profits and other financial criteria. The Board also assesses subjective qualitative factors to discern a particular executive's relative value to the corporate enterprise in establishing base salaries.

It is the Board's philosophy that significant stock ownership by management creates a powerful incentive for executives to build long-term shareholder value. Accordingly, the board believes that an integral component of executive compensation is the award of equity-based compensation, which is intended to align executives' long-term interests with those of our shareholders. The board believes that option grants should be considered on an annual basis.

Employment Agreements with Executive Officers

Superclick, Inc. has executed employment agreements with its top three executive officers. Below is a summary of the major terms of these employment agreements.

EMPLOYMENT AGREEMENTS

          RONALD FON

          Upon completion of the merger transaction with Superclick Networks, Inc. on October 7, 2003, Ronald Fon was appointed Chief Executive Officer. Mr. Fon's employment with us is governed by an employment agreement originally entered into between he and Superclick Networks, Inc., which we assumed following the merger. The agreement provides for term of employment that may be extended for additional one (1) year periods thereafter. Mr. Fon was entitled to receive a base salary equal to $42,000.

          ROBERT MACFARLANE

          Upon completion of the merger transaction with Superclick Networks, Inc. on October 7, 2003, Robert MacFarlane was appointed President. Mr. MacFarlane's employment with us is governed by an employment agreement originally entered into between he and Superclick Networks, Inc., which we assumed following the merger. The agreement provides for term of employment that may be extended for additional one (1) year periods thereafter. Mr. MacFarlane was entitled to receive a base salary equal to $42,000.

          SANDRO NATALE

          Upon completion of the merger transaction with Superclick Networks, Inc. on October 7, 2003, Sandro Natale was appointed VP of Business Development. Mr. Natale's employment with us is governed by an employment agreement originally entered into between he and Superclick Networks, Inc., which we assumed following the merger. The agreement provides for term of employment that may be extended for additional one (1) year periods thereafter. Mr. Natale was entitled to receive a base salary equal to $42,000.


ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 31, 2003, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 23332 Mill Creek Drive, Laguna Hills, CA 92653.


Name                                   Shares Beneficially
                                              Owned             Percent of Class
--------------------------------------------------------------------------------

Ronald Fon.........................            ---                       ---

Robert G. MarFarlane...............            3,526,200                 15%

Sandro Natale......................            3,526,100                 15%

Todd M. Pitcher....................            ---                       ---

Hugh Renfro........................            ---                       ---

Steven J. Montague.................            ---                       ---

All directors and
officers as a group (7)..                     7,0523,300                 30%


(*) means less than 1.0%


ITEM 12. Certain Relationships and Related Transactions

Mr. Pitcher, Chairman of our company, provides consulting services to us pursuant in exchange for monthly compensation of $1,250 and related expenses.

ITEM 13. Exhibits, List and Reports on Form 8-K

     (a) Exhibits

         (1) Financial Statements:

          Independent Auditors' Report

          Consolidated Balance Sheet at October 31, 2003

          Consolidated Statements of Operations for the ten months ended October 31, 2003, the year ended December 31, 2002 and the period June 3, 1999 (Inception) to October 31, 2003

          Consolidated Statements of Stockholders' Equity (Deficit) for the ten months ended October 31, 2003, the years ended December 31, 2002, 2001, and 2000, and the period June 3, 1999 (Inception) to October 31, 2003

          Consolidated Statements of Comprehensive Income (Loss) Operations for the ten months ended October 31, 2003, the year ended December 31, 2002 and the period June 3, 1999 (Inception) to October 31, 2003

          Consolidated Statements of Cash Flows for the ten months ended October 31, 2003, the years ended December 31, 2002, 2001, and 2000, and the period June 3, 1999 (Inception) to October 31, 2003

          Notes to Consolidated Financial Statements

          *(2) Acquisition Agreement

          *(3) Certificate of Amendment of Articles of Incorporation of Grand
               Prix Sports, Inc.

          (31) Certification under Section 302 of the Sarbanes-Oxley Act of 2002

          (32) Certification under Section 906 of the Sarbanes-Oxley Act of 2002

        **(99) Appointment of Management Team

     (b) Reports on Form 8-K.

          *(5) Report of reverse split of company's common stock *(8) Report of change in company's fiscal year

     (c) Report of Form Pre14-C ***Vote of shareholders on share rollback

     *    previously filed on Form 8-K October 14, 2003
     **   previously file on Form 8-K October 29,2003
     ***  previously filed on Form Pre 14-C September 15, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                SUPERCLICK, INC.
                                  (Registrant)

Date:    January 29, 2004                   By:  /s/  Ronald Fon
                                               --------------------------------
                                                      Ronald Ron,
                                                      Chief Executive Officer
                                                      and Director

                                                 /s/  Robert G. MacFarlane
                                               --------------------------------
                                                      Robert G. MacFarlane,
                                                      President and Director

                                                 /s/  Sandro Natale
                                               --------------------------------
                                                      Sandro Natale, VP Sales
                                                      and Director

                                                 /s/  Todd M. Pitcher
                                               --------------------------------
                                                      Todd M. Pitcher
                                                      Chairman of the Board

                                                 /s/  Hugh Renfro
                                               --------------------------------
                                                      Hugh Renfro, Director

                                                 /s/  Jacobo Melcer
                                               --------------------------------
                                                      Jacobo Melcer, Director


                                                 /s/  Steven J. Montague
                                               --------------------------------
                                                      Stephen J. Montague
                                                      Director

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



                                                              December 11, 2003


Board of Directors
Superclick, Inc.
(Formerly Grand Prix Sports,  Inc.)
(A Development Stage Company)
Laguna Hills, California

We have audited the accompanying consolidated balance sheet of Superclick Inc. (formerly Grand Prix Sports, Inc.) (A Development Stage Company) (the "Company"), as of October 31, 2003 and the related statements of consolidated operations, stockholder's equity (deficit), comprehensive income (loss), and cash flows for the ten months then ended, for the year ended December 31, 2002, and for the period from June 3, 1999 (Date of Inception) to October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superclick, Inc. (formerly Grand Prix Sports, Inc.) (A Development Stage Company) as of October 31, 2003 and the related statements of consolidated operations, stockholder's equity (deficit), comprehensive income (loss), and cash flows for the ten months then ended, for the year ended December 31, 2002, and for the period from June 3, 1999 (Date of Inception) to October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Board of Directors
Superclick, Inc.
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Laguna Hills, California
Page two


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/  Bedinger & Company
                                            -----------------------------------
                                                 Bedinger & Company
                                                 Certified Public Accountants
                                                 Concord, California

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet
October 31, 2003
--------------------------------------------------------------------------------
                                                                     October 31,
                                                                    ------------
                                                                        2003
                                                                    ------------
ASSETS
------

CURRENT ASSETS
--------------

        Cash                                                        $    19,323
        Accounts receivable                                              76,128
        R&D Tax credits receivable (Note D)                              83,730
        Prepaid expenses                                                  8,910
        Inventory, net of reserve of $27,517                             22,749
                                                                    -----------
               TOTAL CURRENT ASSETS                                     210,840
                                                                    -----------

Fixed assets (Note C)
        Cost                                                             78,272
        Accumulated Depreciation                                        (37,097)
                                                                    -----------
        Net                                                              41,175


Goodwill (Note J)                                                     1,354,606


               TOTAL ASSETS                                         $ 1,606,621
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
-------------------
        Accounts payable and accrued expenses :
               Accounts payable                                         198,465
               Accrued payroll                                           55,637
               Accrued other                                              8,029
        Note payable                                                     22,920
                                                                    -----------
               TOTAL CURRENT LIABILITIES                                285,051
                                                                    -----------




COMMITMENT (Note I)

STOCKHOLDERS' EQUITY (Note F)
-----------------------------
               Preferred stock, par value $.0001; 20,000,000
               shares authorized; 0 issued and outstanding                 --

               Common stock, par value $.0006, 121,000,000
                shares authorized; issued and outstanding
                19,542,467 at October 31, 2003                        11,725003

              Additional paid-in capital                              1,705,695
              Deficit accumulated during the development stage         (388,374)
               Accumulated other comprehensive (loss)
                    (Cumulative translation adjustment)                  (7,476)
                                                                    -----------

               TOTAL STOCKHOLDERS' EQUITY                             1,321,570
                                                                    -----------



               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,606,621
                                                                    ===========



SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
For the Ten Months Ended October 31, 2003, Year Ended December 31, 2002 and
The Period June 3, 1999 (Date of Inception) to October 31, 2003
-------------------------------------------------------------------------------------------

                                                  Ten Months                   June 3, 1999
                                                     Ended       Year Ended   (Inception)to
                                                  October 31,    December 31,   October 31,
                                                  -----------    -----------    -----------
                                                      2003           2002           2003
                                                  -----------    -----------    -----------
Revenue
-------
     Net Sales                                    $     2,692    $      --      $     2,692
     Gain on sale of investment                        70,000         80,000
     Gain on forgiveness of debt                       38,864         38,864
                                                  -----------    -----------    -----------

     Total Revenue                                      2,692        108,864        121,556

Cost and Expenses
-----------------
     Cost of goods sold                                 3,023          3,023
     Loss on equity method investment                    --           90,000
     Bank charges                                         417            180            973
     Communication                                      4,032         12,236
     Consulting fees                                    2,658         18,701
     Meals and entertainment                              156         35,699
     Depreciation and amortization                      1,834            142          7,957
     Marketing and promotion                             --           31,029
     Office                                             5,638          1,471          7,122
     Professional fees                                 46,933        110,521        214,309
     Investor relations                                 1,347          4,869         28,730
     Write down of loss due to
       license revisions                                 --            4,639
     Write down of furniture and
       equipment                                         --            1,315
     Salary and wages                                  32,220         32,220
     Travel                                             8,059         (2,029)        31,260
     Taxes                                               --              800            800
     Research and development                         (14,315)       (14,315)
     Interest expense (related party)                     232          3,445          4,233
                                                  -----------    -----------    -----------

     Total Expenses                                    92,234        119,399        509,930
                                                  -----------    -----------    -----------

      Net Earnings (Loss)                         $   (89,542)   $   (10,535)   $  (388,374)
                                                  ===========    ===========    ===========

     Net (Loss) per common share
     Basic and diluted                            $    (0.020)   $    (0.004)
                                                  ===========    ===========

     Weighted average common shares outstanding
     Basic and diluted                              4,426,537      2,756,945

                                             F-4



SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholder's Deficit
For the Ten Months Ended October 31, 2003, Years Ended December 31, 2000, 2001, and 2002
and The Period June 3, 1999 (Date of Inception) to October 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                            Deficit      Accumulated
                                                     Common Stock                         Accumulated       Other
                                              --------------------------    Additional    during the       Compre-        Total
                                                Number of                     Paid-in     Development      hensive     Stockholders'
                                                 Shares         Amount        Capital        Stage         Income         Equity
                                              -----------    -----------    -----------   -----------    -----------    -----------
BALANCES June 3, 1999                                --      $      --      $      --     $      --      $      --      $      --

  Shares issued during the period
    Shares issued to acquire license (Note B)   8,333,333          5,000          5,000     0,000,000      0,000,000         10,000
    Shares issued for cash                      1,916,667          1,150        102,350          --             --          103,500

  Net loss for the period from June 3, 1999
  (inception) through December 31, 1999              --             --             --         (18,936)          --          (18,936)
                                              -----------    -----------    -----------   -----------    -----------    -----------
BALANCES December 31, 1999                     10,250,000          6,150        107,350       (18,936)          --           94,564

      Net loss for 2000                              --             --             --         (88,027)          --          (88,027)
                                              -----------    -----------    -----------   -----------    -----------    -----------
BALANCES December 31, 2000                     10,250,000          6,150        107,350      (106,963)          --            6,537

  Shares issued during the period
    Shares Issued for Nordic acquisition
     (Note K)                                     166,667            100         89,900          --             --           90,000

  Shares cancelled during the period
    Shares cancelled for license
    agreement revisions                        (7,916,667)        (4,750)         4,750          --             --             --

  5:1 forward stock split                             5:1           --             --            --             --             --

  Net Loss through December 31, 2001                 --             --             --        (181,335)          --         (181,335)
                                              -----------    -----------    -----------   -----------    -----------    -----------
BALANCES December 31, 2001                      2,500,000          1,500        202,000      (288,298)          --          (84,798)

  Issuance of common stock                        583,333            350         64,635          --             --           64,985

  Net Loss through December 30, 2002                 --             --             --         (10,534)          --          (10,534)
                                              -----------    -----------    -----------   -----------    -----------    -----------
BALANCES December 31, 2002                      3,083,334          1,850        266,635      (298,832)          --          (30,347)

  Shares issued during the period
    Shares issued for cash                      2,433,333          1,460        202,540          --             --          204,000
    Shares Issued for Superclick Networks,
      Inc. acquisition (Note J)                14,025,800          8,415      1,236,520          --             --        1,244,935

  6:1 reverse stock split                             1:6           --             --            --             --             --

  Foreign Currency Translation Adjustment            --             --             --            --           (7,476)        (7,476)

  Net Loss through October 31, 2003                  --             --             --         (89,542)          --          (89,542)
                                              -----------    -----------    -----------   -----------    -----------    -----------
BALANCES October 31, 2003                      19,542,467    $    11,725    $ 1,705,695   $  (388,374)   $    (7,476)   $ 1,321,570
                                              ===========    ===========    ===========   ===========    ===========    ===========

                                                                F-5



SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
For the Ten Months Ended October 31, 2003, Year Ended December 31, 2002 and
The Period June 3, 1999 (Date of Inception) to October 31, 2003
---------------------------------------------------------------------------------------------

                                              Ten Months                        June 3, 1999
                                                Ended           Year Ended      (Inception)to
                                              October 31,       December 31       October 31,
                                               ---------         ---------         ---------
                                                 2003              2002              2003
                                               ---------         ---------         ---------
Net (Loss)                                     $ (89,542)        $ (10,535)        $(388,374)

Other Comprehensive Income (Loss)

     Foreign Currency Translation Adjustment      (7,476)             --              (7,476)
                                               ---------         ---------         ---------

Net Comprehensive (Loss)                       $ (97,018)        $ (10,535)        $(395,850)
                                               =========         =========         =========

                                             F-6



SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Ten Months Ended October 31, 2003, Year Ended December 31, 2002 and
The Period June 3, 1999 (Date of Inception) to October 31, 2003
-----------------------------------------------------------------------------------------------------------------
                                                               Ten Months           Year            June 3, 1999
                                                                  Ended             Ended          (Inception) to
                                                               October 31,        December 31,       October 31,
                                                                ---------          ---------          ---------
                                                                  2003               2002               2003
                                                                ---------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                  $ (89,542)           (10,534)         $(388,374)
      Adjustments to reconcile net loss
         to net cash used by operating activities:
         Depreciation                                               1,834               --                2,596
         Amortization                                                --                  142              5,361
         License impairment agreement                                --                 --                4,639
         Abondonment of furniture and equipment                      --                 --                1,315
         and equipment                                               --                 --
         Loss on investment                                          --                 --               90,000
CHANGES IN CURRENT ASSETS AND CURRENT
      LIABILITIES: (Net of effect of acquisition)
      (Increase) decrease in current assets:
         Accounts receivable                                      129,155               --              129,155
         Other receivables                                        (11,897)              --              (11,897)
         Prepaid expenses                                            (804)              --                 (804)
         Inventory                                                 (1,029)              --               (1,029)
      Increase (decrease) in current current liabilities:
         Accounts payable and accrued expenses                    (91,323)           (25,649)           (59,600)
         Accrued Payroll                                          (10,267)              --              (10,267)
         Accrued other                                             16,353               --               16,353
                                                                ---------          ---------          ---------

         NET CASH USED FOR OPERATING ACTIVITIES                   (57,520)           (36,041)          (222,552)
                                                                ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash to acquire Superclick Networks, Inc.               (145,000)              --             (145,000)
         Acquisition of furniture and equipment                    (2,263)              --               (4,340)

                                                                ---------          ---------          ---------
         NET CASH USED FOR INVESTING ACTIVITIES                  (147,263)              --             (149,340)
                                                                ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Sale of common stock                                     204,000             64,985            372,485
         Proceeds from Note payable                                 3,076              3,076
         Related party loan                                       (30,780)              --
                                                                ---------          ---------          ---------

         NET CASH PROVIDED  BY FINANCING ACTIVITIES               207,076             34,205            375,561
                                                                ---------          ---------          ---------

      EFFECT OF EXCHANGE RATE CHANGES ON CASH                       9,082               --                9,082

NET INCREASE (DECREASE) IN CASH                                    11,375             (1,836)            12,751

CASH, beginning of period                                           1,376              3,212               --

CASH acquired                                                       6,572               --                6,572
                                                                ---------          ---------          ---------

CASH, end of period                                             $  19,323          $   1,376          $  19,323
                                                                =========          =========          =========

Other non-cash investing and financing activities:
      License agreement acquired by issue of common stock       $    --            $    --            $  10,000
      Nordic Racing Limited acquired by issue of common stock   $    --            $    --            $  90,000
      Forgiveness of related party loan                         $    --            $  38,864          $  38,864
      Interest paid                                             $     232          $    --            $     232
      Taxes paid                                                $    --            $    --            $    --

                                                        F-7

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Supplemental Schedule of Non-Cash Investing and Financing Activities
--------------------------------------------------------------------------------


The Company purchased all of the issued and outstanding stock of Superclick Networks, Inc. The fair value of the assets and liabilities acquired were as follows at October 8, 2003:

Cash                                                                $     6,572
Accounts receivable                                                     205,283
R&D tax credit receivable                                                71,833
Prepaid expenses                                                          8,106
Inventory                                                                21,720
Property and Equipment (net)                                             40,746
Intangible Assets, Net                                                      106
Excess of cost over net assets acquired                               1,354,606
                                                                    -----------
                                                                      1,708,972


Accounts payable and accrued expenses                                  (315,645)
Notes payable to shareholder                                            (19,844)
Note payable to Superclick,  Inc  (eliminated in
consolidation  at October 31, 2003)                                    (130,000)

Currency translation adjustment                                          16,452
                                                                    -----------

Acquisition expenses                                                $    15,000
Fair value of common stock issued                                   $ 1,244,935
                                                                    ===========

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

Superclick, Inc. (the Company) has been in the development stage since its incorporation under the laws of the state of Washington on June 3, 1999. The Company operates as a holding company for acquisitions of subsidiaries.

On October 6, 2003 the Company amended its articles of incorporation by changing the name of the Company to Superclick, Inc.

Pursuant to a share purchase agreement dated October 7, 2003, the Company acquired 100% of the issued and outstanding shares of Superclick Networks, Inc. from its shareholders. In consideration for acquiring all of the Superclick Networks, Inc. shares the Company has issued to its previous shareholders 14,025,800 shares of Superclick, Inc. Accordingly, Superclick Networks, Inc. became the Company's wholly-owned subsidiary as of October 8, 2003. The consolidated financial statements include the operations of Superclick Networks, Inc. from October 8, 2003 through October 31, 2003.

Prior to the acquisition, the Company consummated a one for six reverse stock split effective October 10, 2003.

The Company changed its year-end to October 31, 2003 to coincide with the year-end of its wholly-owned subsidiary, Superclick, Networks, Inc.

Superclick Networks, Inc. (hereinafter referred to as SNI) was organized on August 24, 2000, in Montreal, Quebec, Canada. SNI is in the business of providing and installing broadband high speed Internet connection equipment in hotels on a worldwide basis. SNI has developed a modem access solution that is compatible with any Internet ready computer and requires no special configuration or access numbers, using the existing wiring and allowing for monitoring for Internet usage.

Effective March 9, 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Exchange Agreement") with Damask International, Jonathan Iseson,
T. Todd Stabler, and Dr. and Mrs. Robert J. Harman. Damask International and Jonathan Iseson constituted the record and beneficial owners of forty percent (40%), or 67 ordinary shares, of the issued and outstanding shares of the capital stock of Nordic Racing Limited, a British corporation ("Nordic"). Pursuant to the terms of the Exchange Agreement, the Registrant sold and issued an aggregate of 166,666 shares of its common stock, 116,666 shares to Damask International, 25,000 shares to Jonathan Iseson, 16,666 shares to R. Todd Stabler, and 8,333 shares to Dr. and Mrs. Robert J. Harman.

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Organization (Continued)
------------------------

On October 11, 2002, the Company entered into a stock sale agreement to sell its share in Nordic Racing Ltd. The agreement called for the Company to sell its 40% interest in Nordic for $70,000. The sale was completed on October 29, 2002.

The Company's plan of business is committed to the commercialization activities of SNI's products, with an emphasis on market penetration and building product and brand awareness among targeted customers. However, to manage existing corporate overhead, the Company will continue to rely on cash advances from shareholders, as well as to seek additional debt or equity financing. The Company will also attempt to reduce its operating expenses. There can be no assurance that any such additional financing will be available on terms, in amounts, or at timing acceptable to the Company, if available at all.

Summary of Significant Accounting Principles
--------------------------------------------

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of Superclick, Inc. and its wholly-owned subsidiary, Superclick Networks, Inc. All material inter-company accounts and transactions have been eliminated.

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

Cash and cash equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable
-------------------

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Accounts Receivable (Continued)
-------------------------------

The Company evaluates receivables on a regular basis for potential reserve.

Inventories
-----------

Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out method or market. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.

Property and equipment
----------------------
Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Superclick Networks, Inc. depreciates its property and equipment on a declining balance method at the following rates as applied to net depreciable value:


          Furniture and fixtures:                     20%
          Computer equipment and software:            30%


Long-lived assets
-----------------

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Long-lived assets (Continued)
-----------------------------

recorded equal to the difference between the asset's carrying value and fair value. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

Revenue recognition policy
--------------------------

Revenue from the sale of Internet high speed connection equipment is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery and installation of the equipment to the customer.

Shipping and handling costs
---------------------------

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising
-----------

Superclick, Inc. and its wholly-owned subsidiary expense all advertising as incurred. The Company did not incur advertising epense and from the date of the acquisition through October 31, 2003, SNI did not incur advertsing expense.

Loss per common share
---------------------

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the "treasury stock" method and convertible securities using the "if-converted" method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss per share as the affect would be anti-dilutive.

Issuance of common stock
------------------------

The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered.

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Income taxes
------------

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company underwent a change of control for income tax purposes according to Section 381 of the Internal Revenue Code. The Company's utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules.

Intangible assets
-----------------

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                               October 31, 2003
                                               ----------------
                                 Gross                                 Net
                               Intangible        Accumulated        Intangible
                                 Assets          Amortization         Assets
                            --------------------------------------------------
Goodwill                       $1,339,606             $0            $1,339,606
Other intangibles                     500            500                     0
                            --------------------------------------------------
Total                          $1,340,106           $500            $1,339,606

The Company adopted SFAS 142 and does not record the amortization of goodwill, which is deemed to have an indefinite life. Under the new rules, the Company is not permitted to amortize intangible assets with indefinite lives; instead they will be subject to periodic tests for impairment.

SFAS 142 supercedes APB Opinion #17, Intangible Assets. In accordance with SFAS 142 the Company also performed an impairment test of goodwill and determined that no write-down of goodwill was necessary. Previous to the acquisition of Superclick Networks, Inc. on October 8, 2003, the Company has not had any goodwill.

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

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

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Impact of accounting standards (Continued)
------------------------------------------

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

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Concentrations of credit risk
-----------------------------

The Company performs ongoing credit evaluations of its customers. For the year ended October 31, 2003, three customers individually accounted for 39%, 22%, and 13% of accounts receivable.

In the year ended October 31, 2003, SNI's two largest customers accounted for 31% and 21% of sales. In the year ended October 31, 2002, SNI's four largest customers accounted for 24%, 22%, 18% and 15% of sales.

For the years ended October 31, 2003 and 2002, approximately 89% and 90%, respectively, of SNI's net sales were made to customers outside the United States.

SNI has been dependent of third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment. For the years ended October 31, 2003 and 2002, SNI's five largest suppliers accounted for 78% and 75% of product and service purchases, respectively. SNI is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments
----------------------------------------------------

The Company estimates that the fair value of all financial instruments at October 31, 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Foreign Currency Translation
----------------------------

The financial statements of the Canadian subsidiary is measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of the company is translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. The financial statements are presented in United States of America dollars.

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Research and development
------------------------

Expenses related to present and future products are expensed as incurred.

Note Payable
------------

The Company has obtained short-term working capital loans which are payable upon demand. No interest accrues on these short-term loans.

NOTE B - INVENTORIES
--------------------

Inventories consisted of the following:

            Work in process       $22,749

NOTE C - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consisted of the following:


                   Furniture and Fixtures              $36,442
                   Computer hardware                    41,032
                   Computer software                       798
                                                       -------
                                                       $78,272

                   Accumulated Depreciation             37,096
                                                       -------
                                                       $41,175
                                                       =======

NOTE D - NET OPERATING LOSS CARRY FORWARD
-----------------------------------------

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At October 31, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by $40,000 for the ten months ended October 31, 2003.

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE D - NET OPERATING LOSS CARRY FORWARD (Continued)
-----------------------------------------------------

                     United States Corporation Income Taxes

        Year of Loss                             Amount        Expiration Date
     -----------------                         --------       -----------------
      October 31, 2003                         $ 68,638        October 31, 2023
     December 31, 2002                           10,534       December 31, 2022
     December 31, 2001                          181,335       December 31, 2021
     December 31, 2000                           88,027       December 31, 2020
     December 31, 1999                           18,936       December 31, 2019
                                               --------
                                               $367,470
                                               ========

The expiration dates for U.S. net operating losses may be extendable under
Section 381 of the U.S. Internal Revenue Code.

                              Canadian Income Taxes

       Year of Loss                             Amount         Expiration Date
     ----------------                          --------       -----------------

     October 31, 2002                          $201,968        October 31, 2009
     October 31, 2001                            12,498        October 31, 2008
                                               --------
                                               $214,466
                                               ========

Superclick Networks, Inc. generated research and development tax credits for the years ended October 31, 2003 and 2002 of $66,445 and $105,657, respectively. The activities that generated these tax credits occurred primarily before the acquisition of SNI by the Company.

NOTE E - GOING CONCERN AND MANAGEMENT'S PLANS
---------------------------------------------

The Company will be required to conduct significant research, development and testing activities which, together with the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the next few quarters. Accordingly, there can be no assurance that the Company will continue as a going concern. The Company has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase operating revenues and/or raise additional equity capital sufficient to generate enough cash flow to finance operations in future periods. Management is currently in the process of seeking additional equity financing with potential investors. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE F - COMMON STOCK
---------------------

On October 10, 2003, the Company effected a 1-for-6 reverse stock split for all shareholders on record as of that date. All share and per share amounts shown in these financial statements reflect the reverse stock split for all periods presented.

In March of 2003, the Company commenced a limited private placement in an attempt to raise equity capital. the Company has received $30,000 in exchange for the issuance of 500,000 restricted shares of common stock.

In September of 2003, the Company commenced a private placement and received $174,000 in exchange of 1,933,333 shares of restricted Common Stock. Attached to each share of restricted Common Stock are two warrants giving the holder the right to purchase Common Stock; Warrant "A" has an exercise price of $0.18 and three year life, and Warrant "B" has an exercise price of $0.24 and three year life.

NOTE G - WARRANTS

At October 31, 2003 the Company has 3,866,667 share purchase warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

                 Exercise
    Number of   Price per      Expiration
    Warrants     Warrant          Date
    --------     -------          ----
   1,353,333   $     0.18        9/9/2006
     193,333   $     0.18       9/29/2006
     193,333   $     0.18      10/15/2006
     193,333   $     0.18      10/22/2006
   1,353,333   $     0.24        9/9/2006
     193,334   $     0.24       9/29/2006
     193,334   $     0.24      10/15/2006
     193,334   $     0.24      10/22/2006
   ---------
   3,866,667


NOTE H - RELATED PARTY TRANSACTION
----------------------------------

Mr. Pitcher, Chairman of the Company, provides consulting services to us pursuant in exchange for monthly compensation of $1,250 and related expenses.

During the year ended October 31, 2003, and prior to the acquisition, three shareholders of Superclick Networks, Inc. (SNI) converted preferred shares of SNI into debt and then cancelled the debt. SNI recognized a gain of $169,441 on

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE H - RELATED PARTY TRANSACTION (Continued)
----------------------------------------------

the loan forgiveness. In 2001 and 2002, the Company borrowed $34,863 from the previous Chief Executive Officer of the Company. In December 2002, the loan was forgiven and a gain was recognized for $38,864, including the loan of $34,863 and accrued interest of $4,001.

In April 2002, the company entered into an agreement with Andrada inc., dba Corvus Business Development Services ("Corvus"), a private consulting corporation owned by Gregory J. Martin, a previous interim Chief Executive Officer and Corporate Secretary, to provide management functions. The Company incurred certain legal and professional fees in connection with the Corvus agreement. These related expenses paid to Corvus amounted to $46,367 of which $10,100 was payable at October 31, 2003.

NOTE I - COMMITMENTS AND CONTINGENCIES
--------------------------------------

SNI currently leases office space on a month to month basis from a relative of a director and shareholder at $1,006 per month. SNI has also entered into non-cancelable operating lease for office equipment and computers at monthly payments of $228 (U.S.). Future lease payments under these operating lease are as follows:

                   Year Ended October 31,
                                 2004           $2,739
                                 2005            2,035
                                 2006              473
                                                ------
                                                $5,247
                                                ======

The Company did not incur rent expense for the years ended October 31, 2003 and 2002. SNI incurred no rent expense from the acquisition date through October 31, 2003.

NOTE J - ACQUISITION OF SUPERCLICK NETWORKS, INC.
-------------------------------------------------

In October 2003, the Company exchanged 14,025,800 shares its common stock for all of the issued and outstanding shares of Superclick Networks, Inc. (SNI). The results of Operations of SNI have been included in the accompanying consolidated financial statements since the date of acquisition, which was October 8, 2003. The total cost of the acquisition was approximately $1,259,935 which was based on the price range of shares issued by the Company for cash during the preceding two months before the acquisition as well as direct costs associated with the acquisition.

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE J - ACQUISITION OF SUPERCLICK NETWORKS, INC. (Continued)

The summarized assets and liabilities of the purchased company on October 8, 2003 were as follows:

          Cash                                                   $  6,572
          Other current assets                                    306,942
          Property and equipment (net)                             40,746
          Other non-current assets                                    106
                                                                 --------
                                                                 $354,366
                                                                 ========

          Current liabilities                                    (315,645)
          Long-term debt to shareholder                           (19,844)
          Note payable to parent (eliminated in
          consolidation)                                         (130,000)
          Currency translation adjustment                          16,452
                                                                 --------
                                                                 $(94,671)
                                                                 ========


The following summarized consolidated pro forma (unaudited) information assumes the acquisition occurred on November 1, 2002 and November 1, 2001:
                                                  2003             2002
                                               ---------        ---------
          Net Sales                             $652,336         $151,744
                                               =========        =========
          Net Income (loss) from
          operations                           ($311,666)       ($163,773)
                                               =========        =========

          Other income (expense)                $208,305             --
                                               =========        =========

          Net Income (loss)                    ($103,361)       ($163,773)
                                               =========        =========
          Earnings (loss) per share:
          Basic and diluted                      ($0.005)         ($0.010)
                                               =========        =========


Other income of $208,305 represents the forgiveness of loans by certain related parties.

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE J - ACQUISITION OF SUPERCLICK NETWORKS, INC. (Continued)
-------------------------------------------------------------

The separate financial statements of SNI, in U.S. dollars, are as follows:

                                                             October 31,
                                                            ------------
                                                       2003             2002
                                                     ---------        ---------
Cash                                                 $  15,656        $  14,843
Accounts receivable                                     76,128           19,460
R&D tax credits receivable                              83,730          113,740
Inventories                                             22,749           25,153
Prepaid expenses                                         6,454            8,793
                                                     ---------        ---------

Total current assets                                 $ 204,717        $ 181,989

Property and equipment (net)                            41,175           42,998
Intangible asset (net)                                       0           13,993

                                                     ---------        ---------
Total assets                                         $ 245,892        $ 238,980
                                                     =========        =========

Accounts payable                                     $ 167,357        $  92,301
Accrued payroll                                         55,637            2,567
Accrued other                                            8,029            3,031

Notes payable                                           22,920           32,039

Total Liabilities                                    $ 253,943        $ 129,938
                                                     ---------        ---------

Common stock                                           213,891          383,332

Currency translation adjustment                         (7,476)          (4,643)

Retained earnings (deficit)                           (214,466)        (269,646)
                                                     ---------        ---------

Total equity                                         $  (8,051)       $ 109,043

                                                     ---------        ---------
Total liabilities and equity                         $ 245,892        $ 238,980
                                                     =========        =========

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE J - ACQUISITION OF SUPERCLICK NETWORKS, INC. (Continued)
-------------------------------------------------------------

   Statements of Income and retained earnings for the years ended October 31:

                                                         2003           2002
                                                       ---------      ---------
Revenue:
     Sales                                             $ 652,336      $  96,483

Cost and Expenses:
     Cost of sales                                       478,763         72,683
     General and administrative expense                  355,953        165,892
     Research and development                             89,449        136,380
     Depreciation and amortization                        27,414         26,252
     Interest                                             11,462          2,900
                                                       ---------      ---------

     Total costs and expenses                            963,041        404,107

Income (loss) from operations                           (310,706)      (307,624)

Other income (expense)
     Gain (loss) on cancellation of debt                 299,441              0
                                                       ---------      ---------

Earnings (loss) before income taxes                      (11,265)      (307,624)

     Provision (Benefit) for income taxes                (66,445)      (105,656)
                                                       ---------      ---------

          Net earnings (loss)                             55,181       (201,968)

Retained Earnings, beginning of year                    (269,646)       (67,678)

                                                       ---------      ---------
Retained Earnings, end of year                          (214,466)      (269,646)
                                                       =========      =========

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE J - ACQUISITION OF SUPERCLICK NETWORKS, INC. (Continued)
-------------------------------------------------------------

            Statements of cash flows for the years ended October 31:

                                                            2003         2002
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net gain (loss)                                        55,181     (201,968)
     Adjustments to reconcile net loss
     to net cash used by operating activities:

     Depreciation and amortization                          27,414       26,252

     Loan forgiveness                                     (299,441)        --

CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES

(Increase) decrease in current assets:

     Accounts receivable                                   (48,624)      48,684

     R&D tax credits receivable                             46,451     (112,783)

     Prepaid expenses                                        3,608       (8,719)

     Inventory                                               6,399      (14,604)
Increase (decrease) in current liabilities:

 Accounts payable and accrued expenses                     126,499       31,981

NET CASH USED FOR OPERATING ACTIVITIES                     (82,513)    (231,156)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of furniture and equipment                 (3,426)     (10,696)
                                                          --------     --------
NET CASH USED FOR INVESTING ACTIVITIES
                                                            (3,426)     (10,696)
                                                          --------     --------

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE J - ACQUISITION OF SUPERCLICK NETWORKS, INC. (Continued)
-------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sale of common stock                                       0       383,332

     Related party loan                                    97,273      (168,940)

NET CASH PROVIDED  BY FINANCING ACTIVITIES                 97,273       214,392
                                                         --------      --------
     Effect of exchange rate changes on cash
                                                          (10,521)       32,135

NET INCREASE (DECREASE) IN CASH                               813         4,675

CASH, beginning of period                                  14,843        10,168
                                                         --------      --------
CASH, end of period                                        16,656
                                                                         14,843
                                                         ========      ========

NOTE K -  NORDIC RACING LIMITED INVESTMENT
------------------------------------------

On March 9, 2001, the Company issued 166,667 shares of common stock in exchange for the purchase of forty percent (40%) of Nordic Racing Limited. At the time of the acquisition, there was no independent appraisal or valuation of Nordic Racing Limited. The purchase price was based on valuing the Company's stock at $.09 per share which represented the lower range of stock trades for Grand Prix Sports, Inc. stock during the twelve months after the acquisition.

The investment with Nordic Racing Limited had been reported using the Equity Method of Accounting. The summarized assets and liabilities of Nordic Racing Limited at December 31, 2001, in U.S. dollars are as follows:

                                   2001
                                 --------
Cash                               $6,703
Property & equipment, net         295,021
Notes receivable                   71,154
                                 --------
Total                             372,878
                                 ========

Current liabilities              $872,206
Other liabilities                 490,653
Net worth                        (989,981)
                                 --------
Total                             372,878
                                 ========

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE K -  NORDIC RACING LIMITED INVESTMENT (Continued)
------------------------------------------------------

The summarized profit and loss statement of Nordic Racing Limited at December 31, 2001, in U.S. dollars are as follows:

                                     2001
                                  ----------
Revenue                           $1,455,544
Cost of sales                      1,489,710
Operating expenses                   543,194
                                  ----------
Loss from operations               (577,350)
Other income (expense)              (77,781)
Provision for taxes                        0
                                  ----------
Net loss                           (655,141)
                                  ==========

On October 11, 2002, the Company entered into a stock sale agreement to sell its share in Nordic Racing Ltd. The agreement called for the Company to sell its 40% interest in Nordic for $70,000. The sale was completed on October 29, 2002.

NOTE L - SUBSEQUENT EVENTS (Unaudited)
--------------------------------------

In November and December 2003, 1,740,000 "A" share purchase warrants were exercised at $.18 per share, resulting in $313,200 in additional equity financing and the issuance of 1,740,000 restricted common shares. Also in November 2003, the Company received $17,400 in exchange 193,333 of additional restricted common shares.

On December 31, 2003, The Company appointed Jacobo Melcer and Steve Montague to serve as members of the Company's Board of Directors, effective immediately.

On December 31, 2003, the Board of Directors of the Company adopted the 2004 Superclick, Inc. Non-Employee Director's Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of Options, Restricted Stock, and/or Deferred Stock to an Awardee. The total number of shares of Common Stock which may be awarded under the Plan is 1,500,000. If any shares subject to any award granted hereunder are forfeited or such award otherwise terminates without the issuance of such shares or of other consideration in lieu of such shares, the shares subject to such award, to the extent of such termination or forfeiture, shall again be available for grant under the Stock Incentive Plan during the term of the Plan. An annual aggregate limit of 300,000 shares (including Options, Restricted Stock, and Deferred Stock) is set for any individual Director.

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN MONTHS ENDED OCTOBER 31, 2003 AND
THE YEAR ENDED DECEMBER 31, 2002
--------------------------------

NOTE L - SUBSEQUENT EVENTS (Unaudited) (Continued)
--------------------------------------------------

The Stock Incentive Plan shall have a duration of ten years commencing on January 1, 2004. Awardees are defined as director to whom an award is made. An eligible director is any person who on the date of grant is a member of the Board of Directors of the Company and is not an employee of the Company or of any Subsidiary. Stock Options are non-qualified right-to-buy Options for the purchase of Common Stock of the Company. The term of each Option shall be ten years from the Date of Grant. The Option Price shall be the Fair Market Value of Superclick, Inc. Common Stock on the date the Option is granted. Under no circumstances shall any Option vest in less than one year from the date of grant. Shares purchased upon exercise of an Option must be paid for in full at the time of exercise either in cash or with currently owned shares. Neither the Committee on Directors and Governance nor the Board of Directors may reprice any Option that is "underwater." Restricted Stock is Common Stock of the Company restricted as to sale in such fashion as the Committee on Directors and Governance shall determine. Prior to the lifting of the restrictions, the Awardee will be entitled to receive dividends from and to vote the shares of Restricted Stock.