Form 10QSB
period 2004-01-31
SUPERCLICK INC
filed 2004-03-19
CIK 1104891

Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Quarterly Period Ended January 31, 2004.

( ) Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Transition Period From               To
                                    --------------  -----------------

                        Commission File Number 333-31238


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

                                 Yes (x) No ( )

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of January 31, 2004 was 21,475,897.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


                                     Part I


Item 1.   Financial Statements

Consolidated Balance Sheet as of January 31, 2004 (Unaudited)......          3

Consolidated Statements of Operations and
   accumulated deficit for the three months ended
   January 31, 2004 and 2003, and for the Period
   June 3, 1999(Date of inception) to
   January 31, 2004 (unaudited) ...................................          4

Consolidated Statements of Stockholders Equity for the
   three months ended January 31, 2004 and for the period
   June 3,1999 (Date of inception) to January 31, 2004 (unaudited).          5

Consolidated Statements of Comprehensive Income (Loss)
  For the Three Months Ended January 31, 2004 and 2003, and
  The Period June 3, 1999 (Date of Inception)
  to January 31, 2004 (unaudited)..................................          6

Consolidated Statements of Cash Flows for the
   three months ended January 31, 2004 and 2003, and for the
   period June 3, 1999 (Date of inception)
   to January 31, 2004 (unaudited).................................          7

Supplemental Schedule of Non-Cash Investing and Financing
 Activities........................................................          8

Notes To Financial Statements (Unaudited) .........................          9

Item 2.   Management's Discussion and Analysis ....................         23

Item 3.   Controls and Procedures..................................         25

                           Part II - Other Information


Item 4.   Exhibits and Reports on Form 8-K ........................         26

Item 5.   Signatures ................................................       26

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet
January 31, 2004
--------------------------------------------------------------------------------



                                                                     January 31,
                                                                    -----------
ASSETS                                                                  2004
------                                                              -----------
CURRENT ASSETS                                                      (Unaudited)
--------------                                                      -----------

        Cash                                                        $    49,808
        Accounts receivable                                             286,383
        R&D Tax credits receivable                                       80,047
        Prepaid expenses                                                  1,208
        Inventory, net of reserve of $18,824                             20,654
                                                                    -----------
               TOTAL CURRENT ASSETS                                     438,100


Fixed assets (Note C)
        Cost                                                             80,721
        Accumulated Depreciation                                        (42,083)
                                                                    -----------
        Net                                                              38,638

Goodwill (Note J)                                                     1,354,606

               TOTAL ASSETS                                         $ 1,831,344
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
-------------------
        Accounts payable and accrued expenses :
               Accounts payable                                         227,845
               Accrued payroll                                           24,960
               Accrued other                                             32,213
                                                                    -----------
               TOTAL CURRENT LIABILITIES                                285,018

COMMITMENT (Note I)

STOCKHOLDERS' EQUITY (Note F)
-----------------------------
               Preferred stock, par value $.0001; 20,000,000
               shares authorized; 0 issued and outstanding                 --

               Common stock, par value $.0006, 121,000,000 shares
                authorized; issued and outstanding 21,475,897 at
                January 31,2004                                          12,885

              Additional paid-in capital                              2,052,535
              Deficit accumulated during the development stage         (501,024)
               Accumulated other comprehensive (loss)
                    (Cumulative translation adjustment)                 (18,070)
                                                                    -----------

               TOTAL STOCKHOLDERS' EQUITY                             1,546,327
                                                                    -----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,831,344
                                                                    ===========



SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Unaudited Consolidated Statements of Operations
For the Three Months Ended January 31, 2004 and 2003, and
The Period June 3, 1999 (Date of Inception) to January 31, 2004
----------------------------------------------------------------------------------------------



                                                  Three Months    Three Months    June 3, 1999
                                                     Ended          Ended        (Inception)to
                                                   January 31,    January 31,      January 31,
                                                      2004            2003           2004
                                                  ------------    ------------    ------------
Revenue
-------
     Net Sales                                    $    291,422    $       --      $    294,114

     Cost of goods sold                                168,574            --           171,597
                                                  ------------    ------------    ------------
     Gross Profit                                      122,848            --           122,517

Cost and Expenses
-----------------
     Loss on equity method investment                     --              --            90,000
     Bank charges                                        3,614              30           4,587
     Communication                                      10,337            --            22,573
     Consulting fees                                     5,866            --            24,567
     Meals and entertainment                             3,882            --            39,581
     Depreciation and amortization                       5,249              40          13,206
     Marketing and promotion                             5,201            --            36,230
     Office                                             18,137             840          25,259
     Professional fees                                  64,045          11,790         278,354
     Investor relations                                  1,753             444          30,482
     Loss due to license revisions                        --              --             4,639
     Write down of furniture and
       equipment                                          --              --             1,315
     Salary and wages                                   94,450            --           126,670
     Travel                                             22,598            --            53,858
     Taxes                                                --              --               800
     Research and development                             --              --           (14,315)
     Interest expense (related party)                      365             875           4,598
                                                  ------------    ------------    ------------

     Total Expenses                                    235,498          14,018         742,405
                                                  ------------    ------------    ------------

Loss from Operations                                  (112,650)        (14,018)       (619,888)

Gain on sale of investment                                --              --            80,000
Gain on forgiveness of debt                               --            38,864          38,864
                                                  ------------    ------------    ------------
     Total Other Income                                   --            38,864         118,864

      Net Earnings (Loss)                         $   (112,650)   $     24,846    $   (501,024)
                                                  ============    ============    ============

     Net (Loss) per common share
     Basic and diluted                            $     (0.005)   $      0.008
                                                  ============    ============

     Weighted average common shares outstanding
     Basic and diluted                              20,747,646       3,055,556

                                               4



SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholder's Deficit
For the Three Months Ended January 31, 2004, Years Ended December 31, 2000, 2001, 2002, and Ten Months Ended October, 31, 2003,
and The Period June 3, 1999 (Date of Inception) to January 31, 2004
---------------------------------------------------------------------------------------------------------------------------------



                                                                                            Deficit      Accumulated
                                                     Common Stock                         Accumulated       Other
                                              --------------------------     Additional   during the       Compre-         Total
                                               Number of                      Paid-in     Development      hensive     Stockholders'
                                                 Shares        Amount         Capital        Stage         Income         Equity
                                              -----------    -----------    -----------   -----------    -----------    -----------
BALANCES June 3, 1999                                --      $      --      $      --     $      --      $      --      $      --

   Shares issued during the period
     Shares issued to acquire license
     (Note B)                                   8,333,333          5,000          5,000          --             --           10,000
     Shares issued for cash                     1,916,667          1,150        102,350          --             --          103,500

   Net loss for the period from June 3, 1999
   (inception) through December 31, 1999             --             --             --         (18,936)          --          (18,936)
                                              -----------    -----------    -----------   -----------    -----------    -----------
BALANCES December 31, 1999                     10,250,000          6,150        107,350       (18,936)          --           94,564

   Net loss for 2000                                 --             --             --         (88,027)          --          (88,027)
                                              -----------    -----------    -----------   -----------    -----------    -----------
BALANCES December 31, 2000                     10,250,000          6,150        107,350      (106,963)          --            6,537

   Shares issued during the period
     Shares Issued for Nordic acquisition
     (Note K)                                     166,667            100         89,900          --             --           90,000

   Shares cancelled during the period
     Shares cancelled for license
     agreement revisions                       (7,916,667)        (4,750)         4,750          --             --             --

   5:1 forward stock split                            5:1           --             --            --             --             --

   Net Loss through December 31, 2001                --             --             --        (181,335)          --         (181,335)
                                              -----------    -----------    -----------   -----------    -----------    -----------
BALANCES December 31, 2001                      2,500,000          1,500        202,000      (288,298)          --          (84,798)

   Issuance of common stock                       583,333            350         64,635          --             --           64,985
   Net Loss through December 30, 2002                --             --             --         (10,534)          --          (10,534)
                                              -----------    -----------    -----------   -----------    -----------    -----------
BALANCES December 31, 2002                      3,083,334          1,850        266,635      (298,832)          --          (30,347)

   Shares issued during the period
     Shares issued for cash                     2,433,333          1,460        202,540          --             --          204,000
   Shares Issued for Superclick Networks,
     Inc. acquisition (Note J)                 14,025,800          8,415      1,236,520          --             --        1,244,935

   6:1 reverse stock split                            1:6           --             --            --             --             --

   Foreign Currency Translation Adjustment           --             --             --            --           (7,476)        (7,476)

   Net Loss through October 31, 2003                 --             --             --         (89,542)          --          (89,542)
                                              -----------    -----------    -----------   -----------    -----------    -----------
BALANCES October 31, 2003                      19,542,467    $    11,725    $ 1,705,695   $  (388,374)   $    (7,476)   $ 1,321,570

   Shares issued during the period
     Shares issued for cash                     1,933,330          1,160        346,840          --             --          347,999

   Foreign Currency Translation Adjustment           --             --             --            --          (10,594)       (10,594)

   Net Loss through January 31, 2004                 --             --             --        (112,650)          --         (112,650)
                                              -----------    -----------    -----------   -----------    -----------    -----------
BALANCES January 31, 2004                      21,475,797    $    12,885    $ 2,052,535   $  (501,024)   $   (18,070)   $ 1,546,326
                                              ===========    ===========    ===========   ===========    ===========    ===========

                                                                 5



SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Unaudited Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended January 31, 2004, and 2003, and
The Period June 3, 1999 (Date of Inception) to January 31, 2004
----------------------------------------------------------------------------------------------



                                             Three Months      Three Months       June 3,1999
                                             ------------      ------------       -----------
                                                Ended             Ended         (Inception) to
                                              January 31,       January 31,       January 31,
                                              -----------       -----------       -----------
                                                 2004              2003              2004
                                               ---------         ---------         ---------
Net Gain/(Loss)                                $(112,650)        $  24,846         $(501,024)

Other Comprehensive Income (Loss)                   --                --                --

     Foreign Currency Translation Adjustment     (10,594)             --             (18,070)
                                               ---------         ---------         ---------

Net Comprehensive (Loss)                       $(123,244)        $  24,846         $(519,094)
                                               =========         =========         =========





SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended January 31, 2004 and 2003, and
The Period June 3, 1999 (Date of Inception) to January 31, 2004
---------------------------------------------------------------------------------------------------------------



                                                               Three Months     Three Months      June 3,1999
                                                                   Ended           Ended         (Inception) to
                                                                January 31,     January 31,        January 31,
                                                                 ---------       ---------          ---------
                                                                   2004            2003                2004


CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                  $(112,650)      $  24,846         $(501,024)
       Adjustments to reconcile net loss
          to net cash used by operating activities:
           Depreciation                                              5,250            --               7,846
           Amortization                                               --                40             5,361
           License impairment agreement                               --              --               4,639
           Abondonment of furniture and equipment                     --              --               1,315
           Loss on investment                                         --              --              90,000

CHANGES IN CURRENT ASSETS AND CURRENT
       LIABILITIES: (Net of effect of acquisition)
       (Increase) decrease in current assets:
           Accounts receivable                                    (213,773)           --             (84,618)
           Other receivables                                         3,309            --              (8,588)
           Prepaid expenses                                          7,747            --               6,943
           Inventory                                                 2,010            --                 981
       Increase (decrease) in current current liabilities:
           Accounts payable and accrued expenses                    30,761           1,256           (28,839)
           Accrued Payroll                                         (30,848)           --             (41,115)
           Accrued other                                            24,585            --              40,938
                                                                 ---------       ---------         ---------
           NET CASH USED FOR OPERATING ACTIVITIES                 (283,611)         26,142          (506,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
           Cash to acquire Superclick Networks, Inc.                  --              --            (145,000)
           Acquisition of furniture and equipment                   (2,887)           --              (7,227)
                                                                 ---------       ---------         ---------
           NET CASH USED FOR INVESTING ACTIVITIES                   (2,887)           --            (152,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
           Sale of common stock                                    348,000           5,000           720,485
           Repayment of Note payable                               (23,143)           --                --
           Related party loan                                         --           (30,780)           (6,762)
                                                                 ---------       ---------         ---------
           NET CASH PROVIDED  BY FINANCING ACTIVITIES              324,857         (25,780)          713,723

       EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (7,874)           --             (12,098)

NET INCREASE (DECREASE) IN CASH                                     30,485             362            43,235

CASH, beginning of period                                           19,323             765              --

CASH acquired                                                         --              --               6,572
                                                                 ---------       ---------         ---------
CASH, end of period                                              $  49,808       $   1,126         $  49,808
                                                                 =========       =========         =========
Other non-cash investing and financing activities:
       License agreement acquired by issue of common stock       $    --         $    --           $  10,000
       Nordic Racing Limited acquired by issue of common stock   $    --         $    --           $  90,000
       Forgiveness of related party loan                         $    --         $    --           $  38,864
       Interest paid                                             $     365       $    --           $     597
       Taxes paid                                                $    --         $    --           $    --

                                                       7

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
                                                                    ===========

                                Superclick, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                   For The Three Months Ended January 31, 2004

Note A-Organization And Summary Of Significant Accounting Policies

Basis of Presentation
---------------------

The unaudited financial statements of Superclick, Inc. (the "Company"), As of January 31, 2004 and for the three month periods ended January 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the ten months ended October 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization
------------

Superclick, Inc. has been in the development stage since its incorporation under the laws of the state of Washington on June 3, 1999. The Company operates as a holding company for acquisitions of Internet and communications services related businesses.

On October 6, 2003 the Company amended its articles of incorporation, changing the name of the Company to Superclick, Inc. from Grand Prix Sports, Inc.

Pursuant to a share purchase agreement dated October 7, 2003, the Company acquired 100% of the issued and outstanding shares of Superclick Networks, Inc. ("SNI") from its shareholders. In consideration for acquiring all of the SNI shares the Company has issued to its previous shareholders 14,025,800 shares of Superclick, Inc. Accordingly, SNI became the Company's wholly-owned subsidiary as of October 8, 2003. The consolidated financial statements include the operations of SNI from October 8, 2003 through January 31, 2004.

In coordination with the acquisition, the Company consummated a one for six reverse stock split effective October 10, 2003. All share and per share amounts shown in these financial statements retroactively reflect the reverse stock split for all periods presented.

On October 10, 2003, the Company changed its year-end to October 31 to coincide with the year-end of its wholly-owned subsidiary, SNI..

SNI was organized on August 24, 2000, in Montreal, Quebec, Canada. SNI is in the business of developing, marketing and selling high-speed, low-speed, wired and wireless Internet access solutions to the hospitality, multiple tenant unit and education markets on a worldwide basis. SNI has developed a proprietary modem access solution that is compatible with any Internet ready computer and requires no special configuration or access numbers, using the existing wiring and allowing for monitoring for Internet usage.

The Company's plan of business is committed to the commercialization activities of SNI's products, with an emphasis on building product and brand awareness among targeted customers. However, in order to expand its customer base and to manage financial requirements operationally and administratively, the Company will continue to seek additional debt or equity financing. The Company will also attempt to reduce its operating expenses relative to cash inflow from operating activities.

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

Accounting estimates
--------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Superclick Networks, Inc. depreciates its property and equipment on a declining balance method, switching to straight line, at the following rates as applied to net depreciable value:

     Furniture and fixtures:                     20%
     Computer equipment and software:            30%

Long-lived assets
-----------------

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may not be recovered. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Revenue recognition policy
--------------------------

Revenue from the sale of Internet high speed connection equipment is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery and installation of the equipment to the customer. The Company recognizes revenue in accordance with SEC Accounting Bulletin 101.

Shipping and handling costs
---------------------------

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising
-----------

Superclick, Inc. and its wholly-owned subsidiary expense all advertising as incurred. The Company has not incurred any advertising expense from the date of the acquisition through October 31, 2003. During the three months ended January 31, 2004, the Company incurred expenses of $305 for advertising.

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

Income taxes
------------

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company underwent a change of control for income tax purposes on October 8, 2003 according to Section 381 of the Internal Revenue Code. The Company's utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules.

Intangible assets
-----------------

A summary of the treatment of intangible assets of the corporation is summarized as follows:


                                         January 31, 2004
                                         ----------------

                          Gross                                      Net
                        Intangible           Accumulated          Intangible
                          Assets             Amortization           Assets
                          ------             ------------           ------

Goodwill                $1,354,606              $  0              $1,354,606
Other intangibles              500               500                       0
Total                   $1,355,106              $500              $1,354,606


The Company adopted SFAS 142 and does not record the amortization of goodwill, which is deemed to have an indefinite life. The Company no longer amortizes intangible assets with indefinite lives. Instead they are subject to annual tests for impairment.

SFAS 142 supercedes APB Opinion #17, Intangible Assets. In accordance with SFAS 142 the Company will perform an impairment test of goodwill at the fiscal year-end. Previous to the acquisition of SNI on October 8, 2003, the Company had no goodwill.

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

In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company adopted the provisions of SFAS 146 on January 1, 2003. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure requirements were effective for interim periods beginning after December 15, 2002. The Company does not expect that the adoption of SFAS 148 will have a material effect on its financial position or results of operations.

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

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of it, which was effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003. The Company is in the process of assessing the effect of SFAS 150 and does not expect the implementation of the pronouncement to have a material effect on its financial condition or results of operations.

On December 23, 2003, the FASB issued FASB Statement No. 132-Revised 2003 ("SFAS 132R"), Employers' Disclosures about Pensions and Other Postretirement Benefits. This standard increases the existing GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS 132R also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company does not expect the implementaion of the pronouncement to have a material effect on its financial condition or results of operations.

Concentrations of credit risk
-----------------------------

The Company performs ongoing credit evaluations of its customers. For the three months ended January 31, 2004, two customers individually accounted for 29%, and 20%, respectively, of accounts receivable.

For the three months ended January 31, 2004, approximately 98% of SNI's net sales were made to customers outside the United States.

SNI has been dependent of third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment. For the three months ended January 31, 2004, SNI's five largest suppliers accounted for 71% of product and service purchases, respectively. SNI is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments
----------------------------------------------------

The Company estimates that the fair value of all financial instruments at January 31, 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Foreign Currency Translation
----------------------------

The financial statements of the Canadian subsidiary are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of the company are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. The financial statements are presented in United States of America dollars.

Research and development
------------------------

Expenses related to present and future products are expensed as incurred.


NOTE B - INVENTORIES
--------------------

Inventories consisted of the following:

     Work in process   $20,654

NOTE C - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consisted of the following:

          Furniture and Fixtures
                                                         $36,257
          Computer hardware                               43,669
          Computer software                                  794
                                                         -------
                                                         $80,721

          Accumulated Depreciation                        42,083
                                                         -------
                                                         $38,638
                                                         =======

NOTE D - NET OPERATING LOSS CARRY FORWARD
-----------------------------------------

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At October 31, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by $30,000 for the three months ended January 31, 2004.

                     United States Corporation Income Taxes
                     --------------------------------------

      Year of Loss                     Amount            Expiration Date
      ------------                     ------            ---------------
     Quarter ending                  $ 74,464            January 31, 2024
    January 31, 2004

    October 31, 2003                 $ 68,638            October 31, 2023

   December 31, 2002                   10,534           December 31, 2022

   December 31, 2001                  181,335           December 31, 2021

   December 31, 2000                   88,027           December 31, 2020

   December 31, 1999                   18,936           December 31, 2019
                                     $441,934
                                     ========

The expiration dates for U.S. net operating losses may be extendable under
Section 381 of the U.S. Internal Revenue Code. After a reorganization or other change in corporate ownership, the use of certain carryforwards may be limited or prohibited. After an ownership change, the amount of income that a corporation may offset each year by preacquisition NOL carryforwards is generally limited to an amount determined by multiplying the value of the equity of the corporation just prior to the ownership change by the federal long-term tax-exempt rate in effect on the date of the change. Any unused limitation may be carried forward and added to the next year's limitation. The annual limitaion is approximately $44,000.

                              Canadian Income Taxes
                              ---------------------

      Year of Loss                    Amount             Expiration Date
      ------------                    ------             ---------------
   Quarter ending
  January 31, 2004                   $ 38,186            October 31, 2010

  October 31, 2002                   $201,968            October 31, 2009

  October 31, 2001                     12,498            October 31, 2008
                                     $252,632
                                     ========

SNI generated Canadian research and development tax credits for the years ended October 31, 2003 and 2002 of $66,445 and $105,657, respectively. The activities that generated these tax credits occurred primarily before the acquisition of SNI by the Company.

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

NOTE F - COMMON STOCK
---------------------

On October 10, 2003, the Company effected a 1-for-6 reverse stock split for all shareholders on record as of that date. All share and per share amounts shown in these financial statements retroactively reflect the reverse stock split for all periods presented.

In March of 2003, the Company commenced a limited private placement in an attempt to raise equity capital. The Company has received $30,000 in exchange for the issuance of 500,000 restricted shares of common stock.

In September of 2003, the Company commenced a private placement and received $174,000 in exchange of 1,933,333 shares of restricted Common Stock. Attached to each share of restricted Common Stock are two warrants giving the holder the right to purchase Common Stock; Warrant "A" has an exercise price of $0.18 and three year life, and Warrant "B" has an exercise price of $0.24 and three year life. Each warrant has one-for-one rights to purchase one share of Common Stock.

During the quarter ended January 31, 2004, 1,933,333 all the series "A" Warrants were exercised at $.18 per share, resulting in $348,000 net proceeds to the Company and the issuance of 1,933,333 restricted common shares.

NOTE G - WARRANTS
-----------------

At January 31, 2004 the Company has 1,933,335 share purchase warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

                   Exercise
 Number of         Price per            Expiration
 Warrants           Warrant                Date
 --------          --------                ----
 1,353,333        $     0.24            09/09/2006
   193,334        $     0.24            09/29/2006
   193,334        $     0.24            10/15/2006
   193,334        $     0.24            10/22/2006
 ---------
 1,933,335

NOTE H - RELATED PARTY TRANSACTION
----------------------------------

Mr. Pitcher, Chairman of the Company, provides consulting services in exchange for monthly compensation of $1,250 and related expenses. SNI rents office space from a relative of a director. (see Note I).

NOTE I - COMMITMENTS AND CONTINGENCIES
--------------------------------------

SNI currently leases office space on a month to month basis from a relative of a director and shareholder at (C$1,450) $1,006 per month. SNI has also entered into non-cancelable operating lease for office equipment and computers at monthly payments of (C$346) $228 . Future lease payments under this operating lease are as follows:

                      Year Ended October 31,
                              2004              $2,739
                              2005               2,035
                              2006                 473
                                                $5,247

The Company did not incur rent expense for the three months ended January 31, 2004 and 2003. SNI incurred $4,350 in rent expense during the quarter ended January 31, 2004.

NOTE J - ACQUISITION OF SUPERCLICK NETWORKS, INC.
-------------------------------------------------

In October 2003, the Company exchanged 14,025,800 shares its common stock for all of the issued and outstanding shares of Superclick Networks, Inc. (SNI). The results of Operations of SNI have been included in the accompanying consolidated financial statements since the date of acquisition, which was October 8, 2003. The total cost of the acquisition was approximately $1,244,935 which was based on the price range of shares issued by the Company for cash during the preceding two months before the acquisition.

The summarized assets and liabilities of the purchased company on October 8, 2003 were as follows:


          Cash                                                         $  6,572
          Other current assets                                          306,942
          Property and equipment (net)                                   40,746
          Other noncurrent assets                                           106
                                                                       $354,366
                                                                       ========

          Current liabilities                                          (315,645)
          Longterm debt to shareholder                                  (19,844)
          Note payable to parent (eliminated in
          consolidation at October 31, 2003)                           (130,000)
          Currency translation adjustment                                16,452
                                                                       $(94,671)
                                                                       ========

The following summarized consolidated pro forma (unaudited) information assumes the acquisition occurred on November 1, 2002 and November 1, 2001:
                                                     2003                  2002
                                                  --------             --------
          Net Sales                               $652,336             $151,744
                                                  ========             ========
          Net Income (loss) from
          operations                             ($311,666)           ($163,773)
                                                  ========             ========

Other income (expense)                            $208,305                 --
                                                  ========             ========

Net Income (loss)                                ($103,361)           ($163,773)
                                                  ========             ========

Earnings (loss) per share:
Basic and diluted                                ($  0.005)           ($  0.010)
                                                  ========             ========

Other income of $208,305 represents the forgiveness of loans by certain related parties.

The separate financial statements of SNI, in U.S. dollars, are as follows:

                                                             October 31,
                                                             -----------
                                                        2003             2002
                                                     ---------        ---------
Cash                                                 $  15,656        $  14,843
Accounts receivable                                     76,128           19,460
R&D tax credits receivable                              83,730          113,740
Inventories                                             22,749           25,153
Prepaid expenses                                         6,454            8,793

Total current assets                                 $ 204,717        $ 181,989

Property and equipment (net)                            41,175           42,998
Intangible asset (net)                                       0           13,993

Total assets                                         $ 245,892        $ 238,980
                                                     =========        =========

Accounts payable                                     $ 167,357        $  92,301
Accrued payroll                                         55,637            2,567
Accrued other                                            8,029            3,031

Notes payable                                           22,920           32,039

Total Liabilities                                    $ 253,943        $ 129,938

Common stock                                           213,891          383,332

Currency translation adjustment                         (7,476)          (4,643)

Retained earnings (deficit)                           (214,466)        (269,646)

Total equity                                         $  (8,051)       $ 109,043

Total liabilities and equity                         $ 245,892        $ 238,980
                                                     =========        =========

Statements of Income and retained earnings for the years ended October 31:

                                                         2003           2002
                                                       ---------      ---------
Revenue:
     Sales                                             $ 652,336      $  96,483

Cost and Expenses:
     Cost of sales                                       478,763         72,683
     General and administrative expense                  355,953        165,892
     Research and development                             89,449        136,380
     Depreciation and amortization                        27,414         26,252
     Interest                                             11,462          2,900
                                                       ---------      ---------

     Total costs and expenses                            963,041        404,107

Income (loss) from operations                           (310,706)      (307,624)

Other income(expense)
     Gain (loss) on cancellation of debt                 299,441              0
                                                       ---------      ---------

Earnings (loss) before income taxes                      (11,265)      (307,624)

     Provision (Benefit) for income taxes                (66,445)      (105,656)
                                                       ---------      ---------

          Net earnings (loss)                             55,181       (201,968)

Retained Earnings, beginning of year                    (269,646)       (67,678)

                                                       ---------      ---------
Retained Earnings, end of year                          (214,466)      (269,646)
                                                       =========      =========

Statements of cash flows for the years ended October 31:

                                                            2003         2002
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net gain (loss)                                        55,181     (201,968)
     Adjustments to reconcile net loss
     to net cash used by operating activities:

     Depreciation and amortization                          27,414       26,252

     Loan forgiveness                                     (299,441)        --
CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES
(Increase) decrease in current assets:

     Accounts receivable                                   (48,624)      48,684

     R&D tax credits receivable                             46,451     (112,783)

     Prepaid expenses                                        3,608       (8,719)

     Inventory                                               6,399      (14,604)
Increase (decrease) in current liabilities:

 Accounts payable and accrued expenses                     126,499       31,981

NET CASH USED FOR OPERATING ACTIVITIES                     (82,513)    (231,156)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of furniture and equipment                 (3,426)     (10,696)
                                                          --------     --------
NET CASH USED FOR INVESTING ACTIVITIES
                                                            (3,426)     (10,696)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sale of common stock                                        0      383,332

     Related party loan                                     97,273     (168,940)

NET CASH PROVIDED  BY FINANCING ACTIVITIES                  97,273      214,392
                                                          --------     --------
     Effect of exchange rate changes on cash
                                                           (10,521)      32,135

NET INCREASE (DECREASE) IN CASH                                813        4,675

CASH, beginning of period                                   14,843       10,168
                                                          --------     --------
CASH, end of period                                         16,656       14,843
                                                          ========     ========

NOTE K - STOCK INCENTIVE PLAN
-----------------------------

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

NOTE L - SUBSEQUENT EVENTS (Unaudited)
--------------------------------------

On March 4, 2004 we announced the appointment of John Glazik as the new Chief Executive Officer and President.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables outstanding greater than ninety days on a regular basis for potential reserve.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out method or market. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, such as discontinued products, and records necessary provisions to reduce such inventories to net realizable value.

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Foreign Currency Translation

The financial statements of the Canadian subsidiary are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of the company are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. The financial statements are presented in United States of America dollars.

Overview

Results of Operations

THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

During the three months ended January 31, 2004 the Company had net sales of $291,422 compared with no net sales for the three months ended January 31, 2003. The increase in net sales was the result of the acquisition of Superclick Networks, Inc.

For the three months ended January 31, 2004, general and administrative expense was $235,498 compared with $14,018 for the three months ended January 31, 2003. The increase was the result of the acquisition of Superclick Networks, Inc.

Net loss for the three months ended January 31, 2004 was $112,650 compared to a net gain of $24,846 for the three months ended January 31, 2003. This increase in net losses was the result of the acquisition of Superclick Networks, Inc. The gain for the three months ended January 31, 2003 was due to the foregivness of debt. Financial Condition From inception to January 31, 2004, we incurred an accumulated deficit of $501,024, and we expect to incur additional losses through the year ending October 31, 2004 and for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses.

We have financed our operations since inception primarily through equity financing. During the three months ended January 31, 2004, we had a net increase in cash of $30,485. Total cash resources as of January 31, 2004 was $49,808 compared with $19,323 at October 31, 2003.

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

Risk Factors

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that the combined Company does obtain will be sufficient to meet the combined Company's needs in the long term. Through January 31, 2004, a significant portion of our financing has been through private placements of common stock and warrants. Unless our operations generate significant revenues, we will continue to fund operations from cash on hand and through similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses through at least October 31, 2004. Based on our current resources, we will need additional equity or debt financing or we will need to generate revenues through sales of our products or entering into strategic alliances to be able to sustain our operations until we achieve profitability, if ever.

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

                                     Part II


ITEM 4. Exhibits And Reports On Form 10-QSB January 31, 2004

(A)  Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)  Reports On Form 10-QSB 9-30. None

     None



ITEM 5.   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Superclick, Inc.
                                                /s/  John Glazik
                                                ---------------------------
                                            Name:    John Glazik
                                            Title:   CEO