Form 10QSB
period 2004-04-30
SUPERCLICK INC
filed 2004-06-15
CIK 1104891

Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Quarterly Period Ended April 30, 2004.

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

                        23332 Mill Creek Drive, Suite 230
                             Laguna Hills, CA 92653
                                 (858) 518-1387
          -------------------------------------------------------------
          (Address, Including Zip Code, And Telephone Number, Including
            Area Code, Of Registrant's mailing address in California)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (x) No ( )

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of April 30, 2004 was 23,965,567.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     Part I

Item 1.   Financial Statements

Consolidated Balance Sheet as of April 30, 2004 (Unaudited)..............      3

Consolidated Statements of Operations and accumulated deficit for the three and six months ended April 30, 2004 and 2003, and for the Period June 3, 1999(Date of inception) to April
   30, 2004 (unaudited) .................................................      4

Consolidated Statements of Stockholders Equity for the six
   months ended April 30, 2004 and for the period June 3,1999
   (Date of inception) to April 30, 2004 (unaudited).....................      5

Consolidated Statements of Comprehensive Income (Loss) for the
   three and six months ended April 30, 2004 and 2003, and the
   Period June 3, 1999 (Date of Inception) to April 30, 2004
   (unaudited)...........................................................      6

Consolidated Statements of Cash Flows for the three and six
   months ended April 30, 2004 and 2003, and for the period
   June 3, 1999 (Date of inception) to April 30, 2004 (unaudited)........      7

Supplemental Schedule of Non-Cash Investing and Financing
   Activities............................................................      8

Notes To Financial Statements (Unaudited) ...............................      9

Item 2.   Management's Discussion and Analysis ..........................     24

Item 3.   Controls and Procedures........................................     27


                           Part II - Other Information

Item 4.   Exhibits and Reports on Form 8-K ..............................     27

Item 5.   Signatures ....................................................     27

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet
April 30, 2004
--------------------------------------------------------------------------------
                                                                     April 30
                                                                    -----------
ASSETS                                                                  2004
------                                                              -----------
CURRENT ASSETS (Unaudited)

        Cash                                                        $   333,421
        Accounts receivable                                             433,911
        Tax credits receivable                                          104,020
        Prepaid expenses                                                 40,644
        Work In Process Inventory, net of reserve of $18,215             65,583
                                                                    -----------
               TOTAL CURRENT ASSETS                                     977,579

Fixed assets (Note B)
        Cost                                                            102,285
        Accumulated Depreciation                                        (42,125)
                                                                    -----------
        Net                                                              60,160

Goodwill (Note J)                                                     1,354,606


               TOTAL ASSETS                                         $ 2,392,345
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
        Accounts payable and accrued expenses :
               Accounts payable                                         335,559
               Accrued payroll                                           25,213
               Accrued other                                             26,197
                                                                    -----------
               TOTAL CURRENT LIABILITIES                                386,969

COMMITMENT (Note I)

STOCKHOLDERS' EQUITY (Note E)
              Preferred stock, par value $.0001; 20,000,000
               shares authorized; 0 issued and outstanding                 --
              Common stock, par value $.0006, 121,000,000
               shares authorized; issued and outstanding
               23,965,567 at April 30, 2004                              14,379
              Additional paid-in capital                              2,954,764
              Deficit accumulated during the development stage         (931,825)
               Accumulated other comprehensive (loss)
                    (Cumulative translation adjustment)                 (31,942)
                                                                    -----------

               TOTAL STOCKHOLDERS' EQUITY                             2,005,376
                                                                    -----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 2,392,345
                                                                    ===========


SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Unaudited Consolidated Statements of Operations
For the Three Months Ended April 30, 2004 and 2003, and The Period June 3, 1999 (Date of Inception) to April 30, 2004
-------------------------------------------------------------------------------------------------------------------------

                                                  Three Months Ended               Six Months Ended          June 3, 1999
                                                      April 30,                        April 30,            (Inception) to
                                             ----------------------------    ----------------------------      April 30,
                                                 2004            2003            2004            2003            2004
                                             ------------    ------------    ------------    ------------    ------------
Revenue
     Net Sales                               $    324,768    $       --      $    616,190    $       --      $    618,882
     Cost of goods sold                           240,721            --           409,295            --           412,318
                                             ------------    ------------    ------------    ------------    ------------
     Gross Profit                                  84,047            --           206,895            --           206,564

Cost and Expenses
     Loss on equity method investment                --              --              --              --            90,000
     Bank charges                                   4,525              45           8,140              75           9,113
     Communication                                 16,009            --            26,346            --            38,582
     Consulting fees                                3,410            --             9,276            --            27,977
     Meals and entertainment                        7,527            --            11,410            --            47,109
     Depreciation and amortization                  1,442            --             6,691              40          14,648
     Marketing and promotion                           80            --             5,281            --            36,310
     Office                                        11,953           1,195          30,090           2,035          37,212
     Director Compensation                        177,519            --           177,519            --           177,519
     Professional fees                             48,373          20,595         112,418          32,385         326,727
     Investor relations                            73,103            (891)         74,856            (448)        103,585
     Loss due to license revisions                   --              --              --              --             4,639
     Write down of furniture and equipment           --              --              --              --             1,315
     Salary and wages                             133,893            --           228,343            --           260,563
     Travel                                        27,155             375          49,753             375          81,013
     Taxes                                          7,846            --             7,846            --             8,646
     Research and development                       1,150            --             1,150            --           (13,165)
     Interest expense (related party)                 862            --             1,227             875           5,460
                                             ------------    ------------    ------------    ------------    ------------
     Total Expenses                               514,847          21,319         750,346          35,337       1,257,253
                                             ------------    ------------    ------------    ------------    ------------
Loss from Operations                             (430,800)        (21,319)       (543,451)        (35,337)     (1,050,689)
Gain on sale of investment                           --              --              --              --            80,000
Gain on forgiveness of debt                          --              --              --            38,864          38,864
                                             ------------    ------------    ------------    ------------    ------------
     Total Other Income                              --              --              --            38,864         118,864

      Net Earnings (Loss)                    $   (430,800)   $    (21,319)   $   (543,451)   $      3,527    $   (931,825)
                                             ============    ============    ============    ============    ============

     Net (Loss) per common share
     Basic and diluted                       $      (0.02)   $      (0.01)   $      (0.03)   $       0.00
                                             ============    ============    ============    ============

     Weighted average common shares
     outstanding Basic and diluted             22,070,512       3,117,593      21,409,044       3,086,111



SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholder's Deficit
For the Three Months Ended April 30, 2004, Years Ended December 31, 2000, 2001, 2002, and Ten Months Ended October, 31, 2003, and
The Period June 3, 1999 (Date of Inception) to January 31, 2004
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            Deficit
                                                   Common Stock                           Accumulated    Accumulated
                                             --------------------------    Additional     during the        Other          Total
                                              Number of                     Paid-in       Development   Comprehensive  Stockholders'
                                               Shares          Amount       Capital          Stage          Income        Equity
                                             -----------    -----------    -----------    -----------    -----------    -----------
BALANCES June 3, 1999                               --      $      --      $      --      $      --      $      --      $      --

      Shares issued during the period
        Shares issued to acquire license
          (Note B)                             8,333,333          5,000          5,000           --             --           10,000
        Shares issued for cash                 1,916,667          1,150        102,350           --             --          103,500

      Net loss for the period from
        June 3, 1999
      (inception) through December 31, 1999         --             --             --          (18,936)          --          (18,936)
                                             -----------    -----------    -----------    -----------    -----------    -----------
BALANCES December 31, 1999                    10,250,000          6,150        107,350        (18,936)          --           94,564

      Net loss for 2000                             --             --             --          (88,027)          --          (88,027)
                                             -----------    -----------    -----------    -----------    -----------    -----------
BALANCES December 31, 2000                    10,250,000          6,150        107,350       (106,963)          --            6,537

      Shares issued during the period
        Shares Issued for Nordic
          acquisition (Note K)                   166,667            100         89,900           --             --           90,000

      Shares cancelled during the period
        Shares cancelled for license
        agreement revisions                   (7,916,667)        (4,750)         4,750           --             --             --

      5:1 forward stock split                        5:1           --             --             --             --             --

      Net Loss through December 31, 2001            --             --             --         (181,335)          --         (181,335)
                                             -----------    -----------    -----------    -----------    -----------    -----------
BALANCES December 31, 2001                     2,500,000          1,500        202,000       (288,298)          --          (84,798)

      Issuance of common stock                   583,333            350         64,635           --             --           64,985

      Net Loss through December 30, 2002            --             --             --          (10,534)          --          (10,534)
                                             -----------    -----------    -----------    -----------    -----------    -----------
BALANCES December 31, 2002                     3,083,334          1,850        266,635       (298,832)          --          (30,347)

      Shares issued during the period
        Shares issued for cash                 2,433,333          1,460        202,540           --             --          204,000
        Shares Issued for Superclick
          Networks, Inc. acquisition
            (Note J)                          14,025,800          8,415      1,236,520           --             --        1,244,935

      6:1 reverse stock split                        1:6           --             --             --             --             --

      Foreign Currency Translation
        Adjustment                                  --             --             --             --           (7,476)        (7,476)

      Net Loss through October 31, 2003             --             --             --          (89,542)          --          (89,542)
                                             -----------    -----------    -----------    -----------    -----------    -----------
BALANCES October 31, 2003                     19,542,467    $    11,725    $ 1,705,695    $  (388,374)   $    (7,476)   $ 1,321,570
      Shares issued during the period
        Shares issued for cash                 3,899,994          2,340      1,027,660           --             --        1,030,000
        Shares issued for services               523,106            314        239,706           --             --          240,020
        Stock options granted                       --             --            4,203           --             --            4,203
        Fees related to share issuance              --             --          (22,500)          --             --          (22,500)
      Foreign Currency Translation
        Adjustment                                  --             --             --             --          (24,466)       (24,466)
      Net Loss through January 31, 2004             --             --             --         (543,451)          --         (543,451)
                                             -----------    -----------    -----------    -----------    -----------    -----------
BALANCES April 30, 2004                       23,965,567    $    14,379    $ 2,954,764    $  (931,825)   $   (31,942)   $ 2,005,376
                                             ===========    ===========    ===========    ===========    ===========    ===========




SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Unaudited Consolidated Statements of Comprehensive Income (Loss) For the Three and Six Months Ended
April 30, 2004, and 2003, and The Period June 3, 1999 (Date of Inception) to April 30, 2004
-----------------------------------------------------------------------------------------------------------


                                                 Three Months Ended         Six Months Ended    June 3, 1999
                                                      April 30,                 April 30,      (Inception) to
                                               ----------------------    ----------------------   April 30,
                                                 2004          2003         2004         2003        2004
                                               ---------    ---------    ---------    ---------   ---------

Net Gain/(Loss)                                $(430,800)   $ (21,319)   $(543,451)   $   3,527   $(931,825)

Other Comprehensive Income (Loss)                   --           --           --           --          --

     Foreign Currency Translation Adjustment     (13,873)        --        (24,466)        --       (31,942)
                                               ---------    ---------    ---------    ---------   ---------

Net Comprehensive (Loss)                       $(444,673)   $ (21,319)   $(567,917)   $   3,527   $(963,767)
                                               =========    =========    =========    =========   =========









SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three and Six Months Ended April 30, 2004 and 2003, and The Period June 3, 1999 (Date of Inception) to April 30, 2004
---------------------------------------------------------------------------------------------------------------------------------

                                                              Three Months Ended             Six Months Ended         June 3, 1999
                                                                   April 30,                     April 30,           (Inception) to
                                                          --------------------------    --------------------------      April 30,
                                                              2004           2003           2004           2003           2004
                                                          -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $  (430,800)   $   (21,319)   $  (543,451)   $     3,527    $  (931,825)
    Adjustments to reconcile net loss
       to net cash used by operating activities:
        Depreciation                                            1,442           --            6,692           --            9,288
        Amortization                                             --             --             --               40          5,361
        License impairment agreement                             --             --             --             --            4,639
        Abondonment of furniture and equipment                   --             --             --             --            1,315
        Loss on investment                                       --             --             --             --           90,000
CHANGES IN CURRENT ASSETS AND CURRENT
    LIABILITIES: (Net of effect of acquisition)
    (Increase) decrease in current assets:
        Accounts receivable                                  (161,194)          --         (374,966)          --         (245,812)
        Other receivables                                     (27,307)          --          (23,998)          --          (35,895)
        Prepaid expenses                                      (39,475)          --          (31,728)          --          (32,532)
        Inventory                                             (46,879)          --          (44,869)          --          (45,898)
    Increase (decrease) in current current liabilities:
        Accounts payable and accrued expenses                 117,255         17,734        148,015         23,073         88,416
        Accrued payroll                                         1,089           --          (29,759)          --          (40,026)
        Accrued other                                          (5,114)          --           19,470           --           35,824
                                                          -----------    -----------    -----------    -----------    -----------
        NET CASH USED FOR OPERATING ACTIVITIES               (590,983)        (3,585)      (874,594)        26,640     (1,097,145)
CASH FLOWS FROM INVESTING ACTIVITIES:
        Cash to acquire Superclick Networks, Inc.                --             --             --             --         (145,000)
        Acquisition of furniture and equipment                (24,853)          --          (27,740)          --          (32,080)
                                                          -----------    -----------    -----------    -----------    -----------
        NET CASH USED FOR INVESTING ACTIVITIES                (24,853)          --          (27,740)          --         (177,080)
CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of common stock                                  899,519          5,000      1,247,519         10,000      1,620,004
        Stock options issued                                    4,203           --            4,203           --            4,203
        Repayment of Note payable                                --             --          (23,143)          --             --
        Related party loan                                       --             --             --          (34,863)        (6,762)
                                                          -----------    -----------    -----------    -----------    -----------
        NET CASH PROVIDED  BY FINANCING ACTIVITIES            903,722          5,000      1,228,579        (24,863)     1,617,445

    EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (4,273)          --          (12,147)          --          (16,371)
NET INCREASE (DECREASE) IN CASH                               283,613          1,415        314,098          1,777        326,849
CASH, beginning of period                                      49,808          1,126         19,323            765           --
CASH acquired                                                    --             --             --             --            6,572
                                                          -----------    -----------    -----------    -----------    -----------
CASH, end of period                                       $   333,421    $     2,541    $   333,421    $     2,541    $   333,421
                                                          ===========    ===========    ===========    ===========    ===========
Other non-cash investing and financing activities:
    License agreement acquired by issue of common stock   $      --      $      --      $      --      $      --      $    10,000
    Nordic Racing Limited acquired by issue of common
      stock                                               $      --      $      --      $      --      $      --      $    90,000
    Forgiveness of related party loan                     $      --      $      --      $      --      $      --      $    38,864
    Shares issued for services                            $   240,019    $      --      $   240,019    $      --      $   240,019
    Interest paid                                         $      --      $      --      $      --      $      --      $       597
    Taxes paid                                            $      --      $      --      $      --      $      --      $      --



SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Supplemental Schedule of Non-Cash Investing and Financing Activities (Unaudited)
--------------------------------------------------------------------------------

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
                                                                    ===========




                                        8

                                Superclick, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                     For The Six Months Ended April 30, 2004

Note A-Organization And Summary Of Significant Accounting Policies

Basis of Presentation
---------------------

The unaudited financial statements of Superclick, Inc. (the "Company"), as of April 30, 2004 and for the three and six month periods ended April 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the ten months ended October 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Pursuant to a share purchase agreement dated October 7, 2003, the Company acquired 100% of the issued and outstanding shares of Superclick Networks, Inc. ("SNI") from its shareholders. In consideration for acquiring all of the SNI shares the Company has issued to its previous shareholders 14,025,800 shares of Superclick, Inc. Accordingly, SNI became the Company's wholly-owned subsidiary as of October 8, 2003. The consolidated financial statements include the operations of SNI from October 8, 2003 through April 30, 2004.

In coordination with the acquisition, the Company consummated a one for six reverse stock split effective October 10, 2003. All share and per share amounts shown in these financial statements retroactively reflect the reverse stock split for all periods presented.

On October 10, 2003, the Company changed its year-end to October 31 to coincide with the year-end of its wholly-owned subsidiary, SNI.

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

Inventories
-----------

Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out method. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.

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

Revenue recognition policy
--------------------------

Revenue from the sale of Internet high speed connection equipment is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery and installation of the equipment to the customer. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101.

Shipping and handling costs
---------------------------

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising
-----------

Superclick, Inc. and its wholly-owned subsidiary expense all advertising as incurred. The Company has not incurred any advertising expense from the date of the acquisition through October 31, 2003. During six months ended April 30, 2004, the Company incurred expenses of $308 for advertising.

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

Issuance of common stock
------------------------

The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered, whichever is more readily determinable.

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

Intangible assets
-----------------

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                            April 30, 2004
                                            --------------
                           Gross                                     Net
                         Intangible            Accumulated        Intangible
                           Assets             Amortization          Assets

Goodwill                $1,354,606                     $0         $1,354,606
Other intangibles              500                    500                  0
Total                   $1,355,106                   $500         $1,354,606

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

On December 23, 2003, the FASB issued FASB Statement No. 132-Revised 2003 ("SFAS 132R"), Employers' Disclosures about Pensions and Other Postretirement Benefits. This standard increases the existing GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS 132R also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company does not expect the implementation of the pronouncement to have a material effect on its financial condition or results of operations.

Concentrations of credit risk
-----------------------------

The Company performs ongoing credit evaluations of its customers. For the three months ended April 30, 2004, three customers individually accounted for 41%, 25% and 13%, respectively, of accounts receivable.

For the three months ended April 30, 2004, approximately 50% of SNI's net sales were made to customers outside the United States.

SNI has been dependent of third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment. For the three months ended April 30, 2004, SNI's five largest suppliers accounted for 60% of product and service purchases, respectively. SNI is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments
----------------------------------------------------

The Company estimates that the fair value of all financial instruments at April 30, 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE B - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consisted of the following:


                  Furniture and Fixtures                       $ 38,770
                  Computer Hardware                              46,149
                  Fabrication Mold and Dye                       16,597
                  Computer Software                                 769
                                                               --------
                                                                102,285
                  Accumulated Depreciation                      (42,125)
                                                               --------
                                                                 60,160
                                                               --------

NOTE C - NET OPERATING LOSS CARRY FORWARD
-----------------------------------------

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At October 31, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by $136,500 for the six months ended April 30, 2004.

                          United States Corporation Income Taxes
                          --------------------------------------
                                                                   Expiration
      Year of Loss                                Amount              Date
      ------------                                ------           -----------
 6 months ending April 30,
          2004                                   $421,310        April 30, 2024
    October 31, 2003                             $ 68,638      October 31, 2023
   December 31, 2002                               10,534     December 31, 2022
   December 31, 2001                              181,335     December 31, 2021
   December 31, 2000                               88,027     December 31, 2020
   December 31, 1999                               18,936     December 31, 2019
                                                 $788,780

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

                                      Canadian Income Taxes
                                      ---------------------

          Year of Loss                        Amount            Expiration Date
          ------------                        ------            ---------------

 6 months ending April 30, 2004             $122,141            October 31, 2010
        October 31, 2002                    $201,968            October 31, 2009
        October 31, 2001                      12,498            October 31, 2008
                                            $336,607

SNI generated Canadian research and development tax credits for the years ended October 31, 2003 and 2002 of $66,445 and $105,657, respectively. The activities that generated these tax credits occurred primarily before the acquisition of SNI by the Company.

NOTE D - GOING CONCERN AND MANAGEMENT'S PLANS
---------------------------------------------

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

NOTE E - COMMON STOCK
---------------------

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

During the quarter ended April 30, 2004 966,665 of series "B" Warrants were exercised at $.24 per share, resulting in $232,000 net proceeds to the Company and the issuance of 966,665 restricted common shares. 966,670 "B" Warrants were unexercised as of April 30, 2004 (See note F below). As of April 30, 2004 and commensurate with our recent private placement filed under Form SB-2 filed June 8, 2004, the Company issued 999,999 shares of common stock in exchange for $450,000. Each share issued in accordance with the private placement is entitled to one "A" Warrant with an exercise price of $0.60 per share. In addition, the Company issued 523,106 shares of Common Stock in exchange for services with a total value of $240,019.

Through June 2004, we have placed 2,100,000 units in a private placement at a per unit price of $.45, which consisted of one common share and one A Warrant with an exercise price of $.60. We have received aggregate net proceeds of approximately $850,500.

NOTE F - WARRANTS
-----------------
At April 30, 2004 the Company had 966,670 "B" Warrants and 999,999 "A" Warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

  Warrant Class       Number of        Exercise       Expiration
                                      Price per
                      Warrants         Warrant           Date
------------------ ---------------- --------------- ---------------
        B                  386,668   $     0.24           9/9/2006
        B                  193,334   $     0.24          9/29/2006
        B                  193,334   $     0.24         10/15/2006
        B                  193,334   $     0.24         10/22/2006
                   ----------------
Subtotal                   966,670
                   ----------------

        A                   55,555   $     0.60          4/14/2007
        A                  544,444   $     0.60          4/19/2007
        A                  100,000   $     0.60          4/23/2007
        A                  300,000   $     0.60          4/29/2007
                   ----------------
Subtotal                   966,670
                   ----------------
Total                    1,966,669

NOTE G - STOCK INCENTIVE PLAN
-----------------------------

On April 8, 2004, the Board of Directors of the Company adopted the 2004 Incentive Stock Option Plan. This Plan is a plan for key Employees (including officers and employee directors) and Consultants of the Company and its Affiliates and is intended to advance the best interests of the Company, its Affiliates, and its stockholders by providing those persons who have substantial responsibility for the management and growth of the Company and its Affiliates with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, thereby encouraging them to continue in the employ of the Company or any of its Affiliates.

The total number of shares of Stock set aside for Awards may be granted under the Plan shall be 2,000,000 shares. The Company may issue each of the following under this Plan: Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award The Plan shall be effective April 9, 2004 (the "Effective Date"), provided that within one year of the Effective Date, the Plan shall have been approved by at least a majority vote of stockholders. No Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award shall be granted pursuant to the Plan ten years after the Effective Date.

On March 4, 2004, the Company has awarded its CEO a non-qualified stock option to purchase 884,784 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of March 3, 2006. The options vest and become exerciable at a rate of 38,866 per month over a twenty-four month period.

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


The Stock Incentive Plan shall have a duration of ten years commencing on January 1, 2004. Awardees are defined as director to whom an award is made. An eligible director is any person who on the date of grant is a member of the Board of Directors of the Company and is not an employee of the Company or of any Subsidiary. Stock Options are non-qualified right-to-buy Options for the purchase of Common Stock of the Company. The term of each Option shall be ten years from the Date of Grant. The Option Price shall be the Fair Market Value of Superclick, Inc. Common Stock on the date the Option is granted. Under no circumstances shall any Option vest in less than one year from the date of grant. Shares purchased upon exercise of an Option must be paid for in full at the time of exercise either in cash or with currently owned shares. Neither the Committee on Directors and Governance nor the Board of Directors may reprice any Option that is less than the option exercise price. Restricted Stock is Common
Stock of the Company restricted as to sale in such fashion as the Committee on Directors and Governance shall determine. Prior to the lifting of the restrictions, the Awardee will be entitled to receive dividends from and to vote the shares of Restricted Stock.

During the quarter ended April 30, 2004, the Company awarded 273,106 restricted shares of its common stock to directors totaling $177,519.

The following table summarizes the Company's stock option activity for the quarter ended April 30:

                                              2004
                              -------------------------------------
                                                      Weighted-
                                                      Average
                                                      Exercise
                                  Shares                Price
                              -------------------------------------
   Outstanding at beginning
   of year                                 0                     0

        Granted                      884,784                  0.50
        Forfeited                          0                     0
                              ---------------      ----------------

   Outstanding at end of
   quarter                           884,784                 $0.50
                              ===============      ================

   Options exercisable at
   quarter-end                     38,866
                              ===============

The following table summarizes information about the Company's stock options outstanding at April 30, 2004:

                                                                               Options Exercisable
                 Options Outstanding
               -----------------------------------------------------    -----------------------------------
  Range           Number              Average            Weighted                                 Weighted
   of           Outstanding          Remaining           Average                                  Average
Exercise        At April 30,         Contractual         Exercise            Number               Exercise
 Prices             2004             Life (years)         Price            Outstanding             Price
 ------             ----             ------------         -----            -----------             -----
 $0.50                 884,784                1.84              .50                 38,866              .50
               ----------------     ---------------    -------------    -------------------     -----------

 Total                 884,784                1.84             $.50                 38,866             $.50
               ================     ===============    =============    ===================     ===========

                                                     18

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its options issued to employees.

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the three and six months ended April 30, 2004 would have been:


                                             Three months         Six months
                                              Ended April        Ended April 30,
                                                30,2004               2004

         Net loss as reported                  $(430,800)          $(543,451)

         Pro forma                             $(453,873)          $(566,524)

         Net loss per share, as reported           $(.02)              $.(03)

         Pro forma                                 $(.02)              $(.03)

The weighted average fair value of options granted during 2004 was $0.39 per share. The fair value of each option granted in 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                     2004
                                                     ----

         Risk free interest rate                    2.768%

         Expected life (years)                          2.

         Volatility                                152.44%

         Dividend yield                                 -

NOTE H - RELATED PARTY TRANSACTION
----------------------------------

Mr. Pitcher, Chairman of the Company, provides consulting services in exchange for monthly compensation of $1,250 and related expenses. SNI rents office space from a relative of a director. (see Note I).

NOTE I - COMMITMENTS AND CONTINGENCIES
--------------------------------------

SNI currently leases office space on a month to month basis from a relative of a director and shareholder at (C$1,450) $1,006 per month. SNI has also entered into non-cancelable operating lease for office equipment and computers at monthly payments of (C$346) $228. Future lease payments under this operating lease are as follows:

               Year Ended October 31,
                       2004               $2,739
                       2005                2,035
                       2006                  473
                                          $5,247

The Company did not incur rent expense for the six months ended April 30, 2004 and 2003. SNI incurred $7,407 in rent expense during the six months ended April 30, 2004.

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

The summarized assets and liabilities of the purchased company on October 8, 2003 were as follows:

         Cash                                                          $6,572
         Other current assets                                         315,267
         Property and equipment (net)                                  40,746
         Other non-current assets                                         106
                                                                   $  362,691
                                                                   ==========

         Current liabilities                                         (323,969)
         Long-term debt to shareholder                                (19,844)
         Note payable to parent (eliminated in
         consolidation at October 31, 2003)                          (130,000)
         Currency translation adjustment                                9,431
                                                                   $ (101,691)
                                                                   ==========

The following summarized consolidated pro forma (unaudited) information assumes the acquisition occurred on November 1, 2002 and November 1, 2001:

                                          2003           2002
                                         --------      --------
     Net Sales                           $660,603      $144,169
                                         ========      ========
     Net Income (loss) from
     operations                         ($345,697)    ($301,835)
                                         ========      ========

     Other income (expense)              $208,305             -
                                         ========      ========

     Provision (benefit) for income
     taxes                               ($66,445)    ($105,657)
                                         ========      ========

     Net Income (loss)                   ($70,947)    ($196,178)
                                         ========      ========

     Earnings (loss) per share:
     Basic and diluted                    ($0.004)      ($0.012)
                                         ========      ========


Other income of $208,305 represents the forgiveness of loans by certain related parties.

The separate financial statements of SNI, in U.S. dollars, are as follows:

                                                        October 31,
                                                        -----------
                                                2003                   2002
                                                ----                   ----
Cash                                          $15,656                 $23,635
Accounts receivable                            76,128                   1,881
R&D tax credits receivable                     83,730                 114,274
Inventories                                    22,749                  16,531
Prepaid expenses                                6,454                   8,793

Total current assets                         $204,717                $165,114

Property and equipment (net)                   41,175                  42,998
Intangible asset (net)                              0                  13,993

Total assets                                 $245,892                $222,105
                                             ========                ========

Accounts payable                             $167,357                 $92,301
Accrued payroll                                55,637                  18,996
Accrued other                                   8,029                   2,418

Notes payable                                  22,920                  32,039

Total Liabilities                            $253,943                $145,753

Preferred stock                                     0                 169,440
Common stock                                  213,891                 213,891

Currency translation adjustment               (7,476)                (4,9,18)

Retained earnings (deficit)                 (214,466)               (302,061)

Total equity                                 $(8,051)                 $76,352

Total liabilities and equity                 $245,892                $222,105

Statements of Income and retained earnings for the years ended October 31:

                                                          2003           2002
                                                       ---------      ---------
Revenue:
     Sales                                             $ 660,603      $  88,908

Cost and Expenses:
     Cost of sales                                       469,432         81,233
     General and administrative expense                  341,137        182,183
     Research and development                             89,449        136,380
     Depreciation and amortization                        27,414         26,252
     Interest                                             11,462          2,900
                                                       ---------      ---------

     Total costs and expenses                            938,894        428,948

Income (loss) from operations                           (278,291)      (340,040)

Other income (expense)
     Gain (loss) on cancellation of debt                 299,441              0
                                                       ---------      ---------

Earnings (loss) before income taxes                      (21,150)      (340,040)

     Provision (Benefit) for income taxes                (66,445)      (105,657)
                                                       ---------      ---------

          Net earnings (loss)                             87,595       (234,383)

Retained Earnings, beginning of year                    (302,061)       (67,678)
                                                       ---------      ---------
Retained Earnings, end of year                          (214,466)      (302,061)
                                                       =========      =========

Statements of cash flows for the years ended October 31:

                                                            2003         2002
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net gain (loss)                                        87,595     (234,382)
     Adjustments to reconcile net loss
     to net cash used by operating activities:

     Depreciation and amortization                          27,414       26,252

     Loan forgiveness                                     (299,441)        --
CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES
(Increase) decrease in current assets:

     Accounts receivable                                   (67,649)      66,115

     R&D tax credits receivable                             47,029     (113,313)

     Prepaid expenses                                        3,609       (8,719)

     Inventory                                              (2,933)      (6,055)
Increase (decrease) in current liabilities:

 Accounts payable and accrued expenses                      91,366       47,664

NET CASH USED FOR OPERATING ACTIVITIES                    (113,011)    (222,437)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of furniture and equipment                 (3,426)     (10,696)
                                                          --------     --------
NET CASH USED FOR INVESTING ACTIVITIES
                                                            (3,426)     (10,696)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sale of common stock                                        0      383,332

     Related party loan                                    117,076     (168,940)

NET CASH PROVIDED  BY FINANCING ACTIVITIES                 117,076      214,392
                                                          --------     --------
     Effect of exchange rate changes on cash
                                                            (8,618)      32,208

NET INCREASE (DECREASE) IN CASH                             (7,979)      13,467

CASH, beginning of period                                   23,635       10,168
                                                          --------     --------
CASH, end of period                                         15,656       23,635
                                                          ========     ========


NOTE K - SUBSEQUENT EVENTS
--------------------------

On June 1, 2004, the Company has awarded employees non-qualified stock options to purchase 720,000 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of June 1, 2006. The options vest and become exerciable at a rate of 90,000 per quarter over a twenty-four month period.

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

Overview

Results of Operations

THREE AND SIX MONTHS ENDED APRIL 30, 2004 AND 2003

During the three and six months ended April 30, 2004 the Company had net sales of $324,768 and $616,190, respectively compared with no net sales for the three and six months ended April 30, 2003. The increase in net sales was the result of the acquisition of Superclick Networks, Inc.

For the three and six months ended April 30, 2004, general and administrative expense was $514,847 and $750,346, respectively compared with $21,319 and $35,337 for the three and six months ended April 30, 2003, respectively. The increase was the result of the acquisition of Superclick Networks, Inc.

Net loss for the three and six months ended April 30, 2004 was $430,800 and $543,451, respectively compared to a net loss of $21,319 for the three months ended April 30, 2003 and a net gain of $3,527 for the six months ended April 30, 2003. The increase in net losses was the result of the acquisition of Superclick Networks, Inc. The gain for the six months ended April 30, 2003 was due to the forgiveness of debt.

Financial Condition

From inception to April 30, 2004, we incurred an accumulated deficit of $931,825, and we expect to incur additional losses through the year ending October 31, 2004 and for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the subsidiary.

We have financed our operations since inception primarily through equity financing. During the three months ended April 30, 2004, we had a net increase in cash of $283,613. Total cash resources as of April 30, 2004 was $333,421 compared with $19,323 at October 31, 2003.

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

Commitments and Contingencies

     Our principal contractual obligations consist of minimum annual rental commitments under non-cancelable operating lease for our office equipment. At April 30, 2004, our contractual obligations under these leases and other commitments were as follows:

                                                 Payments Due By Period
                                       -----------------------------------------
                                       Total     Less     1-3      4-5   After 5
                                                Than 1   Years    Years   Years
Contractual Obligations                          Year
-----------------------                -----    ------   -----    -----   -----

Long-term debt                         $ --       --       --       --      --
Capital lease obligations              $ --       --       --       --      --
Operating lease obligations            $5,247   $2,739   $2,580     --      --
Purchase obligations                   $ --       --       --               --
Other long-term liabilities on the
  balance sheet                        $ --       --       --               --
Total                                  $5,247   $2,739   $2,580     --      --


     We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.


Risk Factors

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that the combined Company does obtain will be sufficient to meet the combined Company's needs in the long term. Through April 30, 2004, a significant portion of our financing has been through private placements of common stock and warrants. Unless our operations generate significant revenues, we will continue to fund operations from cash on hand and through similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses through at least October 31, 2004. Based on our current resources, we will need additional equity or debt financing or we will need to generate revenues through sales of our products or entering into strategic alliances to be able to sustain our operations until we achieve profitability, if ever.

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


                                     Part II


ITEM 4. Exhibits And Reports On Form 10-QSB April 30, 2004

(A)  Exhibits

          99.1 Interim CEO and CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(B)  Reports On Form 10-QSB 9-30. None

          None


ITEM 5. Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Superclick, Inc.


                                             /s/ John Glazik
                                             ----------------------------------
                                             Name: John Glazik
                                             Title: CEO