Form 10KSB/A
period 2003-10-31
SUPERCLICK INC
filed 2004-07-20
CIK 1104891

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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



                                SUPERCLICK, INC.
                                  (Registrant)

Date:    January 23, 2004                   By:  /s/  Ronald Fon
                                               --------------------------------
                                                      Ronald Ron,
                                                      Chief Executive Officer
                                                      and Director

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