Form 10QSB
period 2004-07-31
SUPERCLICK INC
filed 2004-09-14
CIK 1104891

Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For The Quarterly Period Ended July 31, 2004.

|_| Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

                                 Yes |X|  No |_|

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of July 31, 2004 was 25,065,567.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

                                     Part I

Item 1.   Financial Statements

Consolidated Balance Sheet as of July 31, 2004 (Unaudited) ............  3

Consolidated Statements of Operations and
      accumulated deficit for the three and nine months ended
      July 31, 2004 and 2003, and for the Period
      June 3, 1999(Date of inception) to
      July 31, 2004 (unaudited) .......................................  4

Consolidated Statements of Stockholders Equity for the
      nine months ended July 31, 2004 and for the period
      June 3, 1999 (Date of inception) to July 31, 2004 (unaudited)....  5

Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 31, 2004 and 2003, and the Period
  June 3, 1999 (Date of Inception) to July 31, 2004 (unaudited)........  6

Consolidated Statements of Cash Flows for the three and nine months ended July 31, 2004 and 2003, and for the period June 3, 1999
      (Date of inception) to July 31, 2004 (unaudited).................  7

Supplemental Schedule of Non-Cash Investing and Financing Activities.    8

Notes To Financial Statements (Unaudited) .............................  9

Item 2.   Management's Discussion and Analysis ........................  24

Item 3.   Controls and Procedures......................................  27

                           Part II - Other Information

Item 4.   Exhibits and Reports on Form 8-K ............................  27

Item 5.   Signatures ..................................................  27

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheet
July 31, 2004
--------------------------------------------------------------------------------

                                                                                   July 31,
ASSETS                                                                            -----------
------                                                                               2004
CURRENT ASSETS                                                                    -----------
--------------                                                                    (Unaudited)
   Cash                                                                           $   426,059
   Accounts receivable                                                                820,772
   Tax credits receivable                                                             121,977
   Prepaid expenses                                                                    28,224
   Work In Process Inventory, net of reserve of $28,203                               130,824

                                                                                  -----------
      TOTAL CURRENT ASSETS                                                          1,527,856

Fixed assets (Note B)
   Cost                                                                               164,298
   Accumulated Depreciation                                                           (49,232)
                                                                                  -----------
   Net                                                                                115,066

Goodwill                                                                            1,354,606

      TOTAL ASSETS                                                                $ 2,997,528
                                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses :
      Accounts payable                                                                463,450
      Accrued payroll                                                                   4,391
      Accrued other                                                                    41,133
                                                                                  -----------
      TOTAL CURRENT LIABILITIES                                                       508,974

COMMITMENT (Note I)

STOCKHOLDERS' EQUITY (Note E)
      Preferred stock, par value $.0001; 20,000,000
      shares authorized; 0 issued and outstanding                                          --

      Common stock, par value $.0006, 121,000,000 shares authorized; issued and
      outstanding 25,065,567 at July 31, 2004                                          15,039

      Additional paid-in capital                                                    3,433,829
      Deficit accumulated during the development stage                               (986,264)
         Accumulated other comprehensive gain (loss)
            (Cumulative translation adjustment)                                        25,950
                                                                                  -----------

         TOTAL STOCKHOLDERS' EQUITY                                                 2,488,554
                                                                                  -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 2,997,528
                                                                                  ===========

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
Unaudited Consolidated Statements of Operations For the Three and Nine
Months Ended July 31, 2004 and 2003, and The Period June 3, 1999 (Date of Inception) to July 31, 2004
--------------------------------------------------------------------------------

                                              Three Months       Three Months      Nine Months       Nine Months       June 3, 1999
                                               Ended July         Ended July        Ended July        Ended July      (Inception) to
                                                    31,               31,               31,              31,                31,
                                               ------------      ------------      ------------      ------------      ------------
                                                   2004              2003              2004             2003               2004
                                               ------------      ------------      ------------      ------------      ------------
Revenue
     Net Sales                                 $    804,701      $         --      $  1,420,891      $         --      $  1,423,583
     Cost of goods sold                             453,322                --           862,617                --           865,640
                                               ------------      ------------      ------------      ------------      ------------
     Gross Profit                                   351,379                --           558,274                --           557,943

Cost and Expenses
     Loss on equity method investment                    --                --                --                --            90,000
     Bank charges                                     7,668                50            15,807               125            16,780
     Communication                                   17,518                --            43,864                --            56,100
     Consulting fees                                 42,520                --            51,796                --            70,497
     Meals and entertainment                          1,163                --            12,573                --            48,272
     Depreciation and amortization                    5,693                --            12,384                40            20,341
     Marketing and promotion                         21,020                --            26,302                --            57,331
     Office                                          15,254               827            45,344             2,862            52,466
     Director Compensation                               --                --           177,519                --           177,519
     Professional fees                               67,761            12,984           180,179            45,369           394,488
     Investor relations                              25,340               170           100,195              (278)          128,925
     Loss due to license revisions                       --                --                --                --             4,639
     Write down of furniture and equipment               --                --                --                --             1,315
     Salary and wages                               166,523                --           394,866                --           427,086
     Travel                                          32,829                --            82,582               375           113,841
     Taxes & Licenses                                 1,301                84             9,147                84             9,947
     Research and development                           385                --             1,535                --           (12,780)
     Interest expense                                   844                --             2,071               875             6,304
                                               ------------      ------------      ------------      ------------      ------------
     Total Expenses                                 405,819            14,115         1,156,164            49,452         1,663,071
                                               ------------      ------------      ------------      ------------      ------------
Loss from Operations                                (54,440)          (14,115)         (597,890)          (49,452)       (1,105,128)
Gain on sale of investment                               --                --                --            80,000
Gain on forgiveness of debt                              --                --                --            38,864            38,864
                                               ------------      ------------      ------------      ------------      ------------
     Total Other Income                                  --                --                --            38,864           118,864

      Net Earnings (Loss)                      $    (54,440)     $    (14,115)     $   (597,890)     $    (10,588)     $   (986,264)
                                               ============      ============      ============      ============      ============
     Net (Loss) per common share
     Basic and diluted                         $      (0.00)     $      (0.00)     $      (0.03)     $      (0.00)
                                               ============      ============      ============      ============

     Weighted average common shares
          outstanding Basic and diluted          24,812,944         3,500,000        22,575,721         3,226,543

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholder's Deficit
For the Nine Months Ended July 31, 2004, Years Ended December 31, 2000, 2001, 2002, Ten Months Ended October, 31, 2003, and The Period June 3, 1999 (Date of Inception) to July 31, 2004

                                                                                            Deficit      Accumulated
                                                       Common Stock                         Accumulated    Other
                                                   ----------------------    Additional     during the     Compre-        Total
                                                   Number of                  Paid-in       Development    hensive     Stockholder's
                                                     Shares       Amount      Capital          Stage       Income         Equity
                                                   ----------    --------    -----------    ------------ ------------  -------------
BALANCES June 3, 1999                                      --    $     --    $        --    $        --    $     --     $        --

          Shares issued during the period
               Shares issued to acquire license
               (Note B)                             8,333,333       5,000          5,000                                     10,000
               Shares issued for cash               1,916,667       1,150        102,350                                    103,500

          Net loss for the period from
          June 3, 1999  (inception) through
          December 31, 1999                                                                     (18,936)                    (18,936)

                                                   ----------    --------    -----------    -----------    --------   -----------
BALANCES December 31, 1999                         10,250,000       6,150        107,350        (18,936)         --          94,564

          Net loss for 2000                                                                     (88,027)                    (88,027)

                                                   ----------    --------    -----------    -----------    --------   -----------
BALANCES December 31, 2000                         10,250,000       6,150        107,350       (106,963)         --           6,537

          Shares issued during the period
               Shares Issued for Nordic
               acquisition                            166,667         100         89,900                                     90,000

          Shares cancelled during the period
               Shares cancelled for license
               agreement revisions                 (7,916,667)     (4,750)         4,750                                         --

          5:1 forward stock split                         5:1

          Net Loss through December 31, 2001                                                   (181,335)                   (181,335)

                                                   ----------    --------    -----------    -----------    --------   -----------
BALANCES December 31, 2001                          2,500,000       1,500        202,000       (288,298)         --         (84,798)

          Issuance of common stock                    583,333         350         64,635                                     64,985

          Net Loss through December 30, 2002                                                    (10,534)                    (10,534)

                                                   ----------    --------    -----------    -----------    --------   -----------
BALANCES December 31, 2002                          3,083,334       1,850        266,635       (298,832)         --         (30,347)

          Shares issued during the period
               Shares issued for cash               2,433,333       1,460        202,540                                    204,000
               Shares Issued for
                 Superclick Networks, Inc.
                 acquisition                       14,025,800       8,415      1,236,520                                  1,244,935

          6:1 reverse stock split                         1:6

          Foreign Currency Translation
          Adjustment                                                                                         (7,476  )       (7,476)

          Net Loss through October 31, 2003                                                     (89,542)                    (89,542)

BALANCES October 31, 2003                          19,542,467    $ 11,725    $ 1,705,695    $  (388,374)   $ (7,476  )  $ 1,321,570
          Shares issued during the period
               Shares issued for cash               4,999,994       3,000      1,522,000                                  1,525,000
               Shares issued for services             523,106         314        239,705                                    240,019
               Stock options granted                                              38,439                                     38,439
               Fees related to share issuance                                    (72,010)                                   (72,010)
          Foreign Currency Translation
          Adjustment                                                                                         33,426          33,426

          Net Loss through July 31, 2004                                                       (597,890)                   (597,890)

                                                   ----------    --------    -----------    -----------    --------   -----------
BALANCES July 31, 2004                             25,065,567    $ 15,039    $ 3,433,829    $  (986,264)   $ 25,950   $ 2,488,554
                                                   ----------    --------    -----------    -----------    --------   -----------

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Unaudited Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended July 31, 2004, and 2003, and The Period June 3, 1999 (Date of Inception) to July 31, 2004
--------------------------------------------------------------------------------

                                                                  Three         Three          Nine          Nine       June 3,
                                                                  Months        Months        Months         Months      1999
                                                                  Ended         Ended         Ended          Ended     (Inception)
                                                                 July 31,      July 31,      July 31,       July 31,   to July 31,
                                                                 --------      --------      ---------      --------   -----------
                                                                   2004          2003           2004          2003         2004
                                                                 --------      --------      ---------      --------    ---------
Net Gain/(Loss)                                                  $(54,440)     $(14,115)     $(597,890)     $(10,588)   $(986,264)

Other Comprehensive Income gain (Loss)                                 --            --             --            --           --

     Foreign Currency Translation Adjustment                       57,892            --         33,426            --       25,950
                                                                 --------      --------      ---------      --------    ---------

Net Comprehensive Gain/(Loss)                                    $  3,452      $(14,115)     $(564,464)     $(10,588)   $(960,314)
                                                                 ========      ========      =========      ========    =========

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three and Nine Months Ended July 31, 2004 and 2003, and The Period June 3, 1999 (Date of Inception) to July 31, 2004
--------------------------------------------------------------------------------

                                                                  Three         Three          Nine          Nine       June 3,
                                                                  Months        Months        Months         Months      1999
                                                                  Ended         Ended         Ended          Ended     (Inception)
                                                                 July 31,      July 31,      July 31,       July 31,   to July 31,
                                                                 --------      --------      ---------      --------   -----------
                                                                   2004          2003           2004          2003         2004
                                                                 --------      --------      ---------      --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                  $ (54,440)   $(14,115)   $  (597,890)   $(10,588)   $  (986,264)
       Adjustments to reconcile net loss
          to net cash used by operating activities:
               Depreciation                                          5,693          --         12,385          --         14,981
               Amortization                                             --          --             --          40          5,361
               Compensation expense on intrinsic
                  value of options issued                           34,236          --         38,439          --         38,439
               License impairment agreement                             --          --             --          --          4,639
               Abondonment of furniture and equipment                   --          --             --          --          1,315
               Loss on investment                                       --          --             --          --         90,000
CHANGES IN CURRENT ASSETS AND CURRENT
       LIABILITIES: (Net of effect of acquisition)
       (Increase) decrease in current assets:
               Accounts receivable                                (366,933)         --       (741,900)         --       (612,745)
               Other receivables                                   (14,458)         --        (38,456)         --        (50,353)
               Prepaid expenses                                     12,459          --        (19,269)         --        (20,073)
               Inventory                                           (62,114)         --       (106,983)         --       (108,012)
       Increase (decrease) in current current liabilities:
               Accounts payable and accrued expenses               115,879      (7,298)       263,895      11,691        204,295
               Accrued payroll                                     (21,239)         --        (50,998)         --        (61,264)
               Accrued other                                        13,875          --         33,346          --         49,699
                                                                 ---------    --------    -----------    --------    -----------
               NET CASH USED FOR OPERATING ACTIVITIES             (337,040)    (21,413)    (1,207,432)      1,143     (1,429,983)
CASH FLOWS FROM INVESTING ACTIVITIES:
               Cash to acquire Superclick Networks, Inc.                --          --             --          --       (145,000)
               Acquisition of furniture and equipment              (57,814)         --        (85,554)         --        (89,894)
                                                                 ---------    --------    -----------    --------    -----------
               NET CASH USED FOR INVESTING ACTIVITIES              (57,814)         --        (85,554)         --       (234,894)
CASH FLOWS FROM FINANCING ACTIVITIES:
               Sale of common stock                                445,490      20,000      1,693,009      30,000      2,065,494
               Repayment of Note payable                                --          --        (23,143)         --             --
               Related party loan                                       --          --             --     (30,780)        (6,762)
                                                                 ---------    --------    -----------    --------    -----------
               NET CASH PROVIDED  BY FINANCING ACTIVITIES          445,490      20,000      1,669,866        (780)     2,058,732
       EFFECT OF EXCHANGE RATE CHANGES ON CASH                      42,002      29,855         25,632
NET INCREASE [DECREASE] IN CASH                                     92,638      (1,413)       406,736         363        419,487
CASH, beginning of period                                          333,421       2,541         19,323         765             --
CASH acquired                                                           --          --             --          --          6,572
                                                                 ---------    --------    -----------    --------    -----------
CASH, end of period                                              $ 426,059    $  1,128    $   426,059    $  1,128    $   426,059
                                                                 =========    ========    ===========    ========    ===========
Other non-cash investing and financing activities:
       License agreement acquired by issue of common stock       $      --    $     --    $        --    $     --    $    10,000
       Nordic Racing Limited acquired by issue of common stock   $      --    $     --    $        --    $     --    $    90,000
       Forgiveness of related party loan                         $      --    $     --    $        --    $     --    $    38,864
       Shares issued for services                                $ 240,019    $     --    $   240,019    $     --    $   240,019
       Interest paid                                             $     844    $     --    $     2,071    $     --    $     2,303
       Taxes paid                                                $      --    $     --    $        --    $     --    $        --

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Supplemental Schedule of Non-Cash Investing and Financing Activities (Unaudited)
--------------------------------------------------------------------------------

The Company purchased all of the issued and outstanding stock of Superclick Networks, Inc. The fair value of the assets and liabilities acquired were as follows at October 8, 2003:

Cash                                                                $     6,572
Accounts receivable                                                     205,283
R&D tax credit receivable                                                71,833
Prepaid expenses                                                          8,106
Inventory                                                                21,720
Property and Equipment (net)                                             40,746
Intangible Assets, Net                                                      106
Excess of cost over net assets acquired                               1,354,606
                                                                      1,708,972

Accounts payable and accrued expenses                                  (315,645)
Notes payable to shareholder                                            (19,844)
Note payable to Superclick, Inc (eliminated in
consolidation at October 31, 2003)
                                                                       (130,000)
Currency translation adjustment                                          16,452
Acquisition expenses                                                $    15,000
Fair value of common stock issued                                   $ 1,244,935

                                Superclick, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                     For The Nine Months Ended July 31, 2004

Note A-Organization And Summary Of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Superclick, Inc. (the "Company"), as of July 31, 2004 and for the three and nine month periods ended July 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the ten months ended October 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Pursuant to a share purchase agreement dated October 7, 2003, the Company acquired 100% of the issued and outstanding shares of Superclick Networks, Inc. ("SNI") from its shareholders. In consideration for acquiring all of the SNI shares the Company has issued to its previous shareholders 14,025,800 shares of Superclick, Inc. Accordingly, SNI became the Company's wholly-owned subsidiary as of October 8, 2003. The consolidated financial statements include the operations of SNI from October 8, 2003 through July 31, 2004.

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

Principles of consolidation

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

Advertising

Superclick, Inc. and its wholly-owned subsidiary expense all advertising as incurred. The Company has not incurred any advertising expense from the date of the acquisition through October 31, 2003. During nine months ended July 31, 2004, the Company incurred expenses of $338 for advertising.

Loss per common share

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

Intangible assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:
                                                   July 31, 2004
                                    --------------------------------------------
                                     Gross                              Net
                                    Intangible      Accumulated      Intangible
                                     Assets         Amortization       Assets
                                    ----------      ------------     -----------
Goodwill                            $1,354,606      $        0       $1,354,606
Other intangibles                          500              500               0
Total                               $1,355,106      $       500      $1,354,606

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

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. For the three months ended July 31, 2004, two customers individually accounted for 40% and 33%, respectively, of accounts receivable.

For the three months ended July 31, 2004, approximately 59% of SNI's net sales were made to customers outside the United States.

SNI has been dependent on third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment. For the three months ended July 31, 2004, SNI's five largest suppliers accounted for 70% of product and service purchases, respectively. SNI is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at July 31, 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Research and development

Expenses related to present and future products are expensed as incurred.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

              Furniture and Fixtures            $  80,447
              Computer Hardware                    51,333
              Fabrication Mold and Dye             17,116
              Leasehold Improvements               14,610
              Computer Software                       792
                                                ---------
                                                  164,298
              Accumulated Depreciation            (49,232)
                                                ---------
                                                  115,066

NOTE C - NET OPERATING LOSS CARRY FORWARD

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At October 31, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by $250,000 for the nine months ended July 31, 2004.

                     United States Corporation Income Taxes
                     --------------------------------------
        Year of Loss               Amount           Expiration Date
      -----------------          ----------        -----------------
      9 months ending
        July 31, 2004            $  626,202          July 31, 2024
      October 31, 2003           $   68,638         October 31, 2023
      December 31, 2002              10,534        December 31, 2022
      December 31, 2001             181,335        December 31, 2021
      December 31, 2000              88,027        December 31, 2020
      December 31, 1999              18,936        December 31, 2019
                                 $  993,672

The  expiration  dates for U.S. net  operating  losses may be  extendable  under
Section 381 of the U.S. Internal Revenue Code. After reorganization or other change in corporate ownership, the use of certain carryforwards may be limited or prohibited. After an ownership change, the amount of income that a corporation may offset each year by preacquisition NOL carryforwards is generally limited to an amount determined by multiplying the value of the equity of the corporation just prior to the ownership change by the federal long-term tax-exempt rate in effect on the date of the change. Any unused limitation may be carried forward and added to the next year's limitation. The annual limitation is approximately $44,000.

                              Canadian Income Taxes
                              ---------------------
        Year of Loss               Amount           Expiration Date
      -----------------          ----------        -----------------
      October 31, 2002           $  201,968         October 31, 2009
      October 31, 2001               12,498         October 31, 2008
                                 $  214,466

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

NOTE E - COMMON STOCK

On October 10, 2003, the Company affected a 1-for-6 reverse stock split for all shareholders on record as of that date. All share and per share amounts shown in these financial statements retroactively reflect the reverse stock split for all periods presented.

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

During the quarter ended January 31, 2004, all 1,933,333 of the series "A" Warrants were exercised at $.18 per share, resulting in $348,000 net proceeds to the Company and the issuance of 1,933,333 restricted common shares.

During the quarter ended April 30, 2004 966,665 of series "B" Warrants were exercised at $.24 per share, resulting in $232,000 net proceeds to the Company and the issuance of 966,665 restricted common shares. 966,668 "B" Warrants were unexercised as of July 31, 2004 (See note F below). As of April 30, 2004 and commensurate with our recent private placement filed under Form SB-2 filed June 8, 2004, the Company issued 999,999 shares of common stock in exchange for $450,000. Each share issued in accordance with the private placement is entitled to one "A" Warrant with an exercise price of $0.60 per share. In addition, the Company issued 523,106 shares of Common Stock in exchange for services with a total value of $240,019.

During the quarter ended July 31, 2004 the Company placed 1,099,999 units in a private placement at a per unit price of $.45, which consisted of one common share and one A Warrant with an exercise price of $.60. We have received aggregate net proceeds of approximately $495,000.

NOTE F - WARRANTS

At July 31, 2004 the Company had 966,668 "B" Warrants and 2,099,999 "A" Warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

                                                      Exercise
 Warrant                        Number of        Price Per     Expiration
  Class                         Warrants          Warrant        Date
 -------                        ---------        --------      ----------
    B                            386,668         $   0.24         9/9/06
    B                            193,333         $   0.24        9/29/06
    B                            193,333         $   0.24       10/15/06
    B                            193,334         $   0.24       10/22/06
                                --------
 Subtotal                        966,668

    A                             55,555         $   0.60        4/14/07
    A                            444,444         $   0.60        4/19/07
    A                            100,000         $   0.60        4/19/07
    A                            100,000         $   0.60        4/23/07
    A                            100,000         $   0.60        4/29/07
    A                            100,000         $   0.60        4/29/07
    A                            100,000         $   0.60        4/29/07
    A                            100,000         $   0.60         5/7/07
    A                            200,000         $   0.60        5/10/07
    A                            100,000         $   0.60        5/11/07
    A                            100,000         $   0.60        5/12/07
    A                            100,000         $   0.60        5/17/07
    A                             11,000         $   0.60        5/24/07
    A                            100,000         $   0.60        5/24/07
    A                            200,000         $   0.60         6/2/07
    A                            100,000         $   0.60        6/16/07
    A                             89,000         $   0.60        6/17/07
                               ---------
Subtotal                       2,099,999
                               ---------
Total                          3,066,667
                               =========

NOTE G - STOCK INCENTIVE PLANS

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

The total number of shares of Stock set aside for Awards may be granted under the Plan shall be 2,000,000 shares. The Company may issue each of the following under this Plan: Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award The Plan was effective April 9, 2004 (the "Effective Date"), provided that within one year of the Effective Date, the Plan shall have been approved by at least a majority vote of stockholders. No Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award shall be granted pursuant to the Plan ten years after the Effective Date.

On March 4, 2004, the Company awarded its CEO a non-qualified stock option to purchase 884,784 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of March 3, 2006. The options vest and become exercisable at a rate of 38,866 per month over a twenty-four month period. On June 1, 2004, the Company awarded employees non-qualified stock options to purchase 720,000 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of June 1, 2006. The options vest and become exercisable at a rate of 90,000 per quarter over a twenty-four month period. The Company has recorded compensation expense of $38,439 through July 31, 2004 as the option's prices were less than the fair market value of the Company's stock on the award dates. The compensation amount is amortized over the options' vesting periods.

On December 31, 2003, the Board of Directors of the Company adopted the 2004 Superclick, Inc. Non-Employee Director's Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of Options, Restricted Stock, and/or Deferred Stock to an Awardee. The total number of shares of Common Stock which may be awarded under the Plan is 1,500,000. If any awarded shares are forfeited, they become available for future issuance. An annual aggregate limit of 300,000 shares (including Options, Restricted Stock, and Deferred Stock) is set for any individual Director.

The Stock Incentive Plan shall have a duration of ten years commencing on January 1, 2004. Awardees are defined as director to whom an award is made. An eligible director is any person who on the date of grant is a member of the Board of Directors of the Company and is not an employee of the Company or of any Subsidiary. Stock Options are non-qualified right-to-buy Options for the purchase of Common Stock of the Company. The term of each Option shall be ten years from the Date of Grant. The Option Price shall be the Fair Market Value of Superclick, Inc. Common Stock on the date the Option is granted. Under no circumstances shall any Option vest in less than one year from the date of grant. Shares purchased upon exercise of an Option must be paid for in full at the time of exercise either in cash or with currently owned shares. Neither the Committee on Directors and Governance nor the Board of Directors may re-price any Option that is less than the option exercise price. Restricted Stock is Common Stock of the Company restricted as to sale in such fashion as the Committee on Directors and Governance shall determine. Prior to the lifting of the restrictions, the Awardee will be entitled to receive dividends from and to vote the shares of Restricted Stock.

During the quarter ended April 30, 2004, the Company awarded 273,106 restricted shares of its common stock to directors totaling $177,519. No shares were issued to directors during the quarter ended July 31, 2004.

The following table summarizes the Company's stock option activity for the quarter ended July 31:

                                                          2004
                                             --------------------------------
                                                            Weighted Average
                                               Shares        Exercise Price
Outstanding at
beginning of period                            884,784             $0.50
Granted                                        720,000              0.50
Forfeited                                           --                --
                                             ---------         ---------
Outstanding at
end of quarter                               1,604,784             $0.50
                                             =========         =========
Options exerciseable
at quarter end                                 147,464
                                             =========         =========

The following table summarizes information about the Company's stock options outstanding at July 31, 2004:

                       Options Outstanding              Options Exercisable
            ----------------------------------------    ---------------------
              Number         Weighted       Weighted                 Weighted
Range of    Outstanding      Average        Average                   Average
Exercise    At July 31,    Contractural     Exercise      Number     Exercise
 Prices        2004        Life (years)      Price      Outstanding   Price
--------    -----------    ------------    ---------    -----------  --------
$0.50        1,604,784            1.70     $    0.50       147,464   $  0.50
             -----------   ------------    ---------    -----------  --------
Total        1,604,784            1.70     $    0.50       147,464   $  0.50
             ===========   ============    =========    ===========  ========


The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its options issued to employees.

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the three and nine months ended July 31, 2004 would have been:

                                         Three months            Nine months
                                       Ended July 31, 2004   Ended July 31, 2004
                                       -------------------   -------------------
    Net loss as reported                  $   (54,440)            $(597,890)
    Pro forma                             $  (111,186)            $(677,709)
    Net loss per share, as reported       $      (.00)               $.(03)
    Pro forma                             $      (.00)            $    (.03)

The weighted average fair value of options granted during 2004 was $0.56 per share. The fair value of each option granted in 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                  2004
                                                --------
         Risk free interest rate                  2.768%
         Expected life (years)                       2.
         Volatility                              152.44%
         Dividend yield                              --

NOTE H - RELATED PARTY TRANSACTION

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
                                                $5,247

The Company's SNI subsidiary incurred $10,624 in rent expense during the nine months ended July 31, 2004.

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

OVERVIEW

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JULY 31, 2004 AND 2003

During the three and nine months ended July 31, 2004 the Company had net sales of $804,701 and $1,420,891, respectively compared with no net sales for the three and nine months ended July 31, 2003. The increase in net sales was the result of the acquisition of Superclick Networks, Inc.

For the three and nine months ended July 31, 2004, general and administrative expense was $405,819 and $1,156,164, respectively compared with $14,115 and $49,452 for the three and nine months ended July 31, 2003, respectively. The increase was the result of the acquisition of Superclick Networks, Inc.

Net loss for the three and nine months ended July 31, 2004 was $54,440 and $597,890, respectively compared to a net loss of $14,115 and $10,588 for the three and nine months ended July 31, 2003, respectively. The increase in net losses was the result of the acquisition of Superclick Networks, Inc.

FINANCIAL CONDITION From inception to July 31, 2004, we incurred an accumulated deficit of $986,264, and we expect to incur additional losses through the year ending October 31, 2004 and for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the subsidiary.

We have financed our operations since inception primarily through equity financing. During the three months ended July 31, 2004, we had a net increase in cash of $92,638. Total cash resources as of July 31, 2004 was $426,059 compared with $19,323 at October 31, 2003.

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

COMMITMENTS AND CONTINGENCIES

             Our principal contractual obligations consist of minimum annual rental commitments under non-cancelable operating lease for our office equipment. At July 31, 2004, our contractual obligations under these leases and other commitments were as follows:


CONTRACTUAL OBLIGATIONS

                                                                PAYMENTS DUE BY PERIOD
                                                     --------------------------------------------
                                                                LESS
                                                                THAN 1      1-3      4-5   AFTER 5
                                                      TOTAL      YEAR      YEARS    YEARS   YEARS
                                                     ------     ------     ------   -----  -------
Long-term debt                                       $   --         --         --     --     --
Capital lease obligations                            $   --         --         --     --     --
Operating lease obligations                          $5,247     $2,739     $2,580     --     --
Purchase obligations                                 $   --         --         --     --     --
Other long-term liabilities on the balance sheet     $   --         --         --     --     --
Total                                                $5,247     $2,739     $2,580     --     --

      We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

RISK FACTORS

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that the combined Company does obtain will be sufficient to meet the combined Company's needs in the long term. Through July 31, 2004, a significant portion of our financing has been through private placements of common stock and warrants. Unless our operations generate significant revenues, we will continue to fund operations from cash on hand and through similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses through at least October 31, 2004. Based on our current resources, we will need additional equity or debt financing or we will need to generate revenues through sales of our products or entering into strategic alliances to be able to sustain our operations until we achieve profitability, if ever.

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

                                     Part II

ITEM 4. Exhibits And Reports On Form 10-QSB July 31, 2004

(A)   Exhibits

      99.1 Interim CEO and CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(B)   Reports On Form 10-QSB 9-30.

      None

ITEM 5. Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Superclick, Inc.
                                         /s/ John Glazik
                                         ---------------------------------------
                                         Name: John Glazik
                                         Title: CEO