Form 10QSB/A
period 2004-07-31
SUPERCLICK INC
filed 2005-01-18
CIK 1104891

Securities And Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                5001 LBJ Freeway
                                Suite 700 PMB173
                                Dallas, TX 75244
                                 (858) 518-1387
          ------------------------------------------------------------
          (Address, Including Zip Code, And Telephone Number, Including
            Area Code, Of Registrant's mailing address in California)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|  No |_|

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of July 31, 2004 was 24,173,902.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

                                     Part I

Item 1.   Financial Statements

Consolidated Balance Sheet as of July 31, 2004 (as restated) (Unaudited)   3

Consolidated Statements of Operations and accumulated
   deficit for the three and nine months ended July 31,
   2004 (as restated) and 2003, and for the Period
   June 3, 1999(Date of inception) to
   July 31, 2004 (unaudited) .......................................       4

Consolidated Statements of Stockholders Equity for the
   nine months ended July 31, 2004 (as restated) and for the period
   June 3, 1999 (Date of inception) to July 31, 2004 (unaudited).....      5

Consolidated Statements of Comprehensive Income (Loss) for the
   three and nine months ended July 31, 2004 (as restated) and 2003, and the Period June 3, 1999 (Date of Inception) to July 31, 2004
  (unaudited) .......................................................       6

Consolidated Statements of Cash Flows for the three and nine months ended July 31, 2004 (as restated) and 2003, and for the period
   June 3, 1999 (Date of inception) to July 31, 2004 (unaudited)......      7

Supplemental Schedule of Non-Cash Investing and Financing Activities.       8

Notes To Financial Statements (Unaudited) ...........................       9

Item 2.   Management's Discussion and Analysis ......................      25

Item 3.   Controls and Procedures....................................      28

                           Part II - Other Information

Item 4.   Exhibits and Reports on Form 8-K ..........................      28

Item 5.   Signatures ................................................      29

THIS QUARTERLY REPORT ON FORM 10-QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING PARTS OF OUR QUARTERLY REPORT ON FORM 10-QSB FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2004. ALL INFORMATION IN THIS 10-QSB/A IS AS OF THE DATE OF OUR QUARTERLY REPORT ON FORM 10-QSB, filed on September 14, 2004 EXCEPT AS STATED HEREIN. THIS REPORT INCLUDES AMENDMENTS TO ITEM 1, FINANCIAL STATEMENTS, AND ITEM 2, MANAGEMENT'S DISCUSSION AND ANSLYSIS.

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet (Restated)
July 31, 2004

==============================================================================================
                                                                                   July 31,
ASSETS                                                                               2004
--------------                                                                   ------------
CURRENT ASSETS                                                                    (Unaudited)
-------------
        Cash                                                                     $    426,059
        Accounts receivable                                                           820,772
        Tax credits receivable                                                        121,977
        Prepaid expenses                                                               28,223
        Work In Process Inventory, net of reserve of $28,203                           85,684
                                                                                 ------------
               TOTAL CURRENT ASSETS                                                 1,482,716

Fixed assets (Note B)
        Cost                                                                          164,298
        Accumulated Depreciation                                                      (49,232)
                                                                                 ------------
        Net                                                                           115,066

Goodwill                                                                            1,354,606

               TOTAL ASSETS                                                      $  2,952,388
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued expenses :
               Accounts payable                                                  $    463,450
               Accrued payroll                                                          4,391
               Accrued other                                                           41,132
                                                                                 ------------
               TOTAL CURRENT LIABILITIES                                              508,974

COMMITMENT (Note I)

STOCKHOLDERS' EQUITY (Note E)
               Preferred stock, par value $.0001; 20,000,000
               shares authorized; 0 issued and outstanding                                 --

               Common stock, par value $.0006, 121,000,000 shares authorized;
               issued and outstanding 24,173,902 at July 31                            14,504
               Common stock subscribed                                                232,000

              Additional paid-in capital                                            3,257,864
              Deficit accumulated during the development stage                     (1,086,132)
               Accumulated other comprehensive gain (loss)
                    (Cumulative translation adjustment)                                25,178
                                                                                 ------------

               TOTAL STOCKHOLDERS' EQUITY                                           2,443,415
                                                                                 ------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  2,952,388
                                                                                 ============

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Unaudited Consolidated Statements of Operations For the Three and Nine Months Ended July 31, 2004 and 2003, and The Period June 3, 1999 (Date of Inception) to July 31, 2004 (Restated)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                             June 3, 1999
                                             Three Months     Three Months    Nine Months     Nine Months     (Inception)
                                               Ended 31,        Ended 31,     Ended July 31,   Ended July 31,  to July 31,
                                              ------------    ------------    ------------    ------------    ------------
                                                 2004              2003            2004           2003           2004
                                              ------------    ------------    ------------    ------------    ------------
Revenue                                        (Restated)                      (Restated)                      (Restated)
      Net Sales                               $    804,701    $         --    $  1,420,891    $         --    $  1,423,583
      Cost of goods sold                           497,690              --         906,985              --         910,008
                                              ------------    ------------    ------------    ------------    ------------
      Gross Profit                                 307,011              --         513,906              --         513,575

Cost and Expenses
      Loss on equity method investment                  --              --              --              --          90,000
      Bank charges                                   7,668              50          15,807             125          16,780
      Communication                                 17,518              --          43,864              --          56,100
      Consulting fees                               42,520              --          51,796              --          70,497
      Meals and entertainment                        1,163              --          12,573              --          48,272
      Depreciation and amortization                  5,693              --          12,384              40          20,341
      Marketing and promotion                       21,020              --          26,302              --          57,331
      Office                                        15,254             827          45,344           2,862          52,466
      Director Compensation                         55,500              --         233,019              --         233,019
      Professional fees                             67,761          12,984         180,179          45,369         394,488
      Investor relations                            25,340             170         100,195            (278)        128,925
      Loss due to license revisions                     --              --              --              --           4,639
      Write down of furniture and equipment             --              --              --              --           1,315
      Salary and wages                             166,523              --         394,866              --         427,086
      Travel                                        32,829              --          82,582             375         113,841
      Taxes & Licenses                               1,301              84           9,147              84           9,947
      Research and development                         385              --           1,535              --         (12,780)
      Interest expense                                 844              --           2,071             875           6,304
                                              ------------    ------------    ------------    ------------    ------------
      Total Expenses                               461,319          14,115       1,211,664          49,452       1,718,571
                                              ------------    ------------    ------------    ------------    ------------
Loss from Operations                              (154,308)        (14,115)       (697,758)        (49,452)     (1,204,996)
Gain on sale of investment                              --              --              --                          80,000
Gain on forgiveness of debt                             --              --              --          38,864          38,864
                                              ------------    ------------    ------------    ------------    ------------
      Total Other Income                                --              --              --          38,864         118,864

       Net Earnings (Loss)                    $   (154,308)   $    (14,115)   $   (697,758)   $    (10,588)   $ (1,086,132)
                                              ============    ============    ============    ============    ============
      Net (Loss) per common share
      Basic and diluted                       $      (0.01)   $      (0.00)   $      (0.03)   $      (0.00)
                                              ============    ============    ============    ============

      Weighted average common shares
           outstanding Basic and diluted        24,047,946       3,500,000      22,146,722       3,226,543

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholder's Equity
For the Nine Months Ended July 31, 2004, Years Ended December 31, 2000, 2001, 2002, Ten Months Ended October, 31, 2003, and The Period June 3, 1999 (Date of Inception) to July 31, 2004 (Restated)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                               Common Stock                                  Accumulated
                                                       -------------------------                Additional   during the
                                                           Number of                             Paid-in     Development
                                                           Shares       Amount    Subscribed     Capital       Stage
                                                       -------------- ----------  ------------ ------------- ---------------
BALANCES June 3, 1999                                             --   $     --     $      --   $        --    $         --

      Shares issued during the period
        Shares issued to acquire license (Note B)          8,333,333      5,000                       5,000
        Shares issued for cash                             1,916,667      1,150                     102,350

      Net loss for the period from June 3, 1999
      (inception) through December 31, 1999                                                                         (18,936)
                                                       -------------- ----------  ------------ ------------- ---------------
BALANCES December 31, 1999                                10,250,000      6,150            --       107,350         (18,936)

      Net loss for 2000                                                                                             (88,027)
                                                       -------------- ----------  ------------ ------------- ---------------
BALANCES December 31, 2000                                10,250,000      6,150            --       107,350        (106,963)

      Shares issued during the period
        Shares Issued for Nordic acquisition                 166,667        100                      89,900

      Shares cancelled during the period
        Shares cancelled for license
        agreement revisions                               (7,916,667)    (4,750)                      4,750

      5:1 forward stock split                                    5:1

      Net Loss through December 31, 2001                                                                           (181,335)
                                                       -------------- ----------  ------------ ------------- ---------------
BALANCES December 31, 2001                                 2,500,000      1,500            --       202,000        (288,298)

      Issuance of common stock                               583,333        350                      64,635

      Net Loss through December 30, 2002                                                                            (10,534)
                                                       -------------- ----------  ------------ ------------- ---------------
BALANCES December 31, 2002                                 3,083,334      1,850            --       266,635        (298,832)

      Shares issued during the period
        Shares issued for cash                             2,433,333      1,460                     202,540
        Shares Issued for Superclick Networks, Inc.
             acquisition                                  14,025,800      8,415                   1,236,520

      6:1 reverse stock split                                    1:6

      Foreign Currency Translation Adjustment

      Net Loss through October 31, 2003                                                                             (89,542)
                                                       -------------- ----------  ------------ ------------- ---------------
BALANCES October 31, 2003                                 19,542,467   $ 11,725     $      --   $ 1,705,695    $   (388,374)
      Shares issued during the period
        Shares issued for cash (Restated)                  4,033,329      2,420       232,000     1,290,580
        Shares issued for services (Restated)                598,106        359                     295,160
        Stock options granted                                                                        38,439
        Fees related to share issuance                                                              (72,010)
      Foreign Currency Translation Adjustment (Restated)

      Net Loss through July 31, 2004 (Restated)                                                                    (697,758)
                                                       -------------- ----------  ------------ ------------- ---------------
BALANCES July 31, 2004                                    24,173,902   $ 14,504     $ 232,000   $ 3,257,864    $ (1,086,132)
                                                       ============== ==========  ============ ============= ===============


----------------------------------------------------------------------------------------


                                                       Accumulated Other
                                                       Comprehensive         Total
                                                           Income         Stockholders'
                                                        -------------  ---------------
BALANCES June 3, 1999                                       $      --     $        --

      Shares issued during the period
        Shares issued to acquire license (Note B)                              10,000
        Shares issued for cash                                                103,500

      Net loss for the period from June 3, 1999
      (inception) through December 31, 1999                                   (18,936)
                                                        -------------  ---------------
BALANCES December 31, 1999                                        --           94,564

      Net loss for 2000                                                       (88,027)
                                                        -------------  ---------------
BALANCES December 31, 2000                                        --            6,537

      Shares issued during the period
        Shares Issued for Nordic acquisition                                   90,000

      Shares cancelled during the period
        Shares cancelled for license
        agreement revisions                                                        --

      5:1 forward stock split

      Net Loss through December 31, 2001                                     (181,335)
                                                        -------------  ---------------
BALANCES December 31, 2001                                        --          (84,798)

      Issuance of common stock                                                 64,985

      Net Loss through December 30, 2002                                      (10,534)
                                                        -------------  ---------------
BALANCES December 31, 2002                                        --          (30,347)

      Shares issued during the period
        Shares issued for cash                                                204,000
        Shares Issued for Superclick Networks, Inc.
             acquisition                                                    1,244,935

      6:1 reverse stock split

      Foreign Currency Translation Adjustment                 (7,476)          (7,476)

      Net Loss through October 31, 2003                                       (89,542)
                                                        -------------  ---------------
BALANCES October 31, 2003                                   $ (7,476)     $ 1,321,570
      Shares issued during the period
        Shares issued for cash (Restated)                                   1,525,000
        Shares issued for services (Restated)                                 295,519
        Stock options granted                                                  38,439
        Fees related to share issuance                                        (72,010)
      Foreign Currency Translation Adjustment (Restated)      32,654           32,654

      Net Loss through July 31, 2004 (Restated)                              (697,758)
                                                        -------------  ---------------
BALANCES July 31, 2004                                      $ 25,178      $ 2,443,415
                                                        =============  ===============

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Unaudited Consolidated Statements of Comprehensive Income (Loss) For the Three and Nine Months Ended July 31, 2004, and 2003, and The Period June 3, 1999 (Date of Inception) to July 31, 2004 (Restated)

------------------------------------------------------------------------------------------------------------------------------
                                                      Three Months    Three Months  Nine Months   Nine Months   June 3, 1999
                                                        Ended           Ended         Ended         Ended       (Inception) to
                                                        July 31,        July 31,     July 31,      July 31,         July 31,
                                                      -----------    -----------    -----------    -----------    -----------
                                                         2004             2003          2004          2003           2004
                                                      -----------    -----------    -----------    -----------    -----------
                                                       (Restated)                     (Restated)                   (Restated)
Net Gain/(Loss)                                       $  (154,307)   $   (14,115)   $  (697,758)   $   (10,588)   $(1,086,132)

Other Comprehensive Income gain (Loss)                         --             --             --             --             --

     Foreign Currency Translation Adjustment               57,120             --         32,654             --         25,178
                                                      -----------    -----------    -----------    -----------    -----------

Net Comprehensive Gain/(Loss)                         $   (97,187)   $   (14,115)   $  (665,104)   $   (10,588)   $(1,060,954)
                                                      ===========    ===========    ===========    ===========    ===========

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the Three and Nine Months Ended July 31, 2004 and 2003, and The Period June 3, 1999 (Date of Inception) to July 31, 2004

-----------------------------------------------------------------------------------------------------------
                                                               Three Months    Three Months    Nine Months
                                                                 Ended           Ended           Ended
                                                                 July 31,        July 31,       July 31,
                                                               -----------    -----------    -----------
                                                                  2004            2003           2004
                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                           (Restated)                   (Restated)
     Net loss                                                  $  (154,307)   $   (14,115)   $  (697,758)
     Adjustments to reconcile net loss
        to net cash used by operating activities
         Depreciation                                                5,693             --         12,385
         Amortization                                                   --             --             --
         Compensation expense on intrinsic
            value of options issued                                 34,236             --         38,439
         License impairment agreement                                   --             --             --
         Abandonment of furniture and equipment                         --             --             --
         Loss on investment                                             --             --             --
CHANGES IN CURRENT ASSETS AND CURRENT
     LIABILITIES: (Net of effect of acquisition)
     (Increase) decrease in current assets:
         Accounts receivable                                      (366,933)            --       (741,900)
         Other receivables                                         (14,458)            --        (38,456)
         Prepaid expenses                                           12,459             --        (19,269)
         Inventory                                                 (17,745)            --        (62,614)
     Increase (Decrease) in current liabilities:
         Accounts payable and accrued expenses                     115,879         (7,298)       263,895
         Accrued payroll                                           (21,239)            --        (50,998)
         Accrued other                                              13,875             --         33,346
                                                               -----------    -----------    -----------
         NET CASH USED FOR OPERATING ACTIVITIES                   (392,540)       (21,413)    (1,262,930)
CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash to acquire Superclick Networks, Inc.                      --             --             --
         Acquisition of furniture and equipment                    (57,814)            --        (85,554)
                                                               -----------    -----------    -----------
         NET CASH USED FOR INVESTING ACTIVITIES                    (57,814)            --        (85,554)
CASH FLOWS FROM FINANCING ACTIVITIES:
         Sale of common stock                                      500,990         20,000      1,748,509
         Repayment of note payable                                      --             --        (23,143)
         Related party loan                                             --             --             --
                                                               -----------    -----------    -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                 500,990         20,000      1,725,366
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             42,002             --         29,855
NET INCREASE (DECREASE) IN CASH                                     92,638         (1,413)       406,736
CASH, beginning of period                                          333,421          2,541         19,323
CASH acquired                                                           --             --             --
                                                               -----------    -----------    -----------
CASH, end of period                                            $   426,059    $     1,128    $   426,059
                                                               ===========    ===========    ===========
Other non-cash investing and financing activities:
     License agreement acquired by issue of common stock       $        --    $        --    $        --
     Nordic Racing Limited acquired by issue of common stock   $        --    $        --    $        --
     Forgiveness of related party loan                         $        --    $        --    $        --
     Shares issued for services (Restated)                     $    55,500    $        --    $   295,519
     Interest paid                                             $       844    $        --    $     2,071
     Taxes paid                                                $        --    $        --    $        --


-------------------------------------------------------------------------------------------
                                                                 Nine Months   June 3, 1999
                                                                   Ended      (Inception) to
                                                                  July 31,       July 31,
                                                               -----------    -----------
                                                                   2003           2004
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                         (Restated)
     Net loss                                                  $   (10,588)   $(1,086,132)
     Adjustments to reconcile net loss
        to net cash used by operating activities
         Depreciation                                                   --         14,981
         Amortization                                                   40          5,361
         Compensation expense on intrinsic
            value of options issued                                     --         38,439
         License impairment agreement                                   --          4,639
         Abandonment of furniture and equipment                         --          1,315
         Loss on investment                                             --         90,000
CHANGES IN CURRENT ASSETS AND CURRENT
     LIABILITIES: (Net of effect of acquisition)
     (Increase) decrease in current assets:
         Accounts receivable                                            --       (612,745)
         Other receivables                                              --        (50,353)
         Prepaid expenses                                               --        (20,073)
         Inventory                                                      --        (63,643)
     Increase (Decrease) in current liabilities:
         Accounts payable and accrued expenses                      11,691        204,295
         Accrued payroll                                                --        (61,265)
         Accrued other                                                  --         49,699
                                                               -----------    -----------
         NET CASH USED FOR OPERATING ACTIVITIES                      1,143     (1,485,482)
CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash to acquire Superclick Networks, Inc.                      --       (145,000)
         Acquisition of furniture and equipment                         --        (89,894)
                                                               -----------    -----------
         NET CASH USED FOR INVESTING ACTIVITIES                         --       (234,894)
CASH FLOWS FROM FINANCING ACTIVITIES:
         Sale of common stock                                       30,000      2,120,994
         Repayment of note payable                                      --             --
         Related party loan                                        (30,780)        (6,762)
                                                               -----------    -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                    (780)     2,114,232
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 --         25,632
NET INCREASE (DECREASE) IN CASH                                        363        419,487
CASH, beginning of period                                              765             --
CASH acquired                                                           --          6,572
                                                               -----------    -----------
CASH, end of period                                            $     1,128    $   426,059
                                                               ===========    ===========
Other non-cash investing and financing activities:
     License agreement acquired by issue of common stock       $        --    $    10,000
     Nordic Racing Limited acquired by issue of common stock   $        --    $    90,000
     Forgiveness of related party loan                         $        --    $    38,864
     Shares issued for services (Restated)                     $        --    $   295,519
     Interest paid                                             $        --    $     2,303
     Taxes paid                                                $        --    $        --

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Supplemental Schedule of Non-Cash Investing and Financing Activities (Unaudited) (restated)
--------------------------------------------------------------------------------------------------
The Company purchased all of the issued and outstanding stock of Superclick
Networks, Inc. The fair value of the assets and liabilities acquired were as follows at October 8, 2003:

Cash                                                                                $       6,572
Accounts receivable                                                                       205,283
R&D tax credit receivable                                                                  71,833
Prepaid expenses                                                                            8,106
Inventory                                                                                  21,720
Property and Equipment (net)                                                               40,746
Intangible Assets, Net                                                                        106
Excess of cost over net assets acquired                                                 1,354,606
                                                                                    -------------
                                                                                        1,708,972

Accounts payable and accrued expenses                                                    (315,645)
Notes payable to shareholder                                                              (19,844)
Note payable to Superclick, Inc (eliminated in consolidation at October 31, 2003)
                                                                                         (130,000)

Currency translation adjustment                                                            16,452
                                                                                    -------------

Acquisition expenses                                                                $      15,000
Fair value of common stock issued                                                   $   1,244,935
                                                                                    =============

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

Intangible assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

---------------------------------- ---- ----------------- ------------------------------ --------------------
                                                                  July 31, 2004
                                                                  -------------
---------------------------------- ---- ----------------- ------------------------------ --------------------
                                             Gross                                               Net
                                           Intangible              Accumulated                Intangible
                                             Assets                Amortization                 Assets
---------------------------------- ---- ----------------- ------------------------------ --------------------
Goodwill                                      $1,354,606                             $0           $1,354,606
---------------------------------- ---- ----------------- ------------------------------ --------------------
Other intangibles                                    500                            500                    0
---------------------------------- ---- ----------------- ------------------------------ --------------------
Total                                         $1,355,106                           $500           $1,354,606
---------------------------------- ---- ----------------- ------------------------------ --------------------

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

Research and development

Expenses related to present and future products are expensed as incurred.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Furniture and Fixtures     $        80,447
Computer Hardware                   51,333
Fabrication Mold and Dye            17,116
Leasehold Improvements              14,610
Computer Software                      792
                           ---------------
                                   164,298
Accumulated Depreciation           (49,232)
                           ---------------
                                   115,066

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

                                   United States Corporation Income Taxes
------------------------------------ ----------------------- --------------- --- --------------------------
           Year of Loss                                              Amount            Expiration Date
------------------------------------ ----------------------- --------------- --- --------------------------
   9 months ending July 31, 2004                                   $681,701               July 31, 2024
------------------------------------ ----------------------- --------------- --- --------------------------
         October 31, 2003                                          $ 68,638            October 31, 2023
------------------------------------ ----------------------- --------------- --- --------------------------
         December 31, 2002                                           10,534           December 31, 2022
------------------------------------ ----------------------- --------------- --- --------------------------
         December 31, 2001                                          181,335           December 31, 2021
------------------------------------ ----------------------- --------------- --- --------------------------
         December 31, 2000                                           88,027           December 31, 2020
------------------------------------ ----------------------- --------------- --- --------------------------
         December 31, 1999                                           18,936           December 31, 2019
------------------------------------ ----------------------- --------------- --- --------------------------
                                                                   $993,672
------------------------------------ ----------------------- =============== --- --------------------------

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

                                               Canadian Income Taxes
------------------------------------ ----------------------- --------------- --- --------------------------
           Year of Loss                                              Amount            Expiration Date
------------------------------------ ----------------------- --------------- --- --------------------------
         October 31, 2002                                          $201,968           October 31, 2009
------------------------------------ ----------------------- --------------- --- --------------------------
         October 31, 2001                                            12,498           October 31, 2008
------------------------------------ ----------------------- --------------- --- --------------------------
                                                                   $214,466
------------------------------------ ----------------------- =============== --- --------------------------

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

During the quarter ended April 30, 2004 966,665 of series "B" Warrants were exercised at $.24 per share, resulting in $232,000 net proceeds to the Company. The 966,665 restricted common shares were unissued as of July 31, 2004. 966,668 "B" Warrants were unexercised as of July 31, 2004 (See note F below). As of April 30, 2004 and commensurate with our recent private placement filed under

Form SB-2 filed June 8, 2004, the Company issued 999,999 shares of common stock in exchange for $450,000. Each share issued in accordance with the private placement is entitled to one "A" Warrant with an exercise price of $0.60 per share. In addition, the Company issued 523,106 shares of Common Stock in exchange for services with a total value of $240,019.

During the quarter ended July 31, 2004 the Company placed 1,099,999 units in a private placement at a per unit price of $.45, which consisted of one common share and one A Warrant with an exercise price of $.60. We have received aggregate net proceeds of approximately $495,000. In addition, the Company issued 75,000 shares of Common Stock in exchange for services with a total value of $55,500.

NOTE F - WARRANTS

At July 31, 2004 the Company had 966,668 "B" Warrants and 2,099,999 "A" Warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

                                        Exercise
  Warrant           Number of           Price Per           Expiration
   Class            Warrants             Warrant               Date
------------      --------------       ------------      ------------------
     B                  386,668             $ 0.24                  9/9/06
     B                  193,333             $ 0.24                 9/29/06
     B                  193,333             $ 0.24                10/15/06
     B                  193,334             $ 0.24                10/22/06
                  --------------
 Subtotal               966,668

     A                   55,555             $ 0.60                 4/14/07
     A                  444,444             $ 0.60                 4/19/07
     A                  100,000             $ 0.60                 4/19/07
     A                  100,000             $ 0.60                 4/23/07
     A                  100,000             $ 0.60                 4/29/07
     A                  100,000             $ 0.60                 4/29/07
     A                  100,000             $ 0.60                 4/29/07
     A                  100,000             $ 0.60                  5/7/07
     A                  200,000             $ 0.60                 5/10/07
     A                  100,000             $ 0.60                 5/11/07
     A                  100,000             $ 0.60                 5/12/07
     A                  100,000             $ 0.60                 5/17/07
     A                   11,000             $ 0.60                 5/24/07
     A                  100,000             $ 0.60                 5/24/07
     A                  200,000             $ 0.60                  6/2/07
     A                  100,000             $ 0.60                 6/16/07
     A                   89,000             $ 0.60                 6/17/07
                  --------------
Subtotal              2,099,999
                  --------------
Total                 3,066,667
                  ==============
===========================================================================

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

The following table summarizes the Company's stock option activity for the quarter ended July 31:

                                         2004
                                 ------------------------
                                            Weighted
                                             Average
                                   Shares  Exercise Price
                                 ---------   ---------
Outstanding at
beginning of period                884,784   $    0.50

Granted                            720,000        0.50

Forfeited                               --          --
                                 ---------   ---------
Outstanding at
end of quarter                   1,604,784   $    0.50
                                 =========   =========
Options exerciseable
at quarter end                     147,464
                                 =========

The following table summarizes information about the Company's stock options outstanding at July 31, 2004:

                         Options Outstanding                                            Options Exercisable
                ----------------------------------------------------------     --------------------------------------
                     Number             Weighted             Weighted                                  Weighted
  Range of        Outstanding            Average             Average                                    Average
  Exercise        At July 31,         Contractural           Exercise               Number             Exercise
   Prices             2004            Life (years)            Price              Outstanding             Price
--------------  -----------------   ------------------   -----------------     -----------------   ------------------
       $ 0.50          1,604,784                 1.70              $ 0.50               147,464               $ 0.50
                -----------------   ------------------   -----------------     -----------------   ------------------
Total                  1,604,784                 1.70              $ 0.50               147,464               $ 0.50
                =================   ==================   =================     =================   ==================

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

                                  Three months     Nine months
                                  Ended July 31,   Ended July 31,
                                    2004              2004

Net loss as reported              $(154,308,)    $  (697,758)

Pro forma                         $  (211,054)   $  (777,577)

Net loss per share, as reported   $      (.01)   $      .(03)

Pro forma                         $      (.01)   $      (.04)

The weighted average fair value of options granted during 2004 was $0.56 per share. The fair value of each option granted in 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                     2004
                                    ------
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

NOTE J - RESTATEMENT

The 10-QSB for Superclick, Inc. as of July 31, 2004 and for the three and nine months ended July 31, 2004 has been restated. The restatement includes 75,000 shares issued for services valued at $55,500 not previously recorded, a reclassification to common stock subscribed from the common stock and additional paid in capital accounts where the company received $232,000 for the purchase of 966,665 shares of common stock, a $45,140 increase to cost of goods sold for a sale recorded in the period without the proper inventory reduction having been recognized, and a cumulative translation gain of $772. The net result of the restatement resulted in an increase to accumulated deficit of $99,868.

The following information presents the impact of the non-cash expense discussed above, the reclassification to common stock subscribed of $232,000 from common stock and additional paid in capital, and the $45,140 increase in cost of goods sold and reduction of inventory and cumulative translation gain of $772, on the Company's financial information as originally reported for the three and nine months ended July 31, 2004:

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
July 31, 2004 Consolidated Balance Sheet (Restatement)

--------------------------------------------------------------------------------------------------------------------------
                                                                                 July 31,       July 31,        July 31,
                              ASSETS                                              2004            2004           2004
                                                                                -----------    -----------    -----------
                                                                                (Previously
CURRENT ASSETS                                                                   reported)     (Restated)    (Difference)
                                                                                -----------    -----------    -----------
        Cash                                                                    $   426,059    $   426,059    $        --
        Accounts receivable                                                         820,772        820,772             --
        Tax credits receivable                                                      121,977        121,977             --
        Prepaid expenses                                                             28,224         28,224             --
        Work In Process Inventory, net of reserve of $28,203                        130,824         85,684        (45,140)
                                                                                -----------    -----------    -----------
               TOTAL CURRENT ASSETS                                               1,527,856      1,482,717        (45,140)
Fixed assets (Note B)
        Cost                                                                        164,298        164,298             --
        Accumulated Depreciation                                                    (49,232)       (49,232)            --
                                                                                -----------    -----------    -----------
        Net                                                                         115,066        115,066             --

Goodwill                                                                          1,354,606      1,354,606             --
                                                                                -----------    -----------    -----------
               TOTAL ASSETS                                                     $ 2,997,528    $ 2,952,389    $   (45,140)
                                                                                ===========    ===========    ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable and accrued expenses :
               Accounts payable                                                 $   463,450    $   463,450    $        --
               Accrued payroll                                                        4,391          4,391             --
               Accrued other                                                         41,133         41,133             --
                                                                                -----------    -----------    -----------
               TOTAL CURRENT LIABILITIES                                            508,974        508,974             --
COMMITMENT (Note I)

STOCKHOLDERS' EQUITY (Note E)
               Preferred stock, par value $.0001; 20,000,000
               shares authorized; 0 issued and outstanding                               --             --

               Common stock, par value $.0006, 121,000,000 shares authorized;
               issued and outstanding 25,065,567 at July 31,2004                     15,039         14,504           (535)
               Common stock subscribed                                                             232,000        232,000

               Additional paid-in capital                                         3,433,829      3,257,864       (175,965)
               Deficit accumulated during the development stage                    (986,264)    (1,086,132)       (99,868)
               Accumulated other comprehensive gain (loss)
                    (Cumulative translation adjustment)                              25,950         25,178           (772)
                                                                                -----------    -----------    -----------
               TOTAL STOCKHOLDERS' EQUITY                                         2,488,554      2,443,415        (45,140)
                                                                                -----------    -----------    -----------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 2,997,528    $ 2,952,389    $   (45,140)
                                                                                ===========    ===========    ===========

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Unaudited Consolidated Statements of Operations For the Three and Nine
Months Ended July 31, 2004 and 2003, and The Period June 3, 1999 (Date of Inception) to July 31, 2004 (Restatement)
--------------------------------------------------------------------------------

                                     Three Months    Three Months    Three Months     Nine Months     Nine Months     Nine Months
                                     Ended July 31,  Ended July 31,  Ended July 31,   Ended July 31,  Ended July 31,  Ended July 31,
                                     ----------------------------------------------   ---------------------------------------------
                                          2004           2004             2004             2004           2004          2004
                                     ----------------------------------------------   ---------------------------------------------
Revenue                                (Previously     (Restated)     (Difference)     (Previously    (Restated)   (Difference)
                                        reported)                                       reported)
      Net Sales                           $ 804,701   $  804,701    $       -          $ 1,420,891    $ 1,420,891    $       -
      Cost of goods sold                    453,322      497,690       44,368              862,617        906,985       44,368
                                      ----------------------------------------         -----------------------------------------
      Gross Profit                          351,379      307,011      (44,368)             558,274        513,906      (44,368)

Cost and Expenses
      Loss on equity method
        investment                                -            -            -                    -              -            -
      Bank charges                            7,668        7,668            -               15,807         15,807            -
      Communication                          17,518       17,518            -               43,864         43,864            -
      Consulting fees                        42,520       42,520            -               51,796         51,796            -
      Meals and entertainment                 1,163        1,163            -               12,573         12,573            -
      Depreciation and
        amortization                          5,693        5,693            -               12,384         12,384            -
      Marketing and promotion                21,020       21,020            -               26,302         26,302            -
      Office                                 15,254       15,254            -               45,344         45,344            -
      Director Compensation                       -       55,500       55,500              177,519        233,019       55,500
      Professional fees                      67,761       67,761            -              180,179        180,179            -
      Investor relations                     25,340       25,340            -              100,195        100,195            -
      Loss due to license
        revisions                                 -            -            -                    -              -            -
      Write down of furniture
         and equipment                            -            -            -                    -              -            -
      Salary and wages                      166,523      166,523            -              394,866        394,866            -
      Travel                                 32,829       32,829            -               82,582         82,582            -
      Taxes & Licenses                        1,301        1,301            -                9,147          9,147            -
      Research and development                  385          385            -                1,535          1,535            -
      Interest expense                          844          844            -                2,071          2,071            -
                                      ----------------------------------------        ----------------------------------------
      Total Expenses                        405,819      461,319       55,500            1,156,164      1,211,664       55,500
                                      ----------------------------------------        --------------------------------------- -
Loss from Operations                        (54,440)    (154,308)     (99,868)            (597,890)      (697,758)     (99,868)
Gain on sale of investment                        -            -            -                    -              -            -
Gain on forgiveness of debt                       -            -            -                    -              -            -
                                      ----------------------------------------        ----------------------------------------
      Total Other Income                          -            -            -                    -              -            -

       Net Earnings (Loss)                $ (54,440)  $ (154,308)   $ (99,868)         $  (597,890)   $  (697,758)   $ (99,868)
                                      ========================================        ========================================
      Net (Loss) per common
        share Basic and diluted           $   (0.00)  $    (0.01)                      $     (0.03)   $     (0.03)
                                      ===========================                     ===========================
      Weighted average common
        shares outstanding
        Basic and diluted                24,812,944   24,047,946     (764,998)          22,575,721     22,146,722     (428,999)

                                                June 3, 1999   June 3, 1999    June 3, 1999
                                                (Inception)     (Inception)     (Inception)
                                                 to July 31,    to July 31,     to July 31,
                                               -----------------------------------------------
                                                     2004           2004          2004
                                               -----------------------------------------------
                                                 (Previously     (Restated)   (Difference)
                                                   reported)
      Net Sales                                 $ 1,423,583    $1,423,583       $        -
      Cost of goods sold                            865,640       910,008           44,368
                                                ----------------------------------------------
      Gross Profit                                  557,943       513,575          (44,368)

Cost and Expenses
      Loss on equity method
        investment                                   90,000        90,000                -
      Bank charges                                   16,780        16,780                -
      Communication                                  56,100        56,100                -
      Consulting fees                                70,497        70,497                -
      Meals and entertainment                        48,272        48,272                -
      Depreciation and
        amortization                                 20,341        20,341                -
      Marketing and promotion                        57,331        57,331                -
      Office                                         52,466        52,466                -
      Director Compensation                         177,519       233,019           55,500
      Professional fees                             394,488       394,488                -
      Investor relations                            128,925       128,925                -
      Loss due to license
        revisions                                     4,639         4,639                -
      Write down of furniture
        and equipment                                 1,315         1,315                -
      Salary and wages                              427,086       427,086                -
      Travel                                        113,841       113,841                -
      Taxes & Licenses                                9,947         9,947                -
      Research and development                      (12,780)      (12,780)               -
      Interest expense                                6,304         6,304                -
                                                ----------------------------------------------
      Total Expenses                              1,663,071     1,718,571           55,500
                                                ----------------------------------------------
Loss from Operations                             (1,105,128)   (1,204,996)         (99,868)
Gain on sale of investment                           80,000        80,000                -
Gain on forgiveness of debt                          38,864        38,864                -
                                                ----------------------------------------------
      Total Other Income                            118,864       118,864                -

       Net Earnings (Loss)                        $(986,264) $ (1,086,132)      $  (99,868)
                                                ==============================================
      Net (Loss) per common share
      Basic and diluted

      Weighted average
        common shares outstanding
        Basic and diluted

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholder's Equity
For the Nine Months Ended July 31, 2004 (Restatement)
--------------------------------------------------------------------------------

                                                               Nine Months     Nine Months       Nine Months
                                                               Ended July 31,  Ended July 31,    Ended July 31,
                                                               -----------------------------------------------
                                                                    2004           2004              2004
                                                               -----------------------------------------------
                                                                (Previously    (Restated)         (Difference)
                                                                  reported)
Common stock:
   Shares issued for cash:
      Shares                                                     4,999,994        4,033,329          (966,665)
      Amount                                                   $     3,000      $     2,420        $     (580)
      Additional paid in capital                                 1,522,000        1,290,580          (231,420)
   Shares issued for services:                                                                              -
      Shares                                                       523,106          598,106            75,000
      Amount                                                           314              359                45
      Additional paid in capital                                   239,705          295,160            55,455
Common stock subscribed                                                  -          232,000           232,000
Stock options granted                                               38,439           38,439                 -
Fees related to share issuance                                     (72,010)         (72,010)                -
Foreign Currency Translation Adjustment                             33,426           32,654              (772)
Net Loss through July 31, 2004                                    (597,890)        (697,758)          (99,868)
                                                               -----------------------------------------------
Change in shareholders equity                                    1,166,984        1,121,844           (45,140)
Beginning Shareholders equity (October 31, 2003)                 1,321,570        1,321,570                 -
                                                               -----------------------------------------------
Total shareholders equity                                      $ 2,488,554      $ 2,443,415        $  (45,140)
                                                               ===============================================

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the Three na Nine Months Ended July 31, 2004 and 2003, and The Period June 3, 1999 (Date of Inception) to July 31, 2004 (Restatement)
--------------------------------------------------------------------------------

                                     Three Months    Three Months    Three Months     Nine Months     Nine Months     Nine Months
                                     Ended July 31,  Ended July 31,  Ended July 31,   Ended July 31,  Ended July 31,  Ended July 31,
                                     ----------------------------------------------   ---------------------------------------------
                                          2004           2004             2004             2004           2004          2004
                                     ----------------------------------------------   ---------------------------------------------
Revenue                                (Previously     (Restated)     (Difference)     (Previously    (Restated)      (Difference)
                                        reported)                                        reported)

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net loss                           $ (54,440)     $ (154,308)     $  (99,868)     $  (597,890)  $  (697,758)     $     (99,868)
    Adjustments to reconcile net
        loss to net cash used by
        operating activities
      Depreciation                         5,693           5,693               -           12,385        12,385                  -
      Amortization                             -               -               -                -             -                  -
      Compensation expense on
        intrinsic value of
        options issued                    34,236          34,236               -           38,439        38,439                  -
      License imparment agreement              -               -               -                -             -                  -
      Abandonment of furniture
        and equipment                          -               -               -                -             -                  -
      Loss on investment                       -               -               -                -             -                  -
CHANGES IN CURRENT ASSETS AND
    CURRENT LIABILITIES: (Net of
    effect of acqusition)
    (Increase) decrease in current
        assets:
      Accounts receivable               (366,933)       (366,933)              -         (741,900)     (741,900)                 -
      Other receivables                  (14,458)        (14,458)              -          (38,456)      (38,456)                 -
      Prepaid expenses                    12,459          12,459               -          (19,269)      (19,269)                 -
      Inventory                          (62,114)        (17,745)         44,369         (106,983)      (62,614)            44,369
    Increase (Decrease) in current
        liabilities:
      Accounts payable and accrued
        expenses                         115,879         115,879               -          263,895       263,895                  -
      Accrued payroll                    (21,239)        (21,239)              -          (50,998)      (50,998)                 -
      Accrued other                       13,875          13,875               -           33,346        33,346                  -
                                       --------------------------------------------   --------------------------------------------
      NET CASH USED FOR OPERATING
        ACTIVITIES                      (337,040)       (392,541)        (55,499)      (1,207,432)   (1,262,930)           (55,499)
CASH FLOWS FROM INVESTING
  ACTIVITIES:
      Cash to acquire Superclick
        Networks, Inc.                         -               -               -                -             -                  -
      Acqusition of furniture and
        equipment                        (57,814)        (57,814)              -          (85,554)      (85,554)                 -
                                       --------------------------------------------   --------------------------------------------
      NET CASH USED FOR INVESTING
        ACTIVITIES                       (57,814)        (57,814)              -          (85,554)      (85,554)                 -
CASH FLOWS FROM FINANCING
  ACTIVITIES:
      Sale of common stock               445,490         500,990       55,500.00        1,693,009     1,748,509             55,500
      Repayment of note payable                -               -               -          (23,143)      (23,143)                 -
      Related party loan                       -               -               -                -             -                  -
                                       --------------------------------------------   --------------------------------------------
      NET CASH PROVIDED BY
        FINANCING ACTIVITIES             445,490         500,990       55,500.00        1,669,866     1,725,366             55,500
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                 42,002          42,002               -           29,855        29,855                  -
NET INCREASE (DECREASE) IN CASH           92,638          92,638               -          406,736       406,736                  -
CASH, beginning of period                333,421         333,421               -           19,323        19,323                  -
CASH acquired                                  -               -               -                -             -                  -
                                       --------------------------------------------   --------------------------------------------
CASH, end of period                    $ 426,059      $  426,059      $        -      $   426,059   $   426,059      $           -
                                       ============================================   ============================================
Other non-cash investing and
  financing activities:
    License agreement acquired by
        issue of common stock          $       -      $        -      $        -      $         -   $         -      $           -
    Nordic Racing Limited acquired
        by issue of common stock       $       -      $        -      $        -      $         -   $         -      $           -
    Forgiveness of related party
        loan                           $       -      $        -      $        -      $         -   $         -      $           -
    Shares issued for services         $ 240,019      $   55,500      $ (184,519)     $   240,019   $   295,519      $      55,500
    Interest paid                      $     844      $      844      $        -      $     2,071   $     2,071      $           -
    Taxes paid                         $       -      $        -      $        -      $         -   $         -      $           -

                                                June 3, 1999    June 3, 1999    June 3, 1999
                                                (Inception)      (Inception)    (Inception)
                                                 to July 31,     to July 31,     to July 31,
                                               -----------------------------------------------
                                                     2004           2004            2004
                                               -----------------------------------------------
                                                 (Previously     (Restated)     (Difference)
                                                   reported)
    Net loss                                    $   (986,264)   $ (1,086,132)   $   (99,868)
    Adjustments to reconcile net
        loss to net cash used by
        operating activities
      Depreciation                                    14,981          14,981              -
      Amortization                                     5,361           5,361              -
      Compensation expense on
        intrinsic value of
        options issued                                38,439          38,439              -
      License imparment agreement                      4,639           4,639              -
      Abandonment of furniture
        and equipment                                  1,315           1,315              -
      Loss on investment                              90,000          90,000              -
CHANGES IN CURRENT ASSETS AND
    CURRENT LIABILITIES: (Net of
    effect of acqusition)
    (Increase) decrease in current
        assets:
      Accounts receivable                           (612,745)       (612,745)             -
      Other receivables                              (50,353)        (50,353)             -
      Prepaid expenses                               (20,073)        (20,073)             -
      Inventory                                     (108,012)        (63,643)        44,369
    Increase (Decrease) in current
        liabilities:
      Accounts payable and accrued
        expenses                                     204,295         204,295              -
      Accrued payroll                                (61,264)        (61,264)             -
      Accrued other                                   49,699          49,699              -
                                               -----------------------------------------------
      NET CASH USED FOR OPERATING
        ACTIVITIES                                (1,429,983)     (1,485,482)       (55,499)
CASH FLOWS FROM INVESTING
  ACTIVITIES:
      Cash to acquire Superclick
        Networks, Inc.                              (145,000)       (145,000)             -
      Acqusition of furniture and
        equipment                                    (89,894)        (89,894)             -
                                               -----------------------------------------------
      NET CASH USED FOR INVESTING
        ACTIVITIES                                  (234,894)       (234,894)             -
CASH FLOWS FROM FINANCING
  ACTIVITIES:
      Sale of common stock                         2,065,494       2,120,994         55,500
      Repayment of note payable                            -               -              -
      Related party loan                              (6,762)         (6,762)             -
                                               -----------------------------------------------
      NET CASH PROVIDED BY
        FINANCING ACTIVITIES                       2,058,732       2,114,232         55,500
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                             25,632          25,632              -
NET INCREASE (DECREASE) IN CASH                      419,487         419,487              -
CASH, beginning of period                                  -               -              -
CASH acquired                                          6,572           6,572              -
                                               -----------------------------------------------
CASH, end of period                            $     426,059     $   426,059    $         -
                                               ===============================================
Other non-cash investing and
  financing activities:
    License agreement acquired by
        issue of common stock                  $      10,000    $     10,000    $         -
    Nordic Racing Limited acquired
        by issue of common stock               $      90,000    $     90,000    $         -
    Forgiveness of related party
        loan                                   $      38,864    $     38,864    $         -
    Shares issued for services                 $     240,019    $    295,519    $    55,500
    Interest paid                              $       2,303    $      2,303    $         -
    Taxes paid                                 $           -    $          -    $         -


SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.
(A Development Stage Company)
Unaudited Consolidated Statements
and Nine Months Ended July 31, 20
of Inception) to July 31, 2004 (R
--------------------------------------------------------------------------------

                                     Three Months    Three Months    Three Months     Nine Months     Nine Months     Nine Months
                                     Ended July 31,  Ended July 31,  Ended July 31,   Ended July 31,  Ended July 31,  Ended July 31,
                                     ----------------------------------------------   ---------------------------------------------
                                          2004           2004             2004             2004           2004          2004
                                     ----------------------------------------------   ---------------------------------------------
                                       (Previously     (Restated)     (Difference)     (Previously    (Restated)      (Difference)
                                        reported)                                        reported)
Net Gain/(Loss)                      $   (54,440)     $ (154,307)         $ (99,867)  $  (597,890)   $ (697,758)       $   (99,868)

Other Comprehensive Income gain
   (Loss)                                      -               -               -                -             -                  -

  Foreign Currency Translation
     Adjustment                           57,892          57,120            (772)          33,426        32,654               (772)
                                     ----------------------------------------------   ---------------------------------------------

Net Comprehensive Gain/(Loss)           $  3,452       $ (97,187)     $ (100,639)     $  (564,464)   $ (665,104)       $  (100,640)
                                     ==============================================   =============================================



                                      June 3, 1999    June 3, 1999    June 3, 1999
                                      (Inception)      (Inception)    (Inception)
                                       to July 31,     to July 31,     to July 31,
                                     -----------------------------------------------
                                           2004           2004            2004
                                     -----------------------------------------------
                                       (Previously     (Restated)     (Difference)
                                         reported)


Net Gain/(Loss)                      $  (986,264)    $ (1,086,132)     $  (99,868)

Other Comprehensive Income gain
   (Loss)                                      -                -               -

  Foreign Currency Translation
     Adjustment                            25,950          25,178            (772)
                                     -----------------------------------------------

Net Comprehensive Gain/(Loss)        $  (960,314)    $ (1,060,954)     $ (100,640)
                                     ===============================================

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

For the three and nine months ended July 31, 2004, general and administrative expense was $461,319 and $1,211,664, respectively compared with $14,115 and $49,452 for the three and nine months ended July 31, 2003, respectively. The increase was the result of the acquisition of Superclick Networks, Inc.

Net loss for the three and nine months ended July 31, 2004 was $154,308 and $697,758, respectively compared to a net loss of $14,115 and $10,588 for the three and nine months ended July 31, 2003, respectively. The increase in net losses was the result of the acquisition of Superclick Networks, Inc.

FINANCIAL CONDITION

From inception to July 31, 2004, we incurred an accumulated deficit of $1,086,132, and we expect to incur additional losses through the year ending October 31, 2004 and for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the subsidiary.

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

Commitments and Contingencies

      Our principal contractual obligations consist of minimum annual rental commitments under non-cancelable operating lease for our office equipment. At July 31, 2004, our contractual obligations under these leases and other commitments were as follows:


Contractual Obligations                                      Payments Due By Period

                                                               Less
                                                              Than 1         1-3          4-5         After 5
                                                  Total        Year         Years        Years         Years
                                     --------------------------------------------------------------------------------
Long-term debt                                  $    --           --           --          --           --
Capital lease obligations                       $    --           --           --          --           --

Operating lease obligations                     $ 5,247      $ 2,739      $ 2,580          --           --

Purchase obligations                            $    --           --           --          --           --
Other long-term liabilities on
   the balance sheet                            $    --           --           --          --           --

Total                                           $ 5,247      $ 2,739       $ 2,580         --           --


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

                                     Part II

ITEM 4. Exhibits And Reports On Form 10-QSB July 31, 2004

(A)  Exhibits

       31.1 Interim CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2 Interim CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Interim CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       32.2 Interim CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports On Form 10-QSB 9-30. None

       None

ITEM 5.   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Superclick, Inc.

                                     /s/ John Glazik
                                     ------------------
                                     Name: John Glazik
                                     Title: CEO