Form 10KSB
period 2004-10-31
SUPERCLICK INC
filed 2005-01-28
CIK 1104891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 2004 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No. ___________

                                SUPERCLICK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         WASHINGTON                                 52-2219677
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification Number)


                                5001 LBJ FREEWAY
                                SUITE 700 PMB 173
                                DALLAS, TX 75244
--------------------------------------------------------------------------------
               (Address, Including Zip Code, Including Area Code,
                    Of Registrant's mailing address in Texas)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (858) 518-1387


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $.0006 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrants revenues for the year ended October 31, 2004 were $2,791,770.

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on January 21, 2005 (based on the closing sale price of US $.80 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $20,131,016. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


The number of shares of the Registrant's common stock outstanding on January 21, 2005 was 25,163,773.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

   Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]



-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM  NUMBER  AND  CAPTION                                                            PAGE
--------------------------                                                            ----
Forward-Looking  Statements........................................................    3

PART I

1.  Description of Business.........................................................    3
2.  Description of Property.........................................................   10
3.  Legal Proceedings...............................................................   10
4.  Submission of Matters to a Vote of Security Holders.............................   10

PART II

5.  Market for Common Equity and Related Stockholder Matters........................   10
6.  Management's Discussion and Analysis of Financial Condition and Results of
    Operations......................................................................   14
7.  Financial Statements............................................................   19
8.  Changes in and Disagreements with Accountants on Accounting and Financial
    Disclosure......................................................................   19

PART III

9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
    with Section 16(a) of the Exchange Act..........................................   19
10. Executive Compensation..........................................................   21
11. Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters.............................................................   24
12. Certain Relationships and Related Transactions..................................   25
13. Exhibits and Reports on Form 8-K................................................   25
14. Principal Accountant Fees and Services..........................................   27



                           FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

                                     PART I
                         ITEM 1. DESCRIPTION OF BUSINESS


SUMMARY OF CORPORATE HISTORY

Superclick, Inc. ("Superclick", the "Company" or the "Registrant") has been in the development stage since its incorporation under the laws of the state of Washington on June 3, 1999. The Company operates as a holding company for acquisitions of Internet and communications services related businesses.

On October 6, 2003 the Company amended its articles of incorporation, changing the name of the Company to Superclick, Inc. from Grand Prix Sports, Inc.

Pursuant to a share purchase agreement dated October 7, 2003, the Company acquired 100% of the issued and outstanding shares of Superclick Networks, Inc. ("SNI") from its shareholders. In consideration for acquiring all of the SNI shares the Company has issued to its previous shareholders 14,025,800 shares of Superclick, Inc. Accordingly, SNI became the Company's wholly-owned subsidiary as of October 8, 2003. The consolidated financial statements include the operations of SNI from October 8, 2003 through October 31, 2004.

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


BUSINESS

The Company provides IP-based data management solutions via its SIMS ("Superclick Internet Management System") supported by a 24x7 customer support center to the hospitality, MTU, university and healthcare markets. SIMS is Linux-based software, typically referred to as Visitor-Based Networking (VBN) software, which manages the provisioning and administration of Internet access in the hospitality, Multi-Tenant Unit (MTU), university and healthcare markets.

Superclick markets and installs SIMS as part of a turnkey hardware and software deployment for its customers and also provides follow-on maintenance and guest service support through its 24x7 helpdesk. SIMS can be deployed with hardware which provides High Speed Internet Access (HSIA) via Ethernet, DSL, WiFi or in combination. The Company's SIMS platform has been successfully deployed in more than 175 hotels throughout the United States, Canada, Europe and the Caribbean.

The Company's customers include the Commonwealth Hospitality Group, InterContinental Hotels Group, Candlewood Suites, Crowne Plaza, Four Points by Sheraton, Hilton, Holiday Inn, Hampton Inn, JW Marriott, Novotel, Radisson, Sheraton, Staybridge Suites, Weston and Wyndham.

Business Model

Superclick's current business model is to provide its customers with a turnkey installation of a SIMS-based HSIA system. Customers purchase the hardware, software and installation services outright, retaining control of how the service is marketed to guests, tenants and other users as well as any associated revenue charged. This provides Superclick with one-time revenue and represents the majority of current revenue to date.

Superclick also provides customers with 24/7 guest support services through toll-free access to its Montreal-based helpdesk. The Company generally charges customers a flat fee on a per-room, per-year basis for access to the helpdesk by guests and users. A per-call and bundled guest service offering is also being offering in select markets. Customer support revenue is a growing revenue stream as customers are added to Superclick's footprint and are a second, recurring source of revenue.

In addition, Superclick continues to develop a suite of "IP (Internet Protocol) services" with revenue generating features that allow customers in select markets with the ability to leverage their Internet infrastructure to increase revenues and achieve a substantial ROI. Superclick creates revenue sharing arrangements with hotels based on these features, creating yet another revenue stream to its business model.


COMPETITION

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

Superclick has many competitors who contend for the same customers. They are competent, experienced and continuously working to take work and projects away from Superclick. These competitors range in size from one million dollars in annual revenue to several hundred million dollars in annual revenue. Most of the Company's business is, at present, based on one time sales, although we are attempting to implement a recurring revenue model through service and customer support. We have achieved a level of trust with each client that is comfortable, but not secure. We recognize that the Company's niche areas are desirable to other professional service firms, and we continuously seek to improve within these niches rather than expanding to new areas.


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

                                  RISK FACTORS


Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that the combined Company does obtain will be sufficient to meet the combined Company's needs in the long term. Through October 31, 2004, a significant portion of our financing has been through private placements of common stock and warrants. Unless our operations continue to generate significant revenues, we will continue to fund operations from cash on hand and through similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses through for the foreseeable future. Based on our current resources, we will need additional equity or debt financing or we will need to generate revenues through sales of our products or entering into strategic alliances to be able to sustain our operations until we achieve profitability, if ever.

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


RISKS RELATED TO OUR BUSINESS:

The Company's revenue and operating results may fluctuate significantly from quarter to quarter, and fluctuations in operating results could cause its stock price to decline.

The Company's revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of its common stock may decline. Factors that could cause quarterly fluctuations include:

* the beginning and ending of significant contracts during a quarter; * the number, size and scope of the installation contracts; * maintenance contracts can create variations in revenue levels and may cause fluctuations in quarterly results; * fluctuations in demand for services resulting from budget cuts, project delays, cyclical downturns or similar events, including the recent economic downturn; * the possibility and subsequent duration of conflicts involving the United States military could cause delays in program operations related to the Company's hospitality clients by reducing travel; * clients' decisions to divert resources to other projects, which may limit clients' resources that would otherwise be allocated to solutions that the Company could provide; and * reductions in the prices of services offered by competitors.

      Because a significant portion of expenses are relatively fixed, a variation in the number of installations or the timing of the initiation or the completion of client contracts may cause significant variations in operating results from quarter-to-quarter and could result in losses.


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

Sandro Natale is intimately involved in our business and has day to day relationships with critical customers and are also critical to our product development. Superclick is not able to afford additional staff to supplement these key personnel. Competition for highly skilled business, product development, technical and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. A failure on our part to retain the services of key personnel could have a material adverse effect on our operating results and financial condition. We do not maintain key man life insurance on any of our employees.

The market in which the Company competes is intensely competitive and actions by competitors could render its services less competitive, causing revenue and income to decline.

The ability to compete depends on a number of factors outside of the Company's control, including:

* the prices at which others offer competitive systems, including aggressive price competition and discounting on individual contracts, which may become increasingly prevalent due to worsening economic conditions; * the ability of competitors to undertake more extensive marketing campaigns; * the extent, if any, to which competitors develop proprietary offerings that improve their ability to compete; * the ability of the Company's customers to supply the solutions themselves; and * the extent of competitors' responsiveness to customer needs.

The Company may not be able to compete effectively on these or other factors. If the Company is unable to compete effectively, market position, and therefore revenue and profitability, would decline.

International business exposes the Company to various foreign requirements, which could interfere with business or operations and could result in increased expenses and declining profitability.

      International operations create special risks, including:

* statutory requirements, which may impair the Company's ability to expatriate foreign profits to help fund domestic operations; * greater difficulties in managing and supplying turnkey installation at foreign locations; cultural differences that adversely affect utilization; unexpected changes in trading policies, legal and regulatory requirements, tariffs and other foreign taxes; * greater difficulties in enforcing agreements with clients and collecting accounts receivable; * the tax system of foreign countries, which may tax the Company's foreign income at higher rates than in the United States and may subject foreign earnings to withholding requirements or tariffs, exchange controls or other restrictions; * legal requirements and regulations of various foreign countries, which may make compliance by the Company with such laws and regulations difficult and may make enforcement of the Company's intellectual property rights more difficult; and * fluctuations in currency exchange rates, which may affect demand for the Company's products and services and may adversely affect the profitability in United States dollars of services provided by the Company in foreign markets where payment for its products and services is made in the local currency; and general economic conditions in the foreign countries into which the Company sells, which could have an adverse impact on its earnings from operations in those countries. If the Company and/or its product offerings fail to perform effectively on installations and other projects, its reputation, and therefore its competitive position and financial performance, could be harmed.

Many of the Company's new installation opportunities come from existing clients or from referrals by existing clients. Therefore, growth is dependent on the Company's reputation and on client satisfaction. The failure to provide solutions or perform services that meet a client's expectations may damage the Company's reputation and harm its ability to attract new business. Damage to the Company's reputation arising from client dissatisfaction could therefore harm financial performance.

Inability to protect intellectual property could harm the Company's competitive position and financial performance.

Despite efforts to protect proprietary rights from unauthorized use or disclosure, parties, including former employees or consultants, may attempt to disclose, obtain or use the Company's solutions or technologies. The steps the Company has taken may not prevent misappropriation of solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. Unauthorized disclosure of proprietary information could make the Company's solutions and technologies available to others and harm its competitive position.


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

Some of the information in this prospectus and the registration statement of which it is a part contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "intend" and "continue," or similar words. You should read statements that contain these words carefully because they:

* discuss our future expectations;
* contain projections of our future results of operations of our financial condition; and * state other "forward-looking" information.

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

Due to the Company's foreign client installations in Canada, the Caribbean and Europe, the Company is exposed to transaction adjustments with respect to foreign currency.

The Company's functional currency is the United States dollar. However, the Company's operating subsidiary's functional currency is the Canadian Dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment has been recorded as separate component of stockholder's equity. The Company believes that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company's financial position, results of operations and cash flows. The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.


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

As of January 21, 2005, a total of 20,363,074 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

                         ITEM 2. DESCRIPTION OF PROPERTY

Our research and development activities and administrative offices are primarily located in Montreal, Quebec, Canada. We have recently relocated our corporate address from Laguna Hills, California, to Dallas, Texas. Superclick, Inc. does not own any real property. The following information presents certain information about our leased properties:

                                    Approximate Square        Date Current              Monthly Rent
Location                            Feet                      Expires
===================================================================================================================
10222 Boul. St-Michel Suite 300     6,750 sq. ft.             Sept. 30, 2009            US $4,082
Montreal, Quebec H1H 5H1
Canada

5001 LBJ Freeway                     NA - Executive Svc.      Month-to-Month            US$60.00
Suite 700 PMB 173
Dallas, TX 75244



                            ITEM 3. LEGAL PROCEEDINGS


We are not aware of any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II.

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                               Low                        High
2003
-------
First Quarter                  $.06                       $.18
Second Quarter                 $.06                       $.30
Third Quarter                  $.06                       $.36
Fourth Quarter                 $.12                       $.51

2004
-------
First Quarter                  $.20                       $.51
Second Quarter                 $.26                       $.97
Third Quarter                  $.58                       $1.16
Fourth Quarter                 $.58                       $.85

On January 21, 2005, the closing price was $.80 for our stock.

HOLDERS

There are approximately eighty record holders of common equity.

DIVIDENDS

We have not declared any dividends on our common stock during the last two fiscal years and we do not expect to declare dividends in the foreseeable future since we intend to utilize our earnings, if any, to finance our future growth, including possible acquisitions.

TRANSFER AGENT

The Transfer Agent and Registrar for the Company's common stock is First American Stock Transfer. Its address is 706 East Bell Road, Suite 202, Phoenix, AZ, 85022 and its telephone number at that location is 602-485-1346.


EQUITY COMPENSATION PLANS

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

On March 4, 2004, the Company awarded its CEO a non-qualified stock option to purchase 884,784 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of March 3, 2006. The options vest and become exercisable at a rate of 38,866 per month over a twenty-four month period. On June 1, 2004, the Company awarded employees non-qualified stock options to purchase 720,000 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of June 1, 2006. The options vest and become exercisable at a rate of 90,000 per quarter over a twenty-four month period. On September 1, 2004, the company awarded its CFO a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $0.65 per share with an expiration date of August 31, 2006. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period. (Seems clearer to keep this info up here)

The Company has recorded compensation expense of $86,475 through October 31, 2004 as the option's prices were less than the fair market value of the Company's stock on the award dates. The compensation amount is amortized over the options' vesting periods.

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

During the year ended October 31, 2004, the Company awarded 296,206 restricted shares of its common stock to directors totaling $197,154.

The following table summarizes the Company's stock option activity for the year ended October 31, 2004:

                                     2004
                       -------------------------------
                                           Weighted
                                            Average
                           Shares       Exercise Price
                       --------------   --------------
Outstanding at
beginning of period                --   $           --

Granted                     1,904,784             0.52

Forfeited                          --               --
                       --------------   --------------
Outstanding at
end of fiscal year          1,904,784   $         0.52
                       ==============   ==============
Options exerciseable
at year end                   390,562
                       ==============




COMMON STOCK

On October 10, 2003, the Company affected a 1-for-6 reverse stock split for all shareholders on record as of that date. All share and per share amounts shown in these financial statements retroactively reflect the reverse stock split for all periods presented.

In March of 2003, the Company commenced a limited private placement in an attempt to raise equity capital. The Company received $30,000 in exchange for the issuance of 500,000 restricted shares of common stock.

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

During the quarter ended April 30, 2004 966,665 of series "B" Warrants were exercised at $.24 per share, resulting in $232,000 net proceeds to the Company. The 966,665 restricted common shares were un-issued as of July 31, 2004. 966,668 "B" Warrants were unexercised as of July 31, 2004 (See "Warrants" below). As of April 30, 2004 and commensurate with our recent private placement filed under Form SB-2 filed June 8, 2004, the Company issued 999,999 shares of common stock in exchange for $450,000. Each share issued in accordance with the private placement is entitled to one "A" Warrant with an exercise price of $0.60 per share. In addition, the Company issued 523,106 shares of Common Stock in exchange for services with a total value of $240,019.

During the quarter ended July 31, 2004 the Company placed 1,099,999 units in a private placement at a per unit price of $.45, which consisted of one common share and one A Warrant with an exercise price of $.60. We have received aggregate net proceeds of approximately $495,000. In addition, the Company issued 325,000 shares of Common Stock in exchange for services with a total value of $118,500.

WARRANTS

At October 31, 2004 the Company had 966,668 "B" Warrants and 2,099,999 "A" Warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:


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
                  ==============

===========================================================================

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management's current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this prospectus. For this purpose, any statements contained in this prospectus which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as, "may", "intend", "expect", "believe", "anticipate", "could", "estimate", "plan" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements will be reflective in any way of our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in connection with any decision to invest in the shares.


The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other information included in this Annual Report on Form 10-K.

OVERVIEW

The Company derives the majority of its revenue from installation of its Superclick Internet Access Management System (SIMS) and fees for the maintenance, continuing call center support, and improvements to the system. Maintenance fees are tied to number or rooms served or access points in a client's facility. Due to the Company's reliance on installation and/or retrofit contracts, variations in revenue levels may cause fluctuations in quarterly results. Factors such as a client's commitment to providing internet access to their guests/tenants, general economic and industry conditions and other issues could affect the Company's revenue and quarterly earnings. Quarterly revenue and earnings of the Company may also be impacted by the size of individual contracts relative to the annual revenues of the Company.

In addition to its North American operations, the Company has operations and contracts in Europe and the Caribbean. With the exception of Canadian operations, the majority of transactions in other regions are denominated using the United States dollar. However, some of the Company's transactions are in Canadian dollars; therefore, the Company is exposed to currency fluctuation risks.

This has been a year of significant growth for Superclick with many opportunities which has allowed our Company to make tremendous progress on all fronts. After several years of product development and refinement, during which we have listened carefully to our customers, we are now establishing the superiority of our solution in the marketplace.

This past year, our efforts in adding capital to the company have allowed Superclick to offer turnkey installations to hospitality customers, making it easier than ever for them to purchase our SIMS platform. We have increased our sales and marketing efforts which have resulted in increased company and product recognition.

Our strategy for winning also solidified this year as we changed the sales dynamic in the industry. Most of our competition sells an internet access system to a hotel who may not be allowed to charge for this service. Superclick installs an IP infrastructure management system which shows the customer how to leverage their investment by the promotion of a growing suite of revenue generating IP services which are provided by our SIMS platform.

We announced an agreement with Verizon in April in which this major telecommunications service provider became a reseller of our turnkey solution. This has resulted in a significant amount of business which has helped drive our revenues and significantly help our bottom line.

Here are some of the other significant milestones achieved during FY 2004:

      o The number of hotels installed and under contract increased from 37 to 116. This represents an increase of rooms from 5,900 to 20,000 over the year.
      o Large deployment of 43 Candlewood Suites hotels for the Intercontinental Hotel Group.
      o Large deployment of 52 properties for Westmont Hospitality Group. o The launch of Superclick's Wi-Fi initiative offering flexible service, billing and management solutions in a wireless environment,
      o Installations at the Renaissance Skydome Toronto and InterContinental Montreal as well as expansion into the Caribbean through our installation of the Hutchinson Our Lucaya, Bahamas.
      o The installation of our first traunch of value added IP services. These include In-room printing, multi-leg VoIP audio teleconferencing, and hotel casino gaming. New services are in negotiation and development for rollout in 2005.


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results may differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. In consultation with our Board of Directors, we have identified seven accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

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

DEFERRED TAXES

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At October 31, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by approximately $341,000 for the year ended October 31, 2004 assuming a tax rate of 40%.

United States Corporation Income Taxes

----------------------------------------------------------------------------------------------------------------------
Year of Loss                                                       Amount              Expiration Date
----------------------------------------------------------------------------------------------------------------------
October 31, 2004                                                          $852,973     October 31, 2024
----------------------------------------------------------------------------------------------------------------------
October 31, 2003                                                           $68,638     October 31, 2023
----------------------------------------------------------------------------------------------------------------------
December 31, 2002                                                           10,534     December 31, 2022
----------------------------------------------------------------------------------------------------------------------
December 31, 2001                                                          181,335     December 31, 2021
----------------------------------------------------------------------------------------------------------------------
December 31, 2000                                                           88,027     December 31, 2020
----------------------------------------------------------------------------------------------------------------------
December 31, 1999                                                           18,936     December 31, 2019
----------------------------------------------------------------------------------------------------------------------
                                                                        $1,220,443
                                                                      ============
----------------------------------------------------------------------------------------------------------------------

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


Canadian Income Taxes  (Stated in CDN$)

----------------------------------------------------------------------------------------------------------------------
Year of Loss                                                       Amount              Expiration Date
----------------------------------------------------------------------------------------------------------------------
October 31, 2003                                                            $5,322     October 31, 2010
----------------------------------------------------------------------------------------------------------------------
October 31, 2002                                                          $350,910     October 31, 2009
----------------------------------------------------------------------------------------------------------------------
October 31, 2001                                                            24,879     October 31, 2008
----------------------------------------------------------------------------------------------------------------------
                                                                          $381,111
                                                                        ==========
----------------------------------------------------------------------------------------------------------------------

SNI generated Canadian research and development tax credits for the years ended October 31, 2004 and 2003 of $83,129 and $66,445, respectively. The activities that generated these tax credits occurred primarily before the acquisition of SNI by the Company. SNI had net income for the year ended October 31, 2004 which has been reduced to zero through the use of the NOL. The remaining NOL carry forward as of October 31, 2004 is approximately $115,000.

For the year ended October 31, 2004 SNI recognized $47.697 as receivable for research and development and accrued $35,432 as a deferred tax benefit created by research and development activities that occurred during the fiscal year ended October 31, 2004. No valuation allowance has been recorded in connection with the deferred tax benefit as it is the opinion of management that they will have the ability to utilize it in the future.

RESULTS OF OPERATIONS

THREE AND TWELVE MONTHS ENDED OCTOBER 31, 2004 AND 2003
REVENUE

During the three and twelve months ended October 31, 2004 the Company had net sales of $1,370,879 and $2,791,770, respectively compared with $2,692 for the ten months ended October 31, 2003. The increase in net sales was the result of the acquisition of Superclick Networks, Inc. The significant increase in revenue relates to the completion of major contracts in 2004, which were not in place in 2003.

GROSS PROFIT

Gross profit for 2004 increased to approximately $949,000 representing 34% of revenue. Improvement in gross profit is possible through developing better buying channel partnerships. Most externally purchased networking equipment is acquired resellers whose markup may be recovered if the Company can establish distribution channel partnerships.

SELLING, GENERAL AND ADMINISTRATIVE

For the three and twelve months ended October 31, 2004, general and administrative expense was $523,401 and $1,735,065, respectively compared with $89,211 for the ten months ended October 31, 2003, respectively. The increase was the result of the acquisition of Superclick Networks, Inc.

Net loss for the three and twelve months ended October 31, 2004 was $130,259 and $828,017, respectively compared to a net loss of $89,542 for the ten months ended October 31, 2003, respectively. The increase in net losses was the result of the acquisition of Superclick Networks, Inc.

FINANCIAL CONDITION

From inception to October 31, 2004, we incurred an accumulated deficit of $1,216,391, and we expect to incur additional losses for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the operating subsidiary.

We have financed our operations since inception primarily through equity financing. During the three and twelve months ended October 31, 2004, we had a net increase in cash of $49,420 and $456,156, respectively. Total cash resources as of October 31, 2004 was $475,479 compared with $19,323 at October 31, 2003.

Our available working capital and capital requirements will depend upon numerous factors, including progress in our distribution and sales of Internet access management solutions, the timing and cost of expanding into new markets, the cost of developing competitive technologies, changes in our existing collaborative and licensing relationships, the resources that we devote to developing new products and commercializing capabilities, the status of our competitors, our ability to establish collaborative arrangements with other organizations, our ability to attract and retain key employees and our need to purchase additional capital equipment.

THE COMPANY'S LIQUIDITY PLAN

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. During the latter half of Quarter 4, 2004, the Company's cost control strategies focused on general and administrative expenses. These cost control strategies were the primary reason the Company was able to produce cash flow from operations.

The Company's need to raise additional equity or debt financing and the Company's ability to generate cash flow from operations will depend on its future performance and the Company's ability to successfully implement business and growth strategies. The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. If future cash flows and capital resources are insufficient to meet the Company's commitments, the Company may be forced to reduce or delay activities and capital expenditures or obtain additional equity capital. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

At October 31, 2004 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

Capital lease obligations: Capital lease obligations relate to a copy machine used in the Company's Montreal office.

Operating lease obligations: Operating lease obligations consist of office rental commitment for the Company's offices in Montreal, Quebec, Canada. On October 1, 2004 the Company began a lease for office space in Montreal. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company leases one automobile for use in its Montreal personnel and US employees while at the Montreal facility. The Company has also entered into non-cancelable operating leases for office equipment, computers, and the afore mentioned vehicle at monthly payments of $634. At October 31, 2004, our contractual obligations under these leases and other commitments were as follows:

              -----------------------------------------------------
              Year Ended October 31,
              -----------------------------------------------------
              2005                               59,872
              -----------------------------------------------------
              2006                               55,484
              -----------------------------------------------------
              2007                               55,011
              -----------------------------------------------------
              2008                               52,937
              -----------------------------------------------------
              2009                               48,525
              -----------------------------------------------------
                                                 $271,829
              -----------------------------------------------------

INFLATION

Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the year ended October 31, 2004. However, there can be no assurance the Company's business will not be affected by inflation in the future.


                          ITEM 7. FINANCIAL STATEMENTS

The information required by this Item is submitted as a separate section of this Form 10-KSB. See CONSOLIDATED FINANCIAL STATEMENTS AND NOTES.


           ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. There were no reportable events of the type described in Item 304(a)(1)(iv) of Regulation S-B.


                                    PART III

                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                             AND ALL CONTROL PERSONS

In Compliance With Section 16(a) Of The Exchange Act As of October 31, 2004, our executive officers, directors and key employees, their positions and their ages are as follows:

DIRECTORS AND EXECUTIVE OFFICERS

Name                         Age           Position
------                      -----          ----------

John Glazik                  54          President and CEO

Claude Smith                 56            Chief Financial Officer

Todd M. Pitcher              37            Chairman of the Board

Hugh Renfro                  81            Director

Jacobo Melcer                65            Director

Robert G.  Macfarlane        37            Director

Sandro Natale                36            VP Business Development and
                                           Director

George Vesnaver              47            Director

EXECUTIVE OFFICERS AND DIRECTORS

JOHN GLAZIK has been President and CEO of our company since March, 2004. Mr. Glazik brings over 25 years of telecommunications experience from both carrier-class and enterprise network equipment companies. Prior to joining Superclick, he was President & CEO of Ennovate Networks, a VC-backed startup building carrier class edge routing platforms for new telecom carriers. He was also VP/GM of the Access Products Division at ADC Telecommunications and has held sales and marketing positions with DSC Communications (acquired by Alcatel), Scientific Atlanta and Siemens. Glazik began his telecom career at Bell Laboratories and AT&T in switch development and product management. Mr. Glazik graduated from The Cooper Union with a Bachelor of Engineering degree and has an MS and PhD in engineering from Northwestern University.

CLAUDE SMITH has been CFO of our Company since August, 2004. Mr. Smith has over 25 years of operations and finance experience with diverse companies in automotive, building materials, and consumer products manufacturing and distribution. Prior to joining Superclick, he was VP/GM of the Able Door Division at NCI Building Systems (NYSE: NCS). He was President & COO of Able Garage Door Manufacturing prior to its acquisition by NCI. Smith began his career with what is now the Bank of Oklahoma. He also was previously the CFO of the publicly held company, The Wax Man Inc. He has extensive experience in financial roles including recently consulting with major US banks about their underperforming loans. Mr. Smith graduated from the University of Oklahoma with a BBA degree in Finance. Mr. Smith served as a pilot in the USAF.

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

ROBERT G. MACFARLANE has been a Director of our company since completion of the merger transaction with Superclick Networks, Inc. in October 2003. Prior to the merger, Mr. MacFarlane served as President of Superclick Networks, Inc. and was the sole founder of the company. Prior to that, Mr. MacFarlane served as VP of Business Development for CDS Communications Group. He also founded Total Networking S.L. in Spain, a company dedicated to providing Internet dialup connection solutions. Mr. MacFarlane holds a B.A. in Sociology and Business from Bishop's University.

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

GEORGE VESNAVER - DIRECTOR. Mr. Vesnaver is currently Director of Hewlett Packard's (HWP-NYSE) Software Business Unit, and has been with HP for more than 20 years. His experience spans a number of areas including consulting, sales and distribution of enterprise software solutions to companies of all sizes. Mr. Vesnaver holds a bachelor's degree in electrical engineering from Concordia University and an MBA in international business and finance from McGill University.

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


                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2004 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of Superclick, Inc. received compensation in excess of $100,000 during fiscal year 2004.


                                                 SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    Long-Term
                                                                                   Compensation                 All Other
                                                                                       Awards                  Compensation
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Securities
                                                                                    Other Annual                 Underlying
Name and Principle Position         Year    Salary (US$)  Bonus (US$)               Compensation               Options/Sars (#)
-------------------------------------------------------------------------------------------------------------------------------
John Glazik                         2004      $90,000        $10,000            ---            884,784               ---
Chief Executive Officer and         2003          ---            ---            ---                ---               ---
President                           2002          ---            ---            ---                ---               ---
-------------------------------------------------------------------------------------------------------------------------------
Claude Smith                        2004      $75,000            ---            ---            300,000               ---
Chief Financial Officer             2003          ---            ---            ---                ---               ---
                                    2002          ---            ---            ---                ---               ---

-------------------------------------------------------------------------------------------------------------------------------
Sandro Natale                       2004      $57,000            ---            ---                ---               ---
VP Sales                            2003      $42,000            ---            ---                ---               ---
                                    2002      $26,000            ---            ---                ---               ---
-------------------------------------------------------------------------------------------------------------------------------


OPTIONS AND STOCK APPRECIATION RIGHTS

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

On September 1, 2004, the Company awarded its CFO a non-qualified option to purchase 300,000 shares of common stock of the Company at an exercise price of $.65 per share with an expiration date of September 1, 2010. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period.

The Company has recorded compensation expense of $86,475 through October 31, 2004 as the option's prices were less than the fair market value of the Company's stock on the award dates. The compensation amount is amortized over the options' vesting periods.



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


OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information regarding the stock options granted by the Company to the named executive officers during the fiscal year ended October 31, 2004. Other than those persons listed in the following table, we did not grant any stock options to any other named executive officers.

                                   OPTION GRANTS IN LAST FISCAL YEAR
                                   INDIVIDUAL GRANTS
                                   ------------------------------------------------------------
                                   NUMBER OF
                                   SECURITIES%     %OF
                                   OF              TOTAL
                                   UNDERLYING      OPTIONS        EXERCISE
                                   OPTIONS         GRANTED TO     BASE PRICE    EXPIRATION
         NAME                      GRANTED (#)     EMPLOYEES      ($/SH)        DATE
         ----------------------------------------- -------------- -----------------------------
         John Glazik               884,784         46.4%          $0.50         03/03/2010
         Claude Smith              300,000         15.7%          $0.65         09/01/2010


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

EMPLOYMENT AGREEMENTS

JOHN GLAZIK - John Glazik was appointed President and Chief Executive Officers on March 4, 2004. Mr. Glazik's employment with Superclick is governed by an employment agreement which provides for an initial term of two years that may be extended for additional (1) year periods thereafter. Mr. Glazik is entitled to receive a base salary of $90,000 in the first full year under employment and $140,000 in the second full year of employment.

CLAUDE SMITH - Claude Smith was appointed Chief Executive Officer on August 30, 2004. Mr. Smith's employment with Superclick is governed by an employment agreement which provides for an initial term of two years that may be extended for additional (1) year periods thereafter. Mr. Smith is entitled to receive a base salary of $75,000 in the first full year under employment and $90,000 in the second full year of employment.

SANDRO NATALE - Upon completion of the merger transaction with Superclick Networks, Inc. on October 7, 2003, Sandro Natale was appointed VP of Business Development. Mr. Natale's employment with us is governed by an employment agreement originally entered into between he and Superclick Networks, Inc., which we assumed following the merger. The agreement provides for term of employment that may be extended for additional one (1) year periods thereafter. Mr. Natale was entitled to receive a base salary equal to $75,000.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 31, 2004, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 5001 LBJ Freeway, Suite 700 PMB 173, Dallas, TX, 75244.



                               Shares Beneficially
Name                               Owned       Percent of Class
---------------------------------------------------------------

Robert G. MacFarlane...............3,630,611   14.4%

Sandro Natale......................3,526,100   14.0%

John Glazik........................  368,660    1.4%

Claude Smith.......................   50,000    *

Todd M. Pitcher....................   53,571    *

Hugh Renfro........................   53,571    *

Jacobo Melcer......................   53,571    *

Steve Montague.....................   53,571    *

George Vesnaver....................   23,100    *

All directors and
officers as a group................7,812,755   31%


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


                ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.


(a) Exhibits

         Financial Statements

         INDEPENDENT AUDITORS REPORT                          F-2

         CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheet                           F-3

         Consolidated Statements of Operations                F-4

         Consolidated Statements of Stockholders' Equity      F-5

         Consolidated Statements of Comprehensive Income      F-6

         Consolidated Statements of Cash Flow                 F-7

         Notes to Consolidated Financial Statements           F-9


The following exhibits filed as part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:


2.1 Acquisition Agreement, dated as of October 7, 2003 by and between Superclick, Inc. and Superclick Networks, Inc. (Incorporated by reference with the Company's Form 8-K filed on October 10, 2003)


2.2 Financial statements of acquired company, Superclick Networks, Inc. dated as of October 10, 2003 (Incorporated by reference with the Company's Form 8-K/A filed on June 3, 2004).

3.1 Articles of Incorporation of DDR Systems, Inc. (Incorporated by reference filed with the Company's Form S-1 on February 28, 2000).


3.2 By-laws of DDR Systems, Inc. (Incorporated by reference filed with the Company's Form S-1 on February 28, 2000).


3.3 Certificate of Amendment to the Articles of Incorporation of DDR Systems, Inc., as filed with the Secretary of State of the State of Washington on March 16, 2001. (Incorporated by reference filed with the Company's Form 8-K on April 5, 2001).


4.1 Specimen Share of Common Stock. (Incorporated by reference filed with the Company's Form S-1 on February 28, 2000)


5.1 Opinion re: Legality.*


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

10.13 Letter of Debt Forgiveness to Grand Prix Sports (Incorporated by reference filed with the Company's Form 10-KSB on April 15, 2003 as Note F).


10.14 Employment Agreement dated March 3, 2004 between the registrant and John Glazik, incorporated by reference filed with the Company's Form 10-QSB on March 19, 2004.


10.15 2004 Incentive Stock Option Plan dated April 8, 2004 (Incorporated by reference filed with the Company's Form 8-K on May 7, 2002 as Exhibit 4.1)


10.16 Verizon Agreement (Incorporated by reference filed with the Company's Form 8-K on May 7, 2004).


10.17 Employment Agreement dated August 31, 2004 (Incorporated by reference filed with the Company's Form 8-K on September 2, 2004).


10.18 Locatel Agreement (Incorporated by reference filed with the Company's Form 8-K on December 12, 2004).


17.1 Resignation of Ron Fon as Director (Incorporated by reference filed with the Company's Form 8-K on August, 9, 2004).


23.1 Consent of Independent Public Accountant, dated July 15, 2004*


* Previously filed


99.1 Private Placement of Securities, dated April 6, 2004 (Incorporated by reference filed with the Company's Form 8-K on May 7, 2004.


99.2 Results of Operations for Quarter ended July 31, 2004 (Incorporated by reference filed with the Company's Form 8-K on September 13, 2004).


99.3 Revision of Fiscal 2004 Guidance as of October 14, 2004 (Incorporated by reference filed with the Company's Form 8-K on October 14, 2004).

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)   Audit Fees

      The aggregate fees billed for professional services rendered by Bedinger & Company for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 were $78,875. Additionally, Bedinger & Company has charged $5,000 for tax preparation services for fiscal year 2004.


(2)   Audit Committee Policies and Procedures

      The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Bedinger & Company for fiscal years 2004.

(3) Audit Work Attributed to Persons Other than Bedinger & Company's Full-time, Permanent Employees.

      Not applicable.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  January 28,  2005               Superclick, Inc. .


                                     By:  /s/ John Glazik
                                          -------------------
                                          John Glazik
                                          President and Chief
Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE TITLE DATE



/s/  John Glazik           President and Chief Executive Officer
-----------------------    January 28, 2005
John Glazik

/s/ Claude Smith           Chief Financial and         January 28, 2005
-----------------------    Accounting Officer
Nancy Gontarek

BOARD OF DIRECTORS


/s/ Todd M. Pitcher         Chairman
January 28, 2005
-----------------------
Todd M. Pitcher

/s/ Sandro Natale           Director
January 28, 2005
-----------------------
Sandro Natale

/s/Jacobo Melcer            Director                   January 28, 2005
-----------------------
Jacobo Melcer

/s/ Robert MacFarlane       Director                   January 28, 2005
-----------------------
Robert MacFarlane

/s/ Hugh Renfro             Director                   January 28, 2005
-----------------------
Hugh Renfro

/s/ George Vesnaver         Director                   January 28, 2005
-----------------------
George Vesnaver

                                SUPERCLICK, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED OCTOBER 31, 2004,
                        TEN MONTHS ENDED OCTOBER 31, 2003
                          AND PERIOD ENDED JUNE 3, 1999
                      (INCEPTION OF THE DEVELOPMENT STAGE)
                               TO OCTOBER 31, 2004

                                    CONTENTS

                                                                                                  PAGE
Report of Independent Registered Public Accounting Firm..........................................  F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheet .................................................................  F-3

     Consolidated Statements of Operations and Accumulated Deficit...............................  F-4

     Consolidated Statements of Stockholders' Equity   ..........................................  F-5

     Consolidated Statements of Comprehensive Income (Loss)   ...................................  F-6

     Consolidated Statements of Cash Flows   ....................................................  F-7

     Supplemental Schedule of Non-Cash Investing and Financing Activities.  .....................  F-8

     Notes to the Financial Statements   ........................................................  F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM






Board of Directors
Superclick, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Superclick Inc. (A Development Stage Company) (the "Company"), as of October 31, 2004 and the related consolidated statements of operations, stockholder's equity (deficit), comprehensive income (loss), and cash flows for the year then ended, for the ten months ended December 31, 2003, and for the period from June 3, 1999 (Date of Inception) to October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superclick, Inc. (A Development Stage Company) as of October 31, 2004 and the related consolidated statements of operations, stockholder's equity (deficit), comprehensive income (loss), and cash flows for the year then ended, for the ten months ended December 31, 2003, and for the period from June 3, 1999 (Date of Inception) to October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Board of Directors
Superclick, Inc.
(A Development Stage Company)
Page two


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



                                                    Bedinger & Company
                                                    Certified Public Accountants
                                                    Concord, California
                                                    December 16, 2004

SUPERCLICK, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheet
October 31, 2003
-------------------------------------------------------------------------------

                                                                                    October 31,
                                                                                        2004
                                                                                    -----------
                                     ASSETS
CURRENT ASSETS
         Cash                                                                       $   475,479
         Accounts receivable                                                          1,048,483
         R&D Tax credits receivable (Note D)                                             82,329
         Sales tax refund receivable                                                     51,190
         Inventory (Note B)                                                             373,723
         Prepaid expenses                                                                24,027
                                                                                    -----------
                      TOTAL CURRENT ASSETS                                            2,055,231

         Fixed assets (Note C)
                      Cost                                                              211,561
                      Accumulated Depreciation                                          (58,525)
                                                                                    -----------
                      Net                                                               153,036
         Deferred tax benefit (Note D)                                                   35,432
         Goodwill (Note K)                                                            1,218,606
                                                                                    -----------
                      TOTAL ASSETS                                                  $ 3,462,305
                                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued expenses :
                      Accounts payable                                              $   761,965
                      Accounts payable-related parties                                   52,885
                      Accrued payroll                                                    12,223
                      Accured other                                                       3,277
         Deferred revenue                                                               256,896
                                                                                    -----------
                      TOTAL CURRENT LIABILITIES                                       1,087,246
         COMMITMENT (Note J)                                                                 --
STOCKHOLDERS' EQUITY (Note F)
         Preferred stock, par value $.0001; 20,000,000
         shares authorized; 0 issued and outstanding                                         --
         Common stock, par value $.0006, 120,000,000 shares authorized; issued
          and outstanding 24,197,002 at October 31, 2004                                 14,518
         Additional paid-in capital                                                   3,308,021
         Stock subscribed                                                               232,000
         Deficit accumulated during the development stage                            (1,216,391)
         Accumulated other comprehensive (loss)
                      (Primarily cumulative translation adjustment)                      36,911
                                                                                    -----------
                      TOTAL STOCKHOLDERS' EQUITY                                      2,375,059
                                                                                    -----------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 3,462,305
                                                                                    ===========

SUPERCLICK, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
For the Year Ended October 31, 2004, Ten Months Ended October 31, 2003,
The Period June 3, 1999 (Date of Inception) to October 31, 2004
-------------------------------------------------------------------------------

                                                                                           June 3, 1999
                                                        Year Ended     Ten Months Ended   (Inception) to
                                                        October 31        October 31        October 31,
                                                      --------------    --------------    --------------
                                                           2004              2003             2004
                                                      --------------    --------------    --------------
Revenue
      Net Sales                                       $    2,791,770    $        2,692    $    2,794,462
      Cost of goods sold                                   1,842,731             3,023         1,845,754
                                                      --------------    --------------    --------------
      Gross profit                                           949,039              (331)          948,708

Costs and Expenses
      Loss on equity method investment                            --                --            90,000
      Bank charges                                             4,959               417             5,932
      Communication                                           25,652             4,032            37,888
      Consulting fees                                         60,527             2,658            79,228
      Meals and entertainment                                 15,762               156            51,461
      Depreciation and amortization                           17,045             1,834            25,002
      Marketing and promotion                                 25,984                --            57,013
      Office                                                 195,245             5,638           202,367
      Professional fees                                      225,931            46,933           440,240
      Investor relations                                     116,531             1,347           145,261
      Loss due to license revisions                               --                --             4,639
      Write down of furniture and equipment                    3,355                --             4,670
      Salaries and wages                                     536,053            32,220           568,273
      Employee benefits                                       16,947                --            16,947
      Travel                                                  94,082             8,059           125,342
      Tax and licenses                                        18,236                --            19,036
      Research and development                               136,610            52,130           188,740
      Directors compensation                                 197,154                --           197,154
      Bad debt expense                                        32,000                --            32,000
      Write down of intangible asset                         136,000                --           136,000
      Interest expense                                         2,112               232             6,345
                                                      --------------    --------------    --------------
      Total expenses                                       1,860,185           155,656         2,433,537
                                                      --------------    --------------    --------------
Loss from operations                                        (911,146)         (155,987)       (1,484,829)
Gain on sale of investment                                        --                --            80,000
Gain on forgiveness of debt                                       --                --            38,864
                                                      --------------    --------------    --------------
      Total other income                                          --                --           118,864
Earnings before taxes                                       (911,146)         (155,987)       (1,365,965)
Benefit for income taxes                                      83,129            66,445           149,574
                                                      --------------    --------------    --------------
NET EARNINGS (LOSS)                                   $     (828,017)   $      (89,542)   $   (1,216,391)
                                                      ==============    ==============    ==============
      Net (loss) per common share
      Basic and diluted                               $       (0.038)   $       (0.020)
                                                      ==============    ==============

      Weighted average common shares outstanding
      Basic and diluted                                   21,702,313         4,426,537

      The average shares listed below were not
      included in the computation of diluted losses
      per share because to do so would have been
      antidilutive for the periods presented:
      Stock options                                          939,856                --
      Warrants                                             2,217,583           773,333

SUPERCLICK, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholder's Equity
For the Period June 3, 1999 (Date of Inception) to October 31, 2004
-------------------------------------------------------------------------------


                                                                                 Common Stock
                                                                 -------------------------------------------     Additional
                                                                   Number of                                      Paid-in
                                                                    Shares          Amount        Subscribed      Capital
                                                                 ------------    ------------    ------------   ------------
BALANCES June 3, 1999                                                      --    $         --    $         --   $         --

     Shares issued during the period
          Shares issued to acquire license (Note B)                 8,333,333           5,000                          5,000
          Shares issued for cash                                    1,916,667           1,150                        102,350

     Net loss for the period from June 3, 1999
     (inception) through December 31, 1999
                                                                 ------------    ------------    ------------   ------------
BALANCES December 31, 1999                                         10,250,000           6,150                        107,350

     Net loss
                                                                 ------------    ------------    ------------   ------------
BALANCES December 31, 2000                                         10,250,000           6,150                        107,350

     Shares issued during the period
          Shares Issued for Nordic acquisition (Note K)               166,667             100                         89,900

     Shares cancelled during the period
          Shares cancelled for license
          agreement revisions                                      (7,916,667)         (4,750)                         4,750

     5:1 forward stock split                                              5:1

     Net loss
                                                                 ------------    ------------    ------------   ------------
BALANCES December 31, 2001                                          2,500,000           1,500                        202,000

     Issuance of common stock                                         583,333             350                         64,635

     Net loss
                                                                 ------------    ------------    ------------   ------------
BALANCES December 31, 2002                                          3,083,334           1,850                        266,635

     Shares issued during the period
          Shares issued for cash                                    2,433,333           1,460                        202,540
          Shares Issued for Superclick Networks, Inc.
               acquisition (Note J)                                14,025,800           8,415                      1,236,520

     6:1 reverse stock split                                              1:6

     Foreign Currency Translation Adjustment

     Net loss
                                                                 ------------    ------------    ------------   ------------
BALANCES December 31, 2003                                         19,542,467          11,725                      1,705,695

     Shares issued during the period
          Shares issued for cash (range $0.18-$0.45 per share)      4,033,329           2,420                      1,201,070
          Shares issued for services                                  621,206             373                        314,781
          Stock options granted                                                                            --         86,475
          Stock subscribed                                                                                           232,000
     Foreign Currency Transalation Adjustment

     Net loss
                                                                 ------------    ------------    ------------   ------------
BALANCES December 31, 2004                                         24,197,002    $     14,518    $    232,000   $  3,308,021
                                                                 ============    ============    ============   ============

                                                                         Deficit
                                                                  Accumulated    Accumulated
                                                                 during the         Other          Total
                                                                Developmental    Comprehensive  Stockholders'
                                                                    Stage        Income (loss)     Equity
                                                                 ------------    ------------   ------------
BALANCES June 3, 1999                                            $         --    $         --   $         --

     Shares issued during the period
          Shares issued to acquire license (Note B)                                                   10,000
          Shares issued for cash                                                                     103,500

     Net loss for the period from June 3, 1999
     (inception) through December 31, 1999                            (18,936)                       (18,936)
                                                                 ------------    ------------   ------------
BALANCES December 31, 1999                                            (18,936)             --         94,564

     Net loss                                                         (88,027)                       (88,027)
                                                                 ------------    ------------   ------------
BALANCES December 31, 2000                                           (106,963)             --          6,537

     Shares issued during the period
          Shares Issued for Nordic acquisition (Note K)                                               90,000

     Shares cancelled during the period
          Shares cancelled for license
          agreement revisions                                                                             --

     5:1 forward stock split

     Net loss                                                        (181,335)                      (181,335)
                                                                 ------------    ------------   ------------
BALANCES December 31, 2001                                           (288,298)             --        (84,798)

     Issuance of common stock                                                                         64,985

     Net loss                                                         (10,534)                       (10,534)
                                                                 ------------    ------------   ------------
BALANCES December 31, 2002                                           (298,832)             --        (30,347)

     Shares issued during the period
          Shares issued for cash                                                                     204,000
          Shares Issued for Superclick Networks, Inc.
               acquisition (Note J)                                                                1,244,935

     6:1 reverse stock split

     Foreign Currency Translation Adjustment                                           (7,476)        (7,476)

     Net loss                                                         (89,542)                       (89,542)
                                                                 ------------    ------------   ------------
BALANCES December 31, 2003                                           (388,374)         (7,476)     1,321,570

     Shares issued during the period
          Shares issued for cash (range $0.18-$0.45 per share)                                     1,203,490
          Shares issued for services                                                                 315,154
          Stock options granted                                                                       86,475
          Stock subscribed                                                                           232,000
     Foreign Currency Transalation Adjustment                                          44,387         44,387

     Net loss                                                        (828,017)                      (828,017)
                                                                 ------------    ------------   ------------
BALANCES December 31, 2004                                       $ (1,216,391)   $     36,911   $  2,375,059
                                                                 ============    ============   ============

SUPERCLICK, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Comprehensive Income (Loss) For the Year Ended October 31, 2004, Ten Months Ended October 31, 2003 and The Period June 3, 1999 (Date of Inception) to October 31, 2004
-------------------------------------------------------------------------------

                                                                       Ten Months       June 3, 1999
                                                     Year Ended          Ended          (Inception) to
                                                     October 31        October 31         October 31
                                                   --------------------------------------------------
                                                        2004              2003               2003
                                                   --------------    --------------    --------------
Net (Loss)                                         $     (828,017)   $      (89,542)   $   (1,216,391)

Other Comprehensive Income (Loss)

         Foreign Currency Translation Adjustment           44,387            (7,476)           36,911
                                                   --------------    --------------    --------------

Net Comprehensive (Loss)                           $     (783,630)   $      (97,018)   $   (1,179,480)
                                                   ==============    ==============    ==============

SUPERCLICK, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Year Ended October 31, 2004, Ten Months Ended October 31, 2003, and The Period June 3, 1999 (Date of Inception) to October 31, 2004
-------------------------------------------------------------------------------

                                                                                         Ten Months       June 3, 1999
                                                                        Year Ended          Ended         (Inception) to
                                                                        October 31,       October 31,      October 31,
                                                                      --------------    --------------    --------------
                                                                            2004            2003            2004
                                                                      --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $     (828,017)   $      (89,542)   $   (1,216,391)
     Adjustments to reconcile net loss
       to net cash used by operating activities:
          Depreciation                                                        17,045             1,834            19,641
          Amortization                                                                                             5,361
          Compensation expense on intrinsic value of options issued           86,475                              86,475
          Stock issued for services                                          315,154                             315,154
          License impairment agreement                                                                             4,639
          Write down of goodwill                                             136,000                             136,000
          Deferred tax benefit                                               (35,432)
          Abandonment of furniture and equipment                               3,355                               4,670
          Loss on investment                                                                                      90,000
CHANGES IN CURRENT ASSETS AND CURRENT
     LIABILITIES: (Net of effect of acquisition)
     (Increase) decrease in current assets:
          Accounts receivable                                             (1,023,546)          129,155          (894,391)
          Other receivables                                                    1,401           (11,897)          (10,496)
          Prepaid expenses                                                   (15,117)             (804)          (15,921)
          Inventory                                                         (350,974)           (1,029)         (352,003)
     Increase (decrease) in current liabilities:
          Accounts payable and accrued expenses                              616,385           (91,323)          556,785
          Accrued Payroll                                                    (43,414)          (10,267)          (53,681)
          Accrued other                                                       (4,752)           16,353            11,601
          Deferred revenue                                                   256,896           256,896
                                                                      --------------    --------------    --------------
          NET CASH USED FOR OPERATING ACTIVITIES                            (868,541)          (57,520)       (1,055,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Cash to acquire SNI                                                     --          (145,000)         (145,000)
          Acquisition of furniture and equipment                            (126,941)           (2,263)         (131,281)
                                                                      --------------    --------------    --------------
          NET CASH USED FOR INVESTING ACTIVITIES                            (126,941)         (147,263)         (276,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                             1,435,490           204,000         1,807,975
          Related party loan                                                 (22,920)            3,076           (19,844)
                                                                      --------------    --------------    --------------
          NET CASH PROVIDED  BY FINANCING ACTIVITIES                       1,412,570           207,076         1,788,131
     EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  39,068             9,082            48,150
NET INCREASE IN CASH                                                         456,156            11,375           468,907
CASH, beginning of period                                                     19,323             1,376                --
CASH acquired                                                                     --             6,572             6,572
                                                                      --------------    --------------    --------------
CASH, end of period                                                   $      475,479    $       19,323    $      475,479
                                                                      ==============    ==============    ==============

     Taxes paid                                                       $          800    $           --    $          800
     Interest paid                                                    $        2,112    $          232    $        2,344
Other non-cash investing and financing activities:
     License agreement acquired by issue of common stock              $           --    $           --    $       10,000
     Nordic Racing Limited acquired by issue of common stock          $           --    $           --    $       90,000
     Forgiveness of related party loan                                $           --    $           --    $       38,864
     Shares issued for services                                       $      315,154    $           --    $      315,154
     Shares issued for acquisition                                                      $    1,244,935    $    1,244,935

SUPERCLICK, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Supplemental Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------------------------------

The Company purchased all of the issued and outstanding stock of Superclick Networks, Inc. The fair value of the assets and liabilities acquired were as follows at October 8, 2003:

Cash                                                      $     6,572
Accounts receivable                                           205,283
R&D tax credit receivable                                      71,833
Prepaid expenses                                                8,106
Inventory                                                      21,720
Property and Equipment (net)                                   40,746
Intangible Assets, Net                                            106
Excess of cost over net assets acquired                     1,354,606
                                                          -----------
                                                            1,708,972


Accounts payable and accrued expenses                        (315,645)
Notes payable to shareholder                                  (19,844)
Note payable to parent co (eliminated in consolidation)      (130,000)

Currency translation adjustment                                16,452
                                                          -----------

Acquisition expenses                                      $    15,000
Fair value of common stock issued                         $ 1,244,935
                                                          ===========

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Superclick, Inc. (the Company) has been in the development stage since its incorporation under the laws of the state of Washington on June 3, 1999. The Company operates as a holding company for acquisitions of subsidiaries.

On October 6, 2003 the Company amended its articles of incorporation by changing the name of the Company to Superclick, Inc.

Pursuant to a share purchase agreement dated October 7, 2003, the Company acquired 100% of the issued and outstanding shares of Superclick Networks, Inc. from its shareholders. In consideration for acquiring all of the Superclick Networks, Inc. shares the Company has issued to its previous shareholders 14,025,800 shares of Superclick, Inc. Accordingly, Superclick Networks, Inc. became the Company's wholly-owned subsidiary as of October 8, 2003. The consolidated financial statements include the operations of SNI from October 8, 2003 through October 31, 2004.

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

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization (Continued)

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

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out method or market. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.

Reclassification

Certain reclassifications have been made to the financial information for the ten months ended October 31, 2003 to conform to the classification used for the year ended October 31, 2004.

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

Superclick Networks, Inc. depreciates its property and equipment on a declining balance method at the following rates as applied to net depreciable value:

            Furniture and fixtures:                     20%
            Computer equipment and software:            30%
            Leasehold improvements                      20%
            Fabrication equipment                       20%

Long-lived assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising

Superclick, Inc. and its wholly-owned subsidiary expense all advertising as incurred. The Company did not incur advertising expense and from the date of the acquisition through October 31, 2003, SNI did not incur advertising expense. For the year ended October 31, 2004 SNI incurred approximately $7,100 in advertising expense.

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

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes (Continued)

statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company underwent a change of control for income tax purposes according to Section 381 of the Internal Revenue Code. The Company's utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules.

Intangible assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

------------------------------------------------------------------------------
                                      October 31, 2004
------------------------------------------------------------------------------
                  Gross Intangible      Accumulated                 Net
                      Assets            Amortization         Intangible Assets
------------------------------------------------------------------------------
Goodwill                $1,218,606                      $0         $1,218,606
------------------------------------------------------------------------------
Other intangibles              500                     500                  0
------------------------------------------------------------------------------
Total                   $1,219,106                    $500         $1,218,606
------------------------------------------------------------------------------

Under SFAS 142 goodwill is not amortized and is deemed to have an indefinite life. For the year ended October 31, 2004 the Company has recognized impairment to be approximately $136,000 and has incurred an expense for the write down in the same amount for the year then ended.

Impact of accounting standards

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

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of accounting standards (Continued)

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149 did not have any impact on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 did not have any impact on the Company's financial condition or results of operations.

In December 2003, the FASB issued SFAS 132r, Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106. SFAS 132r revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of SFAS 132r did not have any impact on the Company's financial condition or results of operations.

In December 2003, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities." This requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether an entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN No. 46R did not have any impact on the Company's financial condition or results of operations.

In November 2004, the FASB issued SFAS 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4,

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

Inventory Pricing, NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of accounting standards (Continued)

by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have any impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued a revision to SFAS 123 (revised 2004), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statements eliminates the alternative method of accounting for employee share- based payments previously available under APB
25. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the final quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, (See Note H). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the final quarter of fiscal year 2005 and thereafter.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transaction that do not have commercial substance, defined as transaction that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occuring after June 15, 2005. The Company does not believe that this recent accounting pronouncement will have a material impact on their financial position or results of operations.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. For the year ended October 31, 2004, two customers individually accounted for 51% and 17% of accounts receivable. For the year ended October 31, 2003, three customers individually accounted for 39%, 22%, and 13% of accounts receivable.

In the year ended October 31, 2004, SNI's two largest customers accounted for 51%, 20% of sales. In the year ended October 31, 2003, SNI's two largest customers accounted for 31% and 21% of sales. A member of the Board of Directors for Superclick, Inc. was the IT Director for the second largest customer during the fiscal year ended October 31, 2004 (See Note I).

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk (Continued)

For the years ended October 31, 2004 and 2003, approximately 45% and 89%, respectively, of SNI's net sales were made to customers outside the United States.

At times SNI has deposits in Canadian bank accounts in excess of Canadian Depository Insurance Company (CDIC) limits. Management periodically reviews the adequacy and strength of the financial institutions and deems this to be a calculated risk.

SNI has been dependent of third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment. For the years ended October 31, 2004 and 2003, SNI's five largest suppliers accounted for 73% and 78% of product and service purchases, respectively. SNI is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at October 31, 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Research and development

Expenses classified as research and development are expensed as incurred.

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE B - INVENTORIES

Inventories are comprised of computer equipment and are stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at October 31, 2004.


--------------------------------------------------------------

--------------------------------------------------------------
Computer equipment                               $89,685
--------------------------------------------------------------
Inventory in transit                             295,059
--------------------------------------------------------------
Provision for losses                              (11,021)
--------------------------------------------------------------

--------------------------------------------------------------
                                                $373,723
--------------------------------------------------------------


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2004 consisted of the following:

                    Furniture and Fixtures                     $94,075
                    Computer hardware                           76,654
                    Computer software                              863
                    Leasehold Improvements                      21,332
                    Mold & Dye                                  18,637
                                                           ------------
                                                              $211,561
                    Less:  Accumulated Depreciation            (58,525)
                                                           ------------
                                                              $153,036
                                                           ============

NOTE D - NET OPERATING LOSS CARRY FORWARD

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At October 31, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years for the parent company. The valuation allowance increased by approximately $341,000 for the year ended October 31, 2004, assuming a tax rate of 40%.

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE D - NET OPERATING LOSS CARRY FORWARD (Continued)

                                         United States Corporation Income Taxes

----------------------------------------------------------------------------------------------------------------------
             Year of Loss                                                   Amount            Expiration Date
----------------------------------------------------------------------------------------------------------------------
           October 31, 2004                                               $852,973            October 31, 2024
----------------------------------------------------------------------------------------------------------------------
           October 31, 2003                                                $68,638            October 31, 2023
----------------------------------------------------------------------------------------------------------------------
          December 31, 2002                                                 10,534           December 31, 2022
----------------------------------------------------------------------------------------------------------------------
          December 31, 2001                                                181,335           December 31, 2021
----------------------------------------------------------------------------------------------------------------------
          December 31, 2000                                                 88,027           December 31, 2020
----------------------------------------------------------------------------------------------------------------------
          December 31, 1999                                                 18,936           December 31, 2019
----------------------------------------------------------------------------------------------------------------------
                                                                        $1,220,443
----------------------------------------------------------------------------------------------------------------------

The expiration dates for U.S. net operating losses (NOL) may be extendable under
Section 381 of the U.S. Internal Revenue Code.


                                       Canadian Income Taxes (Stated in CAD)

----------------------------------------------------------------------------------------------------------------------
             Year of Loss                                                   Amount            Expiration Date
----------------------------------------------------------------------------------------------------------------------
           October 31, 2003                                                 $5,322            October 31, 2010
----------------------------------------------------------------------------------------------------------------------
           October 31, 2002                                                350,910            October 31, 2009
----------------------------------------------------------------------------------------------------------------------
           October 31, 2001                                                 24,879            October 31, 2008
----------------------------------------------------------------------------------------------------------------------
                                                                          $381,111
----------------------------------------------------------------------------------------------------------------------

Superclick Networks, Inc. (SNI) generated research and development tax credits for the years ended October 31, 2004 and 2003 of $83,129 and $66,445, respectively. SNI has net income for the year ended October 31, 2004 which they have reduced to zero through the use of the NOL. The remaining NOL carry forward as of October 31, 2004 is approximately $115,000.

For the year ended October 31, 2004 SNI recognized $47,697 as receivable for research and development and accrued $35,432 as a deferred tax benefit created by research and development activities that occurred during the fiscal year ended October 31, 2004. No valuation allowance has been recorded in connection with the deferred tax benefit as it is the opinion of management that they will have the ability to utilize it in the future.

NOTE E - GOING CONCERN AND MANAGEMENT'S PLANS

The Company will be required to conduct significant research, development and testing activities which, together with the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the next few quarters. Accordingly, there can be no assurance that the Company will continue as a going concern. The Company has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. The Company's

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE E - GOING CONCERN AND MANAGEMENT'S PLANS (Continued)

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

During the year ended October 31, 2004, 1,933,333 of the series "A" Warrants were exercised at $.18 per share, resulting in $348,000 net proceeds to the Company and the issuance of 1,933,333 restricted common shares.

During the quarter ended April 30, 2004 966,665 of series "B" Warrants were exercised at $.24 per share, resulting in $232,000 net proceeds to the Company and the issuance of 966,665 restricted common shares. The shares were issued subsequent to year end and are classified as stock subscribed in Stockholder's Equity.

966,668 "B" Warrants were unexercised as of October 31, 2004 (See note G below). As of October 31, 2004 and commensurate with the private placement filed under Form SB-2 filed June 8, 2004, the Company issued 999,999 shares of common stock in exchange for $450,000. Each share issued in accordance with the private placement is entitled to one "A" Warrant with an exercise price of $0.60 per share.

During the quarter ended July 31, 2004 the Company placed 1,099,999 units in a private placement at a per unit price of $.45, which consisted of one common share and one A Warrant

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE F - COMMON STOCK (Continued)

with an exercise price of $.60. We have received aggregate net proceeds of approximately $495,000.

During the year ended October 31, 2004, the Company issued 621,206 shares of Common Stock in exchange for services with a total value of $315,154 (See Note
I).

NOTE G - WARRANTS

At October 31, 2004 the Company had 966,668 "B" Warrants and 2,099,999 "A" Warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

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
                  ==============

==========================================================

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE H - STOCK INCENTIVE PLANS

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

On September 1, 2004, the Company awarded its CFO a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.65 per share with an expiration date of August 31, 2006. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period.

The Company has recorded compensation expense of $86,475 through October 31, 2004 as the option's prices were less than the fair market value of the Company's stock on the award dates. The compensation amount is amortized over the options' vesting periods.

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

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE H - STOCK INCENTIVE PLANS (Continued)

An annual aggregate limit of 300,000 shares (including Options, Restricted Stock, and Deferred Stock) is set for any individual Director.

The Stock Incentive Plan shall have a duration of ten years commencing on January 1, 2004. Awardees are defined as a director to whom an award is made. An eligible director is any person who on the date of grant is a member of the Board of Directors of the Company and is not an employee of the Company or of any Subsidiary. Stock Options are non-qualified right-to-buy Options for the purchase of Common Stock of the Company. The term of each Option shall be ten years from the Date of Grant. The Option Price shall be the Fair Market Value of Superclick, Inc. Common Stock on the date the Option is granted. Under no circumstances shall any Option vest in less than one year from the date of grant. Shares purchased upon exercise of an Option must be paid for in full at the time of exercise either in cash or with currently owned shares. Neither the Committee on Directors and Governance nor the Board of Directors may re-price any Option that is less than the option exercise price. Restricted Stock is Common Stock of the Company restricted as to sale in such fashion as the Committee on Directors and Governance shall determine. Prior to the lifting of the restrictions, the Awardee will be entitled to receive dividends from and to vote the shares of Restricted Stock.

The following table summarizes the Company's stock option activity for the year ended October 31:


                                      2004
                       -----------------------------------
                                          Weighted Average
                            Shares         Exercise Price
                       ----------------   ----------------
Outstanding at
beginning of period                  --   $             --

Granted                       1,904,784               0.51

Forfeited                            --                 --

                       ----------------   ----------------
Outstanding at
end of year                   1,904,784   $           0.51
                       ================   ================

Options exerciseable
at year end                     390,562
                       ================

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE H - STOCK INCENTIVE PLANS (Continued)

The following table summarizes information about the Company's stock options outstanding at October 31, 2004:

                         Options Outstanding                                            Options Exercisable
                ----------------------------------------------------------     --------------------------------------
                     Number             Weighted             Weighted                                  Weighted
  Range of        Outstanding            Average             Average                                    Average
  Exercise       At October 31,       Contractural           Exercise               Number             Exercise
   Prices             2004            Life (years)            Price              Outstanding             Price
--------------  -----------------   ------------------   -----------------     -----------------   ------------------
 $0.5 - $0.65          1,904,784                 1.51              $ 0.52               390,562               $ 0.51
                -----------------   ------------------   -----------------     -----------------   ------------------
Total                  1,904,784                 1.51              $ 0.52               390,562               $ 0.51
                =================   ==================   =================     =================   ==================


The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its options issued to employees.



The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the year ended October 31, 2004 would have been:

                                                                Year Ended
                                                             October 31, 2004

                 Net loss as reported                            $(828,017)

                 Pro forma                                       $(984,727)

                 Net loss per share, as reported                    $(.038)

                 Pro forma                                          $(.045)


The weighted average fair value of options granted during 2004 was $0.55 per share. The fair value of each option granted in 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                                  2004
                                                  ----

                Risk Free                         2.53%

                Expected life (years)                 2
                Volatility                      152.44%
                Dividend yield                       --

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE I - RELATED PARTY TRANSACTIONS

During the year ended October 31, 2004 the Board of Directors passed a resolution to compensate its Board members for service on the Board. The compensation would be in the form of stock equivalent to $15,000, with piggy back registration rights, based on the price of the stock at close on the first day of trading in the new fiscal year. The stock is issued in full at the beginning of service on the Board. During the year ended October 31, 2004, the Company awarded 296,206 restricted shares of its common stock to directors totaling $197,154.

Mr. Pitcher, Chairman of the Company, provides consulting services to the Company in exchange for monthly compensation of $1,250 and related expenses, in addition to the stock awarded to Board members for service on the Board as mentioned above. Subsequent to year end the stock compensation of the Chairman was increased from $15,000 to $20,000 annually.

During the year ended October 31, 2004 the Company paid for services to companies with affiliations to certain Board of Director members. The Company paid for public relations, investor relations and marketing services to two companies with whom the Chairman of the Board is affiliated. Total compensation to these two companies was $47,995 in cash and 250,000 shares of common stock valued at $62,500. Additionally, the Company paid for administrative services to a company affiliated with one of its Board members totaling $19,720. Finally, a former officer and member of the Board was compensated in the form of stock for consulting services rendered totaling $55,500.

During the year ended October 31, 2004, SNI had sales of approximately $570,000 to a company whose IT Director also served as a member of the Board of Directors of the Company during the fiscal year.

During the year ended October 31, 2003, and prior to the acquisition, three shareholders of Superclick Networks, Inc. (SNI) converted preferred shares of SNI into debt and then cancelled the debt. SNI recognized a gain of $169,441 on the loan forgiveness.

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

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE J - COMMITMENTS AND CONTINGENCIES

SNI leased office space on a month to month basis from a relative of a director and shareholder at $1,006 per month. On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. SNI has also entered into non-cancelable operating leases for office equipment, computers and a vehicle at monthly payments of $634. Future lease payments under this operating lease are as follows:

Year Ended October 31,
2005                     $   59,872
2006                         55,484
2007                         55,011
2008                         52,937
2009                         48,525
                         ----------
                         $  271,829

The Company's SNI subsidiary incurred $20,234 and $0 in rent expense during the year ended October 31, 2004 and the date of acquisition through October 31, 2003, respectively.

NOTE K - ACQUISITION OF SUPERCLICK NETWORKS, INC.

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

The summarized assets and liabilities of the purchased company on October 8, 2003 were as follows:

-------------------------------------------------------------
Cash                                                  $6,572
-------------------------------------------------------------
Other current assets                                 306,942
-------------------------------------------------------------
Property and equipment (net)                          40,746
-------------------------------------------------------------
Other non-current assets                                 106
-------------------------------------------------------------
                                                    $354,366
-------------------------------------------------------------

-------------------------------------------------------------
Current liabilities                                (315,645)
-------------------------------------------------------------
Long-term debt to shareholder                       (19,844)
-------------------------------------------------------------
Note payable to parent (eliminated in
consolidation) (130,000)
-------------------------------------------------------------
Currency translation adjustment                       16,452
-------------------------------------------------------------
                                                   $(94,671)
-------------------------------------------------------------

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE K - ACQUISITION OF SUPERCLICK NETWORKS, INC. (Continued)

The following summarized consolidated pro forma (unaudited) information assumes the acquisition occurred on November 1, 2002 and November 1, 2001:

                                              2003                  2002
                                       -----------------     -----------------
Net Sales
                                               $652,336              $151,744
                                       =================     =================
Net Income (loss) from operations
                                             ($311,666)            ($163,773)
                                       =================     =================

Other income (expense)                         $208,305                    --
                                       =================     =================

Net Income (loss)                            ($103,361)            ($163,773)
                                       =================     =================

Earnings (loss) per share:
Basic and diluted                              ($0.005)              ($0.010)
                                       =================     =================


Other income of $208,305 represents the forgiveness of loans by certain related parties.

The separate financial statements of SNI, in U.S. dollars, are as follows:

                                                      October 31,
----------------------------------------------------------------------------
                                             2003                   2002
----------------------------------------------------------------------------
Cash                                        $15,656                 $14,843
----------------------------------------------------------------------------
Accounts receivable                          76,128                  19,460
----------------------------------------------------------------------------
R&D tax credits receivable                   83,730                 113,740
----------------------------------------------------------------------------
Inventories                                  22,749                  25,153
----------------------------------------------------------------------------
Prepaid expenses                              6,454                   8,793
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Total current assets                       $204,717                $181,989
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Property and equipment (net)                 41,175                  42,998
----------------------------------------------------------------------------
Intangible asset (net)                            0                  13,993
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Total assets                               $245,892                $238,980
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Accounts payable                           $167,357                 $92,301
----------------------------------------------------------------------------
Accrued payroll                              55,637                   2,567
----------------------------------------------------------------------------
Accrued other                                 8,029                   3,031
----------------------------------------------------------------------------
Notes payable                                22,920                  32,039
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Total Liabilities                          $253,943                $129,938
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Common stock                                213,891                 383,332
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Currency translation adjustment             (7,476)                 (4,643)
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Retained earnings (deficit)               (214,466)               (269,646)
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Total equity                               $(8,051)                $109,043
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Total liabilities and equity               $245,892                $238,980
----------------------------------------------------------------------------

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-----------------------------------------------------------------------

-----------------------------------------------------------------------
Total Liabilities                               $253,943      $129,938
-----------------------------------------------------------------------

-----------------------------------------------------------------------
Common stock                                     213,891       383,332
-----------------------------------------------------------------------

-----------------------------------------------------------------------
Currency translation adjustment                  (7,476)       (4,643)
-----------------------------------------------------------------------

-----------------------------------------------------------------------
Retained earnings (deficit)                    (214,466)     (269,646)
-----------------------------------------------------------------------

-----------------------------------------------------------------------
Total equity                                    $(8,051)      $109,043
-----------------------------------------------------------------------

-----------------------------------------------------------------------
Total liabilities and equity                    $245,892      $238,980
-----------------------------------------------------------------------

   Statements of Income and retained earnings for the years ended October 31:

                                                2003           2002
                                            -----------    -----------
Revenue:
     Sales                                  $   652,336    $    96,483

Cost and Expenses:
     Cost of sales                              478,763         72,683
     General and administrative expense         355,953        165,892
     Research and development                    89,449        136,380
     Depreciation and amortization               27,414         26,252
     Interest                                    11,462          2,900
                                            -----------    -----------

     Total costs and expenses                   963,041        404,107

Income loss from operations                    (310,706)      (307,624)

Other income expense
     Gain loss on cancellation of debt          299,441              0
                                            -----------    -----------

Earnings loss before income taxes               (11,265)      (307,624)

     Provision (Benefit) for income taxes       (66,445)      (105,656)
                                            -----------    -----------

          Net earnings (loss)                    55,181       (201,968)

Retained Earnings, beginning of year           (269,646)       (67,678)

                                            -----------    -----------
Retained Earnings, end of year                 (214,466)      (269,646)
                                            ===========    ===========

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE K - ACQUISITION OF SUPERCLICK NETWORKS, INC. (Continued)

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

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31 2004,
AND TEN MONTHS ENDED OCTOBER 31, 2003
-------------------------------------------------------------------------------

NOTE K - ACQUISITION OF SUPERCLICK NETWORKS, INC. (Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:               2003               2002
                                               --------------    --------------
     Sale of common stock                                   0           383,332

     Related party loan                                97,273          (168,940)

NET CASH PROVIDED  BY FINANCING ACTIVITIES             97,273           214,392
                                               --------------    --------------
     Effect of exchange rate changes on cash
                                                      (10,521)           32,135

NET INCREASE DECREASE IN CASH                             813             4,675

CASH, beginning of period                              14,843            10,168
                                               --------------    --------------
CASH, end of period                                    16,656            14,843
                                               ==============    ==============


NOTE L - SUBSEQUENT EVENTS (Unaudited)

In November 2004 966,665 "B" share purchase warrants were issued. Payment for the warrants was received prior to year end and is classified in Stockholder's Equity.

On December 3, 2004 the Company filed an 8-K with the SEC regarding a press release it issued on December 2, 2004. The Company signed an agreement to become the high speed internet provider to a European based company. Through the agreement the Company will supply the hardware, software and customer support to the customer

On December 8, 2004 the Board passed a resolution to grant 105,000 stock options to certain key employees under the Company's Stock Option Plan as of January 1, 2005. The exercise price of the options is $0.60 per share with a two year vesting period at a rate of 12.5% per quarter.