Form 10QSB
period 2005-01-31
SUPERCLICK INC
filed 2005-03-16
CIK 1104891

Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Quarterly Period Ended January 31, 2005.

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


                       5001 LBJ Freeway, Suite 700 PMB173
                               Dallas, Texas 75244
                                 (858) 518-1387
          ------------------------------------------------------------
          (Address, Including Zip Code, And Telephone Number, Including
            Area Code, Of Registrant's mailing address in California)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (x) No ( )

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of January 31, 2005 was 25,163,773.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

                                     Part I


Item 1.   Financial Statements

Consolidated Balance Sheet as of January 31, 2005 (Unaudited)...........      2

Consolidated Statements of Operations and accumulated deficit for the three months ended January 31, 2005 and 2004, and for the
   Period June 3, 1999(Date of inception) to January 31, 2005
   (unaudited) .........................................................      3

Consolidated Statements of Stockholders Equity for the
   three months ended January 31, 2005 and for the period
   June 3,1999 (Date of inception) to January 31, 2005 (unaudited)......      4

Consolidated Statements of Comprehensive Income (Loss) for the three months ended January 31, 2005 and 2004, and the Period
  June 3, 1999 (Date of Inception) to January 31, 2005 (unaudited)......      5

Consolidated Statements of Cash Flows for the three months
   ended January 31, 2005 and 2004, and for the period June 3, 1999
   (Date of inception) to January 31, 2005 (unaudited)..................      6

Supplemental Schedule of Non-Cash Investing and Financing Activities....      7

Notes To Financial Statements (Unaudited) ..............................      8

Item 2.   Management's Discussion and Analysis .........................     26

Item 3.   Controls and Procedures.......................................     32

                           Part II - Other Information


Item 4.   Exhibits and Reports on Form 8-K .............................     32

Item 5.   Signatures ...................................................     33

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheet
January 31, 2005
================================================================================

                                                                      January 31,
                                                                          2005
                                                                      ------------
                                     ASSETS
CURRENT ASSETS
     Cash                                                             $    360,509
     Accounts receivable                                                   867,792
     R&D Tax credits receivable (Note E)                                    81,179
     Sales tax refund receivable                                            28,976
     Inventory (Note B)                                                    114,023
     Prepaid expenses                                                       37,265
                                                                      ------------
           TOTAL CURRENT ASSETS                                          1,489,744

     Fixed assets (Note C)
           Cost                                                            217,637
           Accumulated Depreciation                                        (68,739)
                                                                      ------------
           Net                                                             148,899

     Deferred tax benefit (Note E)                                          34,937

     Goodwill                                                            1,218,606
                                                                      ------------
           TOTAL ASSETS                                               $  2,892,185
                                                                      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses :
           Accounts payable (Note D)                                  $    439,802
           Accured other                                                    50,226
                                                                      ------------
           TOTAL CURRENT LIABILITIES                                       490,028

     COMMITMENT (Note K)                                                        --

STOCKHOLDERS' EQUITY (Note G)

     Preferred stock, par value $.0001; 20,000,000
     shares authorized; 0 issued and outstanding                                --

     Common stock, par value $.0006, 120,000,000 shares authorized;
     issued and outstanding 25,163,773 at January 31, 2005                  15,098
     Additional paid-in capital                                          3,591,539
     Stock subscribed                                                           --
     Deficit accumulated during the development stage                   (1,281,919)
     Accumulated other comprehensive (loss)
           (Primarily cumulative translation adjustment)                    77,439
                                                                      ------------
           TOTAL STOCKHOLDERS' EQUITY                                    2,402,158
                                                                      ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  2,892,185
                                                                      ============

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended January 31, 2005 and 2004, and
The Period June 3, 1999 (Date of Inception) to January 31, 2005
================================================================================

                                                                                                 June 3, 1999
                                                            Three Months        Three Months   (Inception) to
                                                          Ended January 31,   Ended January 31,  January 31,
                                                          ----------------    ----------------    ----------------
                                                                2005                2004                2005
                                                          ----------------    ----------------    ----------------
Revenue
      Net Sales                                           $      1,437,363    $        291,422    $      4,231,825
      Cost of goods sold                                           896,723             168,574           2,742,477
                                                          ----------------    ----------------    ----------------
      Gross profit                                                 540,640             122,848           1,489,349

Costs and Expenses
      Loss on equity method investment                                  --                  --              90,000
      Bank charges                                                   5,948               3,614              11,880
      Communication                                                 15,932              10,337              53,820
      Consulting fees                                                   --               5,866              79,228
      Meals and entertainment                                        6,358               3,882              57,819
      Depreciation and amortization                                 11,256               5,249              36,258
      Marketing and promotion                                       17,699               5,201              74,712
      Office                                                        69,254              18,137             271,621
      Professional fees                                             82,802              64,045             522,242
      Investor relations                                            15,014               1,753             160,274
      Loss due to license revisions                                     --                  --               4,639
      Write down of furniture and equipment                             --                  --               4,670
      Salaries and wages                                           329,229              94,450             909,673
      Employee benefits                                             12,603                  --              29,550
      Travel                                                        36,675              22,598             162,017
      Tax and licenses                                                  --                  --               7,665
      Research and development                                         213                  --              39,379
      Directors compensation                                            --                  --             197,154
      Bad debt expense                                                  --                  --              32,000
      Write down of intangible asset                                    --                  --             136,000
      Foreign currency (gain)/loss                                   3,186                  --               3,186
      Interest expense                                                  --                 365               6,345
                                                          ----------------    ----------------    ----------------
      Total expenses                                               606,168             235,498           2,890,132
                                                          ----------------    ----------------    ----------------
Loss from operations                                               (65,528)           (112,650)         (1,400,783)
Gain on sale of investment                                              --                  --              80,000
Gain on forgiveness of debt                                             --                  --              38,864
                                                          ----------------    ----------------    ----------------
      Total other income                                                --                  --             118,864
Earnings before taxes                                              (65,528)           (112,650)         (1,281,919)
Benefit for income taxes                                                --                  --                  --
                                                          ----------------    ----------------    ----------------
NET EARNINGS (LOSS)                                       $        (65,528)   $       (112,650)   $     (1,281,919)
                                                          ================    ================    ================
      Net (loss) per common share
      Basic and diluted                                   $         (0.003)   $         (0.005)
                                                          ================    ================

      Weighted average common shares outstanding
      Basic and diluted                                         25,088,588          20,747,646

      The average shares listed below were not included
      in the computation of diluted losses per share
      because to do so would have been antidilutive for
      the periods presented:
      Stock options                                              1,988,117                  --
      Warrants                                                   2,099,999           1,933,333

SUPERCLICK, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholder's Equity
For the Period June 3, 1999 (Date of Inception) to January 31, 2005
================================================================================

                                                                                         Common Stock
                                                                 -------------------------------------------------------
                                                                     Number of
                                                                      Shares             Amount            Subscribed
                                                                 ----------------   ----------------    ----------------
BALANCES June 3, 1999                                                          --   $             --    $             --

     Shares issued during the period
          Shares issued to acquire license                              8,333,333              5,000
          Shares issued for cash                                        1,916,667              1,150

     Net loss for the period from June 3, 1999
     (inception) through December 31, 1999
                                                                 ----------------   ----------------    ----------------
BALANCES October 31, 1999                                                                 10,250,000               6,150

     Net loss
                                                                 ----------------   ----------------    ----------------
BALANCES October 31, 2000                                              10,250,000              6,150

     Shares issued during the period
          Shares Issued for Nordic acquisition                            166,667                100

     Shares cancelled during the period
          Shares cancelled for license
          agreement revisions                                          (7,916,667)            (4,750)

     5:1 forward stock split                                                  5:1

     Net loss
                                                                 ----------------   ----------------    ----------------
BALANCES October 31, 2001                                               2,500,000              1,500

     Issuance of common stock                                             583,333                350

     Net loss
                                                                 ----------------   ----------------    ----------------
BALANCES October 31, 2002                                               3,083,334              1,850

     Shares issued during the period
          Shares issued for cash                                        2,433,333              1,460
          Shares Issued for Superclick Networks, Inc.
               acquisition (Note K)                                    14,025,800              8,415

     6:1 reverse stock split                                                  1:6

     Foreign Currency Translation Adjustment

     Net loss
                                                                 ----------------   ----------------    ----------------
BALANCES October 31, 2003                                              19,542,467             11,725

     Shares issued during the period
          Shares issued for cash (range $0.18-$0.45 per share)          4,033,329              2,420
          Shares issued for services                                      621,206                373
          Stock options granted                                                                   --
          Stock subscribed                                                                                       232,000
     Foreign Currency Transalation Adjustment

     Net loss
                                                                 ----------------   ----------------    ----------------
BALANCES October 31, 2004                                              24,197,002   $         14,518    $        232,000

     Shares issued during the period
          Shares issued for cash                                          966,665                580
          Stock options granted
          Stock subscribed                                                                                      (232,000)
     Foreign Currency Transalation Adjustment

     Net loss
                                                                 ----------------   ----------------    ----------------
BALANCES January 31, 2005                                              25,163,667   $         15,098    $             --
                                                                 ================   ================    ================

                                                                                         Deficit
                                                                                        Accumulated        Accumulated
                                                                    Additional          during the            Other
                                                                      Paid-in          Developmental       Comprehensive
                                                                      Capital              Stage           Income (loss)
                                                                  ----------------    ----------------    ----------------
BALANCES June 3, 1999                                             $             --    $             --    $             --

     Shares issued during the period
          Shares issued to acquire license                                   5,000
          Shares issued for cash                                           102,350

     Net loss for the period from June 3, 1999
     (inception) through December 31, 1999                                                     (18,936)
                                                                  ----------------    ----------------    ----------------
BALANCES October 31, 1999                                                  107,350             (18,936)                 --

     Net loss                                                                                  (88,027)
                                                                  ----------------    ----------------    ----------------
BALANCES October 31, 2000                                                  107,350            (106,963)                 --

     Shares issued during the period
          Shares Issued for Nordic acquisition                              89,900

     Shares cancelled during the period
          Shares cancelled for license
          agreement revisions                                                4,750

     5:1 forward stock split

     Net loss                                                                                 (181,335)
                                                                  ----------------    ----------------    ----------------
BALANCES October 31, 2001                                                  202,000            (288,298)                 --

     Issuance of common stock                                               64,635

     Net loss                                                                                  (10,534)
                                                                  ----------------    ----------------    ----------------
BALANCES October 31, 2002                                                  266,635            (298,832)                 --

     Shares issued during the period
          Shares issued for cash                                           202,540
          Shares Issued for Superclick Networks, Inc.
               acquisition (Note K)                                      1,236,520

     6:1 reverse stock split

     Foreign Currency Translation Adjustment                                                                        (7,476)

     Net loss                                                                                  (89,542)
                                                                  ----------------    ----------------    ----------------
BALANCES October 31, 2003                                                1,705,695            (388,374)             (7,476)

     Shares issued during the period
          Shares issued for cash (range $0.18-$0.45 per share)           1,201,070
          Shares issued for services                                       314,781
          Stock options granted                                             86,475
          Stock subscribed
     Foreign Currency Transalation Adjustment                                                                       44,387

     Net loss                                                                                 (828,017)
                                                                  ----------------    ----------------    ----------------
BALANCES October 31, 2004                                         $      3,308,021    $     (1,216,391)   $         36,911

     Shares issued during the period
          Shares issued for cash                                           231,420
          Stock options granted                                             52,098
          Stock subscribed
     Foreign Currency Transalation Adjustment                                                                       40,528

     Net loss                                                                                  (65,528)
                                                                  ----------------    ----------------    ----------------
BALANCES January 31, 2005                                         $      3,591,539    $     (1,281,919)   $         77,439
                                                                  ================    ================    ================



                                                                        Total
                                                                    Stockholders'
                                                                        Equity
                                                                   ----------------
BALANCES June 3, 1999                                              $             --

     Shares issued during the period
          Shares issued to acquire license                                   10,000
          Shares issued for cash                                            103,500

     Net loss for the period from June 3, 1999
     (inception) through December 31, 1999                                  (18,936)
                                                                   ----------------
BALANCES October 31, 1999                                                    94,564

     Net loss                                                               (88,027)
                                                                   ----------------
BALANCES October 31, 2000                                                     6,537

     Shares issued during the period
          Shares Issued for Nordic acquisition                               90,000

     Shares cancelled during the period
          Shares cancelled for license
          agreement revisions                                                    --

     5:1 forward stock split

     Net loss                                                              (181,335)
                                                                   ----------------
BALANCES October 31, 2001                                                   (84,798)

     Issuance of common stock                                                64,985

     Net loss                                                               (10,534)
                                                                   ----------------
BALANCES October 31, 2002                                                   (30,347)

     Shares issued during the period
          Shares issued for cash                                            204,000
          Shares Issued for Superclick Networks, Inc.
               acquisition (Note K)                                       1,244,935

     6:1 reverse stock split

     Foreign Currency Translation Adjustment                                 (7,476)

     Net loss                                                               (89,542)
                                                                   ----------------
BALANCES October 31, 2003                                                 1,321,570

     Shares issued during the period
          Shares issued for cash (range $0.18-$0.45 per share)            1,203,490
          Shares issued for services                                        315,154
          Stock options granted                                              86,475
          Stock subscribed                                                  232,000
     Foreign Currency Transalation Adjustment                                44,387

     Net loss                                                              (828,017)
                                                                   ----------------
BALANCES October 31, 2004                                          $      2,375,059

     Shares issued during the period
          Shares issued for cash                                            232,000
          Stock options granted                                              52,098
          Stock subscribed                                                 (232,000)
     Foreign Currency Transalation Adjustment                                40,528

     Net loss                                                               (65,528)
                                                                   ----------------
BALANCES January 31, 2005                                          $      2,402,158
                                                                   ================

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Unaudited Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended January 31, 2005, and
2004, and The Period June 3, 1999 (Date of Inception) to January 31, 2005
================================================================================

                                                   Three            Three
                                                  Months            Months          June 3, 1999
                                                   Ended             Ended         (Inception) to
                                                 January 31,       January 31,      January 31,
                                               --------------    --------------    --------------
                                                    2005              2004               2005
                                               --------------    --------------    --------------
Net Gain/(Loss)                                $      (65,528)   $     (112,650)   $   (1,281,919)

Other Comprehensive Income (Loss)                          --                --                --

     Foreign Currency Translation Adjustment           40,528           (10,594)           77,439
                                               --------------    --------------    --------------

Net Comprehensive (Loss)                       $      (25,000)   $     (123,244)   $   (1,204,480)
                                               ==============    ==============    ==============


SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows For the Three Months
Ended January 31, 2005 and 2004, and The Period June 3, 1999
(Date of Inception) to January 31, 2005
================================================================================

                                                                    Three Months    Three Months    June 3, 1999
                                                                        Ended          Ended       (Inception) to
                                                                     January 31,     January 31,     January 31,
                                                                    ------------    ------------    ------------
                                                                        2005            2004            2005
                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $    (65,528)   $   (112,650)   $ (1,281,919)
    Adjustments to reconcile net loss
       to net cash used by operating activities:
        Depreciation                                                      11,256           5,250          30,897
        Amortization                                                       5,361
        Compensation expense on intrinsic value of options issued         52,098                         138,573
        Stock issued for services                                                                        315,154
        License impairment agreement                                                                       4,639
        Write down of goodwill                                                                           136,000
        Deferred tax benefit                                                                             (35,432)
        Abondonment of furniture and equipment                                                             4,670
        Loss on investment                                                                                90,000
CHANGES IN CURRENT ASSETS AND CURRENT
    LIABILITIES: (Net of effect of acquisition)
    (Increase) decrease in current assets:
        Accounts receivable                                              169,417        (213,773)       (724,974)
        Other receivables                                                 21,937           3,309          11,440
        Prepaid expenses                                                 (13,361)          7,747         (29,282)
        Inventory                                                        259,654           2,010         (92,349)
    Increase (decrease) in current current liabilities:
        Accounts payable and accrued expenses                           (371,060)         30,761         185,725
        Accrued payroll                                                  (12,297)        (30,848)        (65,978)
        Accrued other                                                     47,951          24,585          59,552
        Deferred revenue                                                (258,459)                         (1,563)
                                                                    ------------    ------------    ------------
        NET CASH USED FOR OPERATING ACTIVITIES                          (158,392)       (283,611)     (1,249,486)
CASH FLOWS FROM INVESTING ACTIVITIES:
        Cash to acquire Superclick Networks, Inc.                                                       (145,000)
        Acquisition of furniture and equipment                            (9,217)         (2,887)       (140,498)
                                                                    ------------    ------------    ------------
        NET CASH USED FOR INVESTING ACTIVITIES                            (9,217)         (2,887)       (285,498)
CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of common stock                                                             348,000       1,807,975
        Repayment of Note payable                                                        (23,143)             --
        Related party loan                                                                               (19,844)
                                                                    ------------    ------------    ------------
        NET CASH PROVIDED  BY FINANCING ACTIVITIES                            --         324,857       1,788,131

    EFFECT OF EXCHANGE RATE CHANGES ON CASH                               52,639          (7,874)        100,789
NET INCREASE (DECREASE) IN CASH                                         (114,970)         30,485         353,937
CASH, beginning of period                                                475,479          19,323              --
CASH acquired                                                                 --              --           6,572
                                                                    ------------    ------------    ------------
CASH, end of period                                                 $    360,509    $     49,808    $    360,509
                                                                    ============    ============    ============
Other non-cash investing and financing activities:
    License agreement acquired by issue of common stock             $         --    $         --    $     10,000
    Nordic Racing Limited acquired by issue of common stock         $         --    $         --    $     90,000
    Forgiveness of related party loan                               $         --    $         --    $     38,864
    Shares issued for services                                      $         --    $         --    $    315,154
    Shares issued for acqusition                                    $         --    $         --    $  1,244,935
    Interest paid                                                   $         --    $        365    $      2,344
    Taxes paid                                                      $         --    $         --    $        800

SUPERCLICK, INC. AND SUBSIDIARY
(Formerly Grand Prix Sports, Inc.)
(A Development Stage Company)
Supplemental Schedule of Non-Cash Investing and Financing Activities (Unaudited)
================================================================================

The Company purchased all of the issued and outstanding stock of Superclick Networks, Inc. The fair value of the assets and liabilities acquired were as follows at October 8, 2003:

Cash                                                                                $      6,572
Accounts receivable                                                                      205,283
R&D tax credit receivable                                                                 71,833
Prepaid expenses                                                                           8,106
Inventory                                                                                 21,720
Property and Equipment (net)                                                              40,746
Intangible Assets, Net                                                                       106
Excess of cost over net assets acquired                                                1,354,606
                                                                                    ------------
                                                                                       1,708,972

Accounts payable and accrued expenses                                                   (315,645)
Notes payable to shareholder                                                             (19,844)
Note payable to Superclick, Inc (eliminated in consolidation at October 31, 2003)
                                                                                        (130,000)

Currency translation adjustment                                                           16,452
                                                                                    ------------

Acquisition expenses                                                                $     15,000
Fair value of common stock issued                                                   $  1,244,935
                                                                                    ============

                                Superclick, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                   For The Three Months Ended January 31, 2005

Note A-Organization And Summary Of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Superclick, Inc. (the "Company"), as of January 31, 2005 and for the three month periods ended January 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

Superclick, Inc. (the Company) has been in the development stage since its incorporation under the laws of the state of Washington on June 3, 1999. The Company operates as a holding company for acquisitions of subsidiaries and provides management services to its wholly-owned subsidiary.

On October 6, 2003 the Company amended its articles of incorporation by changing the name of the Company to Superclick, Inc.

Pursuant to a share purchase agreement dated October 7, 2003, the Company acquired 100% of the issued and outstanding shares of Superclick Networks, Inc. from its shareholders. In consideration for acquiring all of the Superclick Networks, Inc. shares the Company has issued to its previous shareholders 14,025,800 shares of Superclick, Inc. Accordingly, Superclick Networks, Inc. became the Company's wholly-owned subsidiary as of October 8, 2003. The consolidated financial statements include the operations of SNI from October 8, 2003 through January 31, 2005.

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

Advertising

Superclick, Inc. and its wholly-owned subsidiary expense all advertising as incurred. The Company has not incurred any marketing and advertising expense from the date of the acquisition through October 31, 2003. For the year ended October 31, 2004 SNI incurred approximately $7,100 in advertising expense. During three months ended January 31, 2005, the Company incurred approximately $17,699 for marketing and advertising expense.

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

Intangible assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                    Gross Intangible                                         Net
                         Assets          Accumulated Amortization     Intangible Assets
Goodwill               $1,218,606                            $0            $1,218,606
Other intangibles             500                           500                     0
Total                  $1,219,106                          $500            $1,218,606

Under SFAS 142 goodwill is not amortized and is deemed to have an indefinite life. For the year ended October 31, 2004 the Company recognized impairment to be approximately $136,000 and incurred an expense for the write down in the same amount for the year then ended.

Impact of accounting standards

In November 2004, the FASB issued SFAS 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have any impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued a revision to SFAS 123 (revised 2004), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statements eliminate the alternative method of accounting for employee share- based payments previously available under APB
25. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the final quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, (See Note H). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the final quarter of fiscal year 2005 and thereafter.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transaction that do not have commercial substance, defined as transaction that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005. The Company does not believe that this recent accounting pronouncement will have a material impact on their financial position or results of operations.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. For the three months ended January 31, 2005, two customers individually accounted for 82% and 8%, respectively, of accounts receivable. During the three months ended January 31, 2005, SNI's two largest customers accounted for 51% and 20% of sales respectively.

For the three months ended January 31, 2005, approximately 18% of SNI's net sales were made to customers outside the United States.

SNI is dependent on third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment. For the three months ended January 31, 2005, SNI's five largest suppliers accounted for 69% of product and service purchases. SNI is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at January 31, 2005, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE B - INVENTORIES

Inventories are comprised of computer equipment and are stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at January 31, 2005.

            Computer equipment        95,836
            Inventory in transit      29,054
            Provision for losses     (10,867)
                                   ---------
                                   $ 114,023
                                   =========

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2005:

            Furniture & fixtures       $     94,153
            Computer hardware                81,446
            Leasehold improvements           22,811
            Fabrication mold and dye         18,376
            Computer software                   851
                                       ------------
                                            217,637
            Accumulated depreciation        (68,739)
                                       ------------
            Fixed assets, net          $    148,899
                                       ============

NOTE D - ACCOUNTS PAYABLE

Accounts payable at January 31, 2005 was solely trade Payables. There was no professional fees payable, consulting fees payable, or taxes payable.

NOTE E - NET OPERATING LOSS CARRY FORWARD

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

                     United States Corporation Income Taxes

             Year of Loss                 Amount            Expiration Date
             ------------                 ------            ---------------
           October 31, 2004             $852,973            October 31, 2024
           October 31, 2003              $68,638            October 31, 2023
          December 31, 2002               10,534           December 31, 2022
          December 31, 2001              181,335           December 31, 2021
          December 31, 2000               88,027           December 31, 2020
          December 31, 1999               18,936           December 31, 2019
                                     ------------
                                      $1,220,443
                                     ============

The expiration dates for U.S. net operating losses (NOL) may be extendable under
Section 381 of the U.S. Internal Revenue Code.

                      Canadian Income Taxes (Stated in CAD)

             Year of Loss                  Amount            Expiration Date
             ------------                  ------            ---------------
           October 31, 2003                $5,322            October 31, 2010
           October 31, 2002               179,583            October 31, 2009
                                         ---------
                                         $184,905
                                         =========

Superclick Networks, Inc. (SNI) generated research and development tax credits for the years ended October 31, 2004 and 2003 of $83,129 and $66,445, respectively. SNI had net income for the year ended October 31, 2004 which they have reduced to zero through the use of the NOL. The remaining NOL carry forward as of October 31, 2004 was approximately $185,000 (CAD).

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

NOTE F - GOING CONCERN AND MANAGEMENT'S PLANS

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

NOTE G - COMMON STOCK

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

During the quarter ended April 30, 2004 966,665 of series "B" Warrants were exercised at $.24 per share, resulting in $232,000 net proceeds to the Company and the issuance of 966,665 restricted common shares. The shares were issued subsequent to year end and are classified as stock subscribed in Stockholder's Equity at October 31, 2004. As of January 31, 2005 all stock subscribed was issued.

966,668 "B" Warrants were unexercised as of October 31, 2004 (See note H below). As of October 31, 2004 and commensurate with the private placement filed under Form SB-2 filed June 8, 2004, the Company issued 999,999 shares of common stock in exchange for $450,000. Each share issued in accordance with the private placement is entitled to one "A" Warrant with an exercise price of $0.60 per share.

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

NOTE H - WARRANTS

At January 31, 2005 the Company had 2,099,999 "A" Warrants outstanding and 966,668 "B" Warrants entitling the holder thereof the right to purchase one common share for each warrant held as follows:

                                        Exercise
  Warrant           Number of           Price Per            Expiration
   Class             Warrants            Warrant                Date
------------      ---------------      ------------       ------------------

     B                   386,668            $ 0.24                   9/9/06
     B                   193,333            $ 0.24                  9/29/06
     B                   193,333            $ 0.24                 10/15/06
     B                   193,334            $ 0.24                 10/22/06
                        --------
                         966,668

     A                    55,555            $ 0.60                  4/14/07
     A                   444,444            $ 0.60                  4/19/07
     A                   100,000            $ 0.60                  4/19/07
     A                   100,000            $ 0.60                  4/23/07
     A                   100,000            $ 0.60                  4/29/07
     A                   100,000            $ 0.60                  4/29/07
     A                   100,000            $ 0.60                  4/29/07
     A                   100,000            $ 0.60                   5/7/07
     A                   200,000            $ 0.60                  5/10/07
     A                   100,000            $ 0.60                  5/11/07
     A                   100,000            $ 0.60                  5/12/07
     A                   100,000            $ 0.60                  5/17/07
     A                    11,000            $ 0.60                  5/24/07
     A                   100,000            $ 0.60                  5/24/07
     A                   200,000            $ 0.60                   6/2/07
     A                   100,000            $ 0.60                  6/16/07
     A                    89,000            $ 0.60                  6/17/07
                       ---------
Total                  2,099,999

                       3,066,667
                       =========

NOTE I - STOCK INCENTIVE PLAN

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

The total number of shares of Stock set aside for Awards may be granted under the Plan shall be 2,000,000 shares. The Company may issue each of the following under this Plan: Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award. The Plan was effective April 9, 2004 (the "Effective Date"), provided that within one year of the Effective Date, the Plan shall have been approved by at least a majority vote of stockholders. No Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award shall be granted pursuant to the Plan ten years after the Effective Date.

On March 4, 2004, the Company awarded its CEO a non-qualified stock option to purchase 884,784 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of March 3, 2010. The options vest and become exercisable at a rate of 38,866 per month over a twenty-four month period.

On June 1, 2004, the Company awarded employees non-qualified stock options to purchase 720,000 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of June 1, 2010. The options vest and become exercisable at a rate of 90,000 per quarter over a twenty-four month period.

On September 1, 2004, the Company awarded its CFO a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.65 per share with an expiration date of September 1, 2010. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period.

On December 8, 2004, the Company awarded employees non-qualified stock options to purchase 125,000 shares of common stock of the Company at an exercise price of $.60 per share with an expiration date of December 7, 2011. The options vest and become exercisable at a rate of 15,625 per quarter over a twenty-four month period.

Through January 31, 2005, the Company recorded compensation expense of $138,573, as the option's prices were less than the fair market value of the Company's stock on the award dates. The full compensation amount, based on APB Opinion 25, "Accounting for Stock Issued to Employees", is amortized over the options' vesting periods.

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

The following table summarizes the Company's stock option activity for the quarter ended January 31, 2005:

                                                         2005
                                            -------------------------------
                                                            Weighted Average
                                                Shares       Exercise Price
                                            --------------   --------------

      Outstanding at beginning of period         1,904,784   $         0.51

      Granted                                      125,000             0.60

      Exercised                                         --               --

      Forfeited                                         --               --
                                            --------------   --------------

      Outstanding at end of quarter              2,029,784   $         0.53
                                            ==============   ==============

      Options exerciseable at quarter end          628,660
                                            ==============

The following table summarizes information about the Company's stock options outstanding at January 31, 2005:

                         Options Outstanding                                            Options Exercisable
                ----------------------------------------------------------     --------------------------------------
                     Number             Weighted             Weighted                                  Weighted
  Range of        Outstanding            Average             Average                                    Average
  Exercise       At January 31,       Contractural           Exercise               Number             Exercise
   Prices             2005            Life (years)            Price              Outstanding             Price
--------------  -----------------   ------------------   -----------------     -----------------   ------------------
       $ 0.50            884,784                 1.09              $ 0.50               368,660               $ 0.50
         0.50            720,000                 1.33                0.50               210,000                 0.50
         0.65            300,000                 1.58                0.65                50,000                 0.65
         0.60            125,000                 1.85                0.60                    --                 0.60

                -----------------   ------------------   -----------------     -----------------   ------------------
Total                  2,029,784                 1.29              $ 0.53               628,660               $ 0.51
                =================   ==================   =================     =================   ==================

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its options issued to employees.

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the three months ended January 31, 2005 would have been:

                                           Three months            Three months
                                      Ended January 31, 2005  Ended January 31, 2004
      Net loss as reported              $          (65,528)   $         (112,650)

      Pro forma                         $         (161,979)   $         (112,650)

      Net loss per share, as reported   $            (.003)   $             (005)

      Pro forma                         $            (.007)   $            (.005)

The weighted average fair value of options granted during the quarter ended January 31, 2005 was $0.65 per share. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                           January 31, 2005
                                                           ----------------

                Risk free interest rate                               2.53%

                Expected life (years)                                    2.

                Volatility                                          160.71%

                Dividend yield                                           --


NOTE J - RELATED PARTY TRANSACTION

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

NOTE K - COMMITMENTS

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. SNI has also entered into non-cancelable operating leases for office equipment, computers and a vehicle at monthly payments of $634. Future lease payments under this operating lease are as follows:

Year Ended October 31,
2005                                 $       42,444
2006                                         55,484
2007                                         55,011
2008                                         52,937
2009                                         48,525
                                     -----------------
                                      $     254,401
                                     =================

The Company incurred $12,246 and $0 in rent expense during the three months ended January 31, 2005 and 2004, respectively. We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE L - SUBSEQUENT EVENTS

Subsequent to January 31, 2005 three employees exercised their vested options by exchanging the total vested options in exchange for shares of common stock. These transactions resulted in options exercised of 62,500, 3,750, and 13,125 exchanging these options for 29,255, 2,344, and 5,913 shares, respectively, in cashless transactions. The net shares of these transactions were returned to Treasury Stock.

On March 3, 2005 the Board of Directors increased the employee stock option pool established by the employee stock option plan to 3,500,000 from 2,000,000.

On March 3, 2005 the Board of Directors ratified John Glazik's options into the pool established by the employee stock option pool.

On March 8, 2005 the company issued the following shares to Directors for services rendered.

Todd M. Pitcher                   6,250
George Vesnaver                   4,688
Hugh Renfro                       4,688
Jacobo Melcer                     4,688
Robert MacFarlane                 4,688
Paul Gulyas                       4,688
                             ----------
Total                            29,690

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

In addition to its North American operations, the Company has operations and contracts in Europe and the Caribbean. With the exception of Canadian operations, the majority of transactions in other regions are denominated using the United States dollar. However, some of the Company's transactions are in Canadian dollars; therefore, the Company is exposed to currency fluctuation risks

After several years of product development and refinement, during which we have listened carefully to our customers, we are continuing to establish the superiority of our solution in the marketplace.

Superclick offers turnkey installations to hospitality customers, making it easier than ever for them to purchase our SIMS platform. We have continued to strengthen our sales and marketing efforts in order to spread the word about our technology and these efforts have resulted in greatly increased company and product recognition.

Our strategy for winning also solidified as we changed the sales dynamic in the industry. Most of our competition sells an internet access system to a hotel who may not be allowed to charge for this service. Superclick installs an IP infrastructure management system which allows the customer to leverage their investment by promoting a growing suite of revenue generating IP services which are provided by our SIMS platform.

We announced an agreement with Locatel in January 2005 in which this major telecommunications service provider became a reseller of our turnkey solution. This has resulted in a significant amount of business which has helped drive our revenues and significantly help our bottom line.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results may differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. In consultation with our Board of Directors, we have identified six accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

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

Deferred Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At October 31, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by $341,000 for the year ended October 31, 2004 assuming a tax rate of 40%.

Overview

Results of Operations

THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

Net Sales for the three months ended January 31, 2005 and 2004 was $1,437,363 and $291,422, respectively. The increase of $1,145,941 in Net Sales represents a 393% increase on a year over year basis is directly attributable to the successful signing of significant contracts and completing those installations. Continued successes in gaining market acceptance of our product offering contributed to winning additional competitive contracts with high profile customers.

General and Administrative expenses for the three months ended January 31, 2005 and 2004 was $606,168 and $235,498 respectively. The increase of $370,671, approximating a 157% increase, in General and Administrative expenses is understandably the result of additional personnel costs required to fulfill the successfully acquired contracts. The increased costs resulted from adding personnel required to support the deployment, delivery, and installation of our product which drove the increased sales volume. Additionally, other associated cost increases were incurred for infrastructure such as office space, communications, etc. Since there were more installations covering a larger geographic area travel costs also increased.

Net loss for the three months ended January 31, 2005 and 2004 was $65,528 and $112,650, respectively. Net loss was less than the previous year's net loss because of increased Net Sales and management's efforts to contain costs. Volume purchasing and better pricing from key vendors allowed the company to continue to move toward profitability.

Financial Condition
From inception to January 31, 2005, we incurred an accumulated deficit of $1,281,919, and we expect to incur additional losses through the year ending October 31, 2005 and for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the subsidiary.

We have financed our operations since inception primarily through equity financing. During the three months ended January 31, 2005, we had a net decrease in cash of $114,970. Total cash resources as of January 31, 2005 was $360,509 compared with $49,808 at January 31, 2004.

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

Sandro Natale is intimately involved in our operations and has daily contact with important customers who are also critical to our product development. Superclick is not able to afford additional staff to supplement these key personnel. Competition for highly skilled business, product development, technical and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. A failure on our part to retain the services of key personnel could have a material adverse effect on our operating results and financial condition. We do not maintain key man life insurance on any of our employees.

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

As of January 31, 2005, a total of 20,363,074 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

(b) Changes in Internal Controls. There were changes in the Company's internal controls or in other factors that could strengthen the internal controls subsequent to the Evaluation Date. The changes implemented specifically addressed further segregation of duties and expanded the number of personnel involved in the oversight and review of most processes affecting financial reporting and other financial operations.



                                     Part II


ITEM 4. Exhibits And Reports On Form 10-QSB January 31, 2005

(A)   Exhibits

      99.1 CEO and CFO Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

(B)   Reports On Form 10-QSB 1-31. None

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