Form 10KSB/A
period 2004-10-31
SUPERCLICK INC
filed 2005-04-29
CIK 1104891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 2004 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No. ___________

                                SUPERCLICK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Washington                                          52-2219677
-------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

                                5001 LBJ Freeway
                                Suite 700 PMB 173
                                Dallas, TX 75244
       (Address, Including Zip Code, Including Area Code, Of Registrant's
                           mailing address in Texas)

               Registrant's telephone number, including area code:
                                 (858) 518-1387

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $.0006 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Registrants revenues for the year ended October 31, 2004 were $2,791,770.

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Transitional Small Business Disclosure Format (Check one): YES |_|  NO |X|

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to Superclick, Inc. (the "Company" or the "Registrant") Annual Report on Form 10-KSB for the year ended October 31, 2004 (the "Original Filing") which was filed with the Securities and Exchange Commission on January 28, 2005, is being filed to amend the Original Filing as follows:

|X|   Item 1. Description of Business

|X|   Item 8A. Controls and Procedures

|X|   Note K. Independent Auditor's Report.

|X|   To file Exhibit 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing. This Form 10-KSB/A is filed in response to comments received from the Division of Corporate Finance of the Securities and Exchange Commission. Consent of our independent auditors is attached to this Form 10-KSB/A as Exhibit (23) (i) and certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

                                TABLE OF CONTENTS

ITEM  NUMBER  AND  CAPTION                                                      PAGE
--------------------------                                                      ----
Forward-Looking Statements......................................................  3

PART I

1.    Description of Business...................................................  4
2.    Description of Property................................................... 10
3.    Legal Proceedings......................................................... 10
4.    Submission of Matters to a Vote of Security Holders....................... 11

PART II

5.    Market for Common Equity and Related Stockholder Matters.................. 11

6.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations................................................. 15

7.    Financial Statements...................................................... 20

8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................. 20

8A.   Controls and Procedures................................................... 20

PART III

9.    Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act......................... 20

10.   Executive Compensation.................................................... 22

11.   Security Ownership of Certain Beneficial Owners and Management
      and Related Stockholder Matters........................................... 25

12.   Certain Relationships and Related Transactions............................ 26

13.   Exhibits and Reports on Form 8-K.......................................... 26

14.   Principal Accountant Fees and Services.................................... 28

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

                                     PART I
                         ITEM 1. DESCRIPTION OF BUSINESS

SUMMARY OF CORPORATE HISTORY

In October, 2003, Superclick, Inc ("Superclick", the "Company" or the "Registrant".) completed an acquisition of Superclick Networks, Inc. The acquisition was accounted for as a recapitalization effected by a reverse merger, wherein Superclick Networks, Inc. is considered the acquirer for accounting and financial reporting purposes. The pre-merger assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. The accumulated deficit of Superclick
Networks, Inc. has been brought forward, and common stock and additional paid-in-capital of the combined company have been retroactively restated to give effect to the exchange rates as set forth in the merger agreement.

Superclick Networks, Inc. (hereinafter referred to as the Parent and/or Company) was organized on August 24, 2000, in Montreal, Quebec, Canada. The Company is in the business of providing and installing broadband high speed Internet connection equipment in hotels on a worldwide basis. The Company has developed a modem access solution that is compatible with any Internet ready computer and requires no special configuration or access numbers, using the existing wiring and allowing for monitoring for Internet usage.

Superclick, Inc. (formerly known as Grand Prix Sports, Inc.) (herein after referred to as the Subsidiary) has been in the development stage since its incorporation under the laws of the state of Washington on June 3, 1999. The Company operates as a holding company for acquisitions of subsidiaries.

On October 6, 2003 the Subsidiary amended its articles of incorporation by changing the name of the Company from Grand Prix Sports, Inc. to Superclick, Inc.

Pursuant to a share purchase agreement dated October 7, 2003, the Subsidiary acquired 100% of the issued and outstanding shares of Superclick Networks, Inc. (Parent) from its shareholders. In consideration for acquiring all of the
Parent's shares the Subsidiary has issued to its previous shareholders 14,025,800 shares of Superclick, Inc.'s common stock. As a result of the acquisition, the former shareholders of Superclick Networks, Inc. (Parent) held immediately after the acquisition 71.7% of the issued and outstanding shares of the Subsidiary's common stock. The remaining 28.3% was held by Superclick, Inc.'s (Formerly Grand Prix Sports, Inc.) shareholders.

The Company retroactively affected a 1 to 100 common stock split and retroactively assigned $0.0006 par value to common stock where no value had been previously stated. All share and per share amounts shown in these financial statements reflect the stock split for all periods presented.

The Subsidiary changed its year-end to October 31 to coincide with the year-end of its Parent, Superclick Networks, Inc.

The Subsidiary's plan of business is committed to the commercialization activities of the Parent's products, with an emphasis on market penetration and building product and brand awareness among targeted customers. However, to manage existing corporate overhead, the Subsidiary will continue to rely on cash advances from shareholders, as well as to seek additional debt or equity financing. The Subsidiary will also attempt to reduce its operating expenses. There can be no assurance that any such additional financing will be available on terms, in amounts, or at timing acceptable to the Subsidiary, if available at all.

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

Superclick also provides customers with 24/7 guest support services through toll-free access to its Montreal-based helpdesk. The Company generally charges customers a flat fee on a per-room, per-year basis for access to the helpdesk by guests and users. A per-call and bundled guest service offering is also offered in select markets. Customer support revenue is a growing revenue stream as customers are added to Superclick's footprint and are a second, recurring source of revenue.

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

Sandro  Natale  is  intimately  involved  in our  business  and  has  day to day relationships with critical customers and is also critical to our product development. Superclick is not able to afford additional staff to supplement these key personnel. Competition for highly skilled business, product development, technical and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. A failure on our part to retain the services of key personnel could have a material adverse effect on our operating results and financial condition. We do not maintain key man life insurance on any of our employees.

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

      International operations create special risks, including:

* statutory requirements, which may impair the Company's ability to expatriate foreign profits to help fund domestic operations;
* greater difficulties in managing and supplying turnkey installation at foreign locations;
*  cultural differences that adversely affect utilization;
* unexpected changes in trading policies, legal and regulatory requirements, tariffs and other foreign taxes;
* greater difficulties in enforcing agreements with clients and collecting accounts receivable;
* the tax system of foreign countries, which may tax the Company's foreign income at higher rates than in the United States and may subject foreign earnings to withholding requirements or tariffs, exchange controls or other restrictions;
* legal requirements and regulations of various foreign countries, which may make compliance by the Company with such laws and regulations difficult and may make enforcement of the Company's intellectual property rights more difficult; and
* fluctuations in currency exchange rates, which may affect demand for the Company's products and services and may adversely affect the profitability in United States dollars of services provided by the Company in foreign markets where payment for its products and services is made in the local currency; and general economic conditions in the foreign countries into which the Company sells, which could have an adverse impact on its earnings from operations in those countries.

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

Some of the information in this 10KSB/A contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "intend" and "continue," or similar words. You should read statements that contain these words carefully because they:

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

Location                         Approximate Square    Date Current      Monthly Rent
                                 Feet                  Expires
--------------------------------------------------------------------------------
10222 Boul. St-Michel Suite 300  6,750 sq. ft.         Sept. 30, 2009     US$4,082
Montreal, Quebec H1H 5H1
Canada

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

                                    PART II.

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the OTC Bulletin Board under the symbol "SPCK.OB". The following table lists the high and low price for our common stock as quoted on the OTC Bulletin Board during each quarter within the last two fiscal years.

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

The following table summarizes the Company's stock option activity for the year ended October 31, 2004:

                                       2004
                             --------------------------
                                           Weighted
                                            Average
                               Shares    Exercise Price
                             ---------   --------------
Outstanding at
beginning of period                 --      $      --

Granted                      1,904,784           0.52

Forfeited                           --             --
                             ---------      ---------
Outstanding at
end of fiscal year           1,904,784      $    0.52
                             =========      =========
Options exerciseable
at year end                    390,562
                             =========

Common Stock

On October 10, 2003, the Company affected a 1 for 100 common stock split for all shareholders on record as of that date. All share and per share amounts shown in these financial statements retroactively reflect the stock split for all periods presented.


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

Warrants

At October 31, 2004 the Company had 966,668 "B" Warrants and 2,099,999 "A" Warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

                                        Exercise
  Warrant           Number of           Price Per           Expiration
   Class            Warrants             Warrant               Date
------------      --------------       ------------      ------------------
     B                  386,668             $ 0.24                  9/9/06
     B                  193,333             $ 0.24                 9/29/06
     B                  193,333             $ 0.24                10/15/06
     B                  193,334             $ 0.24                10/22/06
                  --------------
 Subtotal               966,668

     A                   55,555             $ 0.60                 4/14/07
     A                  444,444             $ 0.60                 4/19/07
     A                  100,000             $ 0.60                 4/19/07
     A                  100,000             $ 0.60                 4/23/07
     A                  100,000             $ 0.60                 4/29/07
     A                  100,000             $ 0.60                 4/29/07
     A                  100,000             $ 0.60                 4/29/07
     A                  100,000             $ 0.60                  5/7/07
     A                  200,000             $ 0.60                 5/10/07
     A                  100,000             $ 0.60                 5/11/07
     A                  100,000             $ 0.60                 5/12/07
     A                  100,000             $ 0.60                 5/17/07
     A                   11,000             $ 0.60                 5/24/07
     A                  100,000             $ 0.60                 5/24/07
     A                  200,000             $ 0.60                  6/2/07
     A                  100,000             $ 0.60                 6/16/07
     A                   89,000             $ 0.60                 6/17/07
                  --------------
Subtotal              2,099,999
                  --------------
Total                 3,066,667
                  ==============
================================================================================

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

Overview

The  Company  derives  the  majority of its  revenue  from  installation  of its
Superclick Internet Access Management System (SIMS) and fees for the maintenance, continuing call center support, and improvements to the system. Maintenance fees are tied to number of rooms served or access points in a client's facility. Due to the Company's reliance on installation and/or retrofit contracts, variations in revenue levels may cause fluctuations in quarterly results. Factors such as a client's commitment to providing internet access to their guests/tenants, general economic and industry conditions and other issues could affect the Company's revenue and quarterly earnings. Quarterly revenue and earnings of the Company may also be impacted by the size of individual contracts relative to the annual revenues of the Company.

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

United States Corporation Income Taxes

--------------------------------------------------------------------------------
Year of Loss                           Amount           Expiration Date
--------------------------------------------------------------------------------
October 31, 2004                            $852,973    October 31, 2024
--------------------------------------------------------------------------------
October 31, 2003                             $68,638    October 31, 2023
--------------------------------------------------------------------------------
December 31, 2002                             10,534    December 31, 2022
--------------------------------------------------------------------------------
December 31, 2001                            181,335    December 31, 2021
--------------------------------------------------------------------------------
December 31, 2000                             88,027    December 31, 2020
--------------------------------------------------------------------------------
December 31, 1999                             18,936    December 31, 2019
--------------------------------------------------------------------------------
                                          $1,220,443
---------------------------------------==============---------------------------

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

Canadian Income Taxes  (Stated in CDN$)

--------------------------------------------------------------------------------
Year of Loss                           Amount          Expiration Date
--------------------------------------------------------------------------------
October 31, 2003                              $5,322   October 31, 2010
--------------------------------------------------------------------------------
October 31, 2002                            $350,910   October 31, 2009
--------------------------------------------------------------------------------
October 31, 2001                              24,879   October 31, 2008
--------------------------------------------------------------------------------
                                            $381,111
---------------------------------------==============---------------------------

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

Operating lease obligations: Operating lease obligations consist of office rental commitment for the Company's offices in Montreal, Quebec, Canada. On October 1, 2004 the Company began a lease for office space in Montreal. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company leases one automobile for use in its Montreal personnel and US employees while at the Montreal facility. The Company has also entered into non-cancelable operating leases for office equipment, computers, and the afore mentioned vehicle at monthly payments of $634. At October 31, 2004, our contractual obligations under these leases and other commitments were as follows:

              ---------------------------------------------------
              Year Ended October 31,
              ---------------------------------------------------
              2005                             59,872
              ---------------------------------------------------
              2006                             55,484
              ---------------------------------------------------
              2007                             55,011
              ---------------------------------------------------
              2008                             52,937
              ---------------------------------------------------
              2009                             48,525
                                               ------
              ---------------------------------------------------
                                               $271,829
              ---------------------------------------------------

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the year ended October 31, 2004. However, there can be no assurance the Company's business will not be affected by inflation in the future.

                          ITEM 7. FINANCIAL STATEMENTS

The information required by this Item is submitted as a separate section of this Form 10-KSB/A. See CONSOLIDATED FINANCIAL STATEMENTS AND NOTES.

       ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE.

There were no reportable events of the type described in Item 304(a)(1)(iv) of Regulation S-B.

                        ITEM 8A. CONTROLS AND PROCEDURES

Management, including the Company's President, Treasurer and Chief Executive Officer (who is the Company's principal executive officer and principal accounting officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President, Chief Executive Officer and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

GEORGE VESNAVER has been a Director of our company since August, 2004. Mr. Vesnaver is currently Director of Hewlett Packard's (HWP-NYSE) Software Business Unit, and has been with HP for more than 20 years. His experience spans a number of areas including consulting, sales and distribution of enterprise software solutions to companies of all sizes. Mr. Vesnaver holds a bachelor's degree in electrical engineering from Concordia University and an MBA in international business and finance from McGill University.

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

                                          Summary Compensation Table
-------------------------------------------------------------------------------------------------------------
                                                                           Long-Term
                                                                          Compensation     All Other
                                                                             Awards       Compensation
-------------------------------------------------------------------------------------------------------------
                                                                                           Securities
                                                                          Other Annual     Underlying
Name and Principle Position     Year      Salary (US$)     Bonus (US$)    Compensation    Options/Sars (#)
-------------------------------------------------------------------------------------------------------------
John Glazik                     2004      $90,000          $10,000              --          884,784     --
Chief Executive Officer and     2003           --               --              --               --     --
President                       2002           --               --              --               --     --
-------------------------------------------------------------------------------------------------------------
Claude Smith                    2004      $75,000               --              --          300,000     --
Chief Financial Officer         2003           --               --              --               --     --
                                2002           --               --              --               --     --

-------------------------------------------------------------------------------------------------------------
Sandro Natale                   2004      $75,000               --              --               --     --
VP Sales                        2003      $42,000               --              --               --     --
                                2002      $26,000               --              --               --     --
-------------------------------------------------------------------------------------------------------------

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

                       Option Grants in Last Fiscal Year
                       Individual Grants
                       ---------------------------------------------------------
                       Number of
                       Securities%     % of
                       of              Total          Exercise
                       Underlying      Options        or
                       Options         Granted to     Base Price    Expiration
 Name                  Granted (#)     Employees      ($/Sh)        Date
 ----------------      --------------- -------------- -----------   ------------
 John Glazik           884,784         46.4%          $0.50         03/03/2010
 Claude Smith          300,000         15.7%          $0.65         09/01/2010


Options Exercised In Last Fiscal Year And Fiscal Year-End Option Values

No options were exercised in the last fiscal year.

Executives' Compensation Policies

Compensation of our executives is intended to attract, retain and award persons who are essential to the corporate enterprise. The fundamental policy of our executive compensation program is to offer competitive compensation to executives that appropriately rewards the individual executive's contribution to corporate performance. The board of directors utilizes subjective criteria for evaluation of individual performance and relies substantially on our executives in doing so. The Board focuses on two primary components of our executive compensation program, each of which is intended to reflect individual and corporate performance: base salary and long-term incentive compensation.

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

SANDRO NATALE - Upon completion of the merger transaction with Superclick Networks, Inc. on October 7, 2003, Sandro Natale was appointed VP of Business Development. Mr. Natale's employment with us is governed by an employment agreement originally entered into between he and Superclick Networks, Inc., which we assumed following the merger. The agreement provides for term of employment that may be extended for additional one (1) year periods thereafter. Mr. Natale was entitled to receive a base salary equal to CDN $75,000.

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


                                         Shares Beneficially
Name                                        Owned               Percent of Class
--------------------------------------------------------------------------------

Robert G. MacFarlane.....................  3,630,611               14.4%

Sandro Natale ...........................  3,526,100               14.0%

John Glazik .............................    368,660                1.4%

Claude Smith ............................     50,000                  *

Todd M. Pitcher .........................     53,571                  *

Hugh Renfro .............................     53,571                  *

Jacobo Melcer ...........................     53,571                  *

Steve Montague ..........................     53,571                  *

George Vesnaver .........................     23,100                  *

All directors and
officers as a group .....................  7,812,755                 31%

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

      Consolidated Statements of Stockholders' Equity               F-5

      Consolidated Statements of Comprehensive Income               F-6

      Consolidated Statements of Cash Flow                          F-7

      Notes to Consolidated Financial Statements                    F-9

The following exhibits filed as part of this Form 10-KSB/A include both exhibits submitted with this Report and those incorporated by reference to other filings:

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

10.7 Agreement between DDR Systems, Inc. and Reach Technologies, Inc., dated March 9, 2001, amending the Licensing Agreement with Reach Technologies, Inc. dated June 3, 1999, to amend the Registrant's commitment to purchase equipment and to transform the status of the license from exclusive to non-exclusive.(Incorporated by reference filed with the Company's Form 8-K on April 5, 2001).

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

* Previously filed

31.1 Rule 13a-14(a)/15d-14(a) Certification

32.1 Section 1350 Certification

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


Date:  April 28,  2005               Superclick, Inc. .

                                     By:  /s/ Sandro Natale
                                     -------------------
                                     Sandro Natale
                                     Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                                  DATE


/s/  Sandro Natale             Interim Chief Executive Officer        April 28, 2005
-----------------------
Sandro Natale

/s/ Todd M. Pitcher            Interim Chief Financial Officer and    April 28, 2005
-----------------------        Principle Accounting Officer
Todd M. Pitcher


BOARD OF DIRECTORS

/s/ Todd M. Pitcher            Chairman                               April 28, 2005
-----------------------
Todd M. Pitcher

/s/ Sandro Natale              Director                               April 28, 2005
-----------------------
Sandro Natale

/s/Jacobo Melcer               Director                               April 28, 2005
-----------------------
Jacobo Melcer

/s/ Robert MacFarlane          Director                               April 28, 2005
-----------------------
Robert MacFarlane

/s/ Hugh Renfro                Director                               April 28, 2005
-----------------------
Hugh Renfro

/s/ George Vesnaver            Director                               April 28, 2005
-----------------------
George Vesnaver

/s/ Paul Gulyas                Director                               April 28, 2005
-----------------------
Paul Gulyas

                                SUPERCLICK, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS
                                   (RESTATED)

                      YEARS ENDED OCTOBER 31, 2004 AND 2003
                       AND FOR THE PERIOD AUGUST 24, 2000
                      (INCEPTION OF THE DEVELOPMENT STAGE)
                               TO OCTOBER 31, 2004

                                    CONTENTS

                                                                                   PAGE

Report of Independent Registered Public Accounting Firm........................... 1-2

FINANCIAL STATEMENTS

     Consolidated Balance Sheet ..................................................    3

     Consolidated Statements of Operations and Accumulated Deficit................    4

     Consolidated Statements of Stockholders' Equity .............................    5

     Consolidated Statements of Comprehensive Income (Loss) ......................    6

     Consolidated Statements of Cash Flows .......................................    7

     Supplemental Schedule of Non-Cash Investing and Financing Activities.........    8

     Notes to the Financial Statements ........................................... 9-40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Superclick, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Superclick, Inc. (A Development Stage Company) (the "Company"), as of October 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss), and cash flows for the years ended October 31, 2004 and October 31, 2003, and for the period from August 24, 2000 (Date of
Inception) to October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superclick, Inc. (A Development Stage Company) as of October 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss), and cash flows for the years ended October 31, 2004 and October 31, 2003, and for the period from August 24, 2000 (Date of Inception) to October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

                                                  Bedinger & Company
                                                  Certified Public Accountants
                                                  Concord, California
                                                  December 16, 2004
                                                  (Except for Note M, which is
                                                   dated April 20, 2004)

SUPERCLICK, INC.
(A Development Stage Company)
October 31, 2004 (Restated)
----------------------------------------------------------------------------------
                                                                        October 31,
                                                                           2004
                                                                       -----------
                                                                        (Restated)
                                     ASSETS
CURRENT ASSETS
     Cash                                                              $   475,479
     Accounts receivable                                                 1,048,483
     R&D Tax credits receivable                                             82,329
     Sales Tax refund receivable                                            51,190
     Inventory (Note B)                                                    373,723
     Prepaid expenses                                                       24,027
                                                                       -----------
        TOTAL CURRENT ASSSETS                                            2,055,231
Fixed assets (Note B)
        Cost                                                               211,561
        Accumulated Depreciation                                           (58,525)
                                                                       -----------
     Net                                                                   153,036

Deferred Tax Benefit (Note D)                                               35,432

Goodwill (Note K)                                                               --
                                                                       -----------
        TOTAL ASSETS                                                   $ 2,243,699
                                                                       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                  $   761,965
     Accounts payable-related parties                                       52,885
     Accrued payroll                                                        12,223
     Accrued other                                                           3,277
     Deferred revenue                                                      256,896
                                                                       -----------
                  TOTAL CURRENT LIABILITIES                              1,087,246
                                                                       -----------
COMMITMENTS (Note I)

STOCKHOLDERS' EQUITY (Note E)
     Preferred stock, par value $.0001; 20,000,000
     shares authorized; 0 issued and outstanding                                --

     Common stock, par value $.0006, 121,000,000 shares authorized;
       issued and outstanding 24,197,002 at October 31, 2004                14,518
     Common stock subscribed                                               232,000
     Additional paid-in capital                                          1,811,921
     Deficit accumulated during the development stage                     (938,897)
     Accumulated other comprehensive gain (loss)
          (Cumulative translation adjustment)                               36,911
                                                                       -----------
          TOTAL STOCKHOLDERS' EQUITY                                     1,156,453
                                                                       -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 2,243,699
                                                                       ===========

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended October 31, 2004, 2003 and
The Period August 24, 2000 (Date of Inception) to October 31, 2004 (Restated)
--------------------------------------------------------------------------------

                                                                                           August 24, 2000
                                                             Year Ended October 31,        (Inception) to
                                                            2004             2003         October 31, 2004
                                                         ------------     ------------    ----------------
                                                          (Restated)       (Restated)        (Restated)
                                                         ------------     ------------    ----------------
Revenue
        Net Sales                                        $  2,791,770     $    652,336     $  3,550,380
        Cost of goods sold                                  1,842,731     $    478,763        2,401,553
                                                         ------------     ------------     ------------
        Gross profit                                          949,039          173,573        1,148,827

Costs and Expenses
        Bank charges                                            4,959              809            5,768
        Communication                                          25,652            7,119           37,290
        Consulting fees                                        60,527           21,357           90,303
        Meals and entertainment                                15,762            4,067           21,052
        Depreciation and amortization                          17,045           27,414           75,266
        Marketing and promotion                                25,984           16,490           42,474
        Office                                                195,245           32,002          239,526
        Professional fees                                     225,931           49,833          298,242
        Investor relations                                    116,531               --          116,531
        Salaries and wages                                    536,053          217,131          894,468
        Employee benefits                                      16,947            8,605           31,703
        Travel                                                 94,082           53,393          181,527
        Tax and licenses                                       18,236           11,592           29,828
        Research and development                              136,610           23,004          313,843
        Directors compensation                                197,154               --          197,154
        Bad debt expense                                       32,000               --           32,000
        Other                                                   3,355               --            4,298
        Interest expense                                        2,112           11,462           18,005
                                                         ------------     ------------     ------------

        Total Costs and Expenses                            1,724,185          484,278        2,629,278
                                                         ------------     ------------     ------------
(Loss) from Operations                                       (775,146)        (310,705)      (1,480,451)

Gain on forgiveness of debt                                   299,441          299,441
                                                         ------------     ------------     ------------

Earnings (loss) before income taxes                      $   (775,146)    $    (11,264)    $ (1,181,010)

Provision (Benefit) for income taxes                          (83,129)         (66,445)        (242,113)
                                                                          ------------     ------------
NET EARNINGS (LOSS)                                      $   (692,017)    $     55,181     $   (938,897)
                                                         ============     ============     ============

        Net (loss) per common share Basic and diluted    $     (0.032)    $      0.004
                                                         ============     ============

        Weighted average common shares outstanding
        Basic and diluted                                  21,702,313       14,339,439

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:


Stock options                                                 939,856               --
Warrants                                                    2,217,583          773,333

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statement of Stockholder's Equity
For the Period August 24, 2000 (Date of Inception) to October 31, 2004
(Restated)
--------------------------------------------------------------------------------

                                                                                                                        Deficit
                                              Preferred Stock                Common Stock                             Accumulated
                                           --------------------   ---------------------------------   Additional      during the
                                           Number of               Number of                            Paid-in      Developmental
                                            Shares      Amount       Shares     Amount    Subscribed    Capital          Stage
                                           --------   ---------   ----------   --------   ---------   ------------    ------------
BALANCES August 24, 2000                         --   $      --           --   $     --   $      --   $         --    $         --
Shares issued during the period                                   10,000,000      6,000                     (5,991)
Net loss                                                                                                                   (67,679)
                                           --------   ---------   ----------   --------   ---------   ------------    ------------
BALANCES October 31, 2001                        --          --   10,000,000      6,000                     (5,991)        (67,679)

Issuance of preferred stock for debt         25,882     169,440
Issuance of common stock for cash                                  3,333,300      2,000                    211,882
Issuance of common stock for services         3,333                  341,900        205                       (205)
Foreign Currency Translation Adjustment
Net loss                                                                                                                  (234,382)
                                           --------   ---------   ----------   --------   ---------   ------------    ------------
BALANCES October 31, 2002                    29,215     169,440   13,675,200      8,205                    205,686        (302,061)

Shares issued during the period
  Shares issued for services                                         350,600        210                      8,764
  Shares Issued for Superclick Networks
    acquisition (Note J)                                           5,516,667      3,310                     (4,855)
  Preferred shares converted to debt        (29,215)   (169,440)
Foreign Currency Translation Adjustment
Net (loss) profit                                                                                                           55,181
                                           --------   ---------   ----------   --------   ---------   ------------    ------------
BALANCES October 31, 2003                        --          --   19,542,467     11,725                    209,595        (246,880)

Shares issued during the period
  Shares issued for cash
    (range $0.18-$0.45 per share)                                  4,033,329      2,420                  1,201,070
  Shares issued for services                                         621,206        373                    314,781
  Stock options granted                                                              --                     86,475
  Stock subscribed                                                                          232,000
Foreign Currency Transalation Adjustment
Net loss                                                                                                                  (692,017)
                                           --------   ---------   ----------   --------   ---------   ------------    ------------
BALANCES October 31, 2004                        --          --   24,197,002   $ 14,518   $ 232,000   $  1,811,921    $   (938,897)
                                           ========   =========   ==========   ========   =========   ============    ============


                                            Accumulated
                                               Other           Total
                                           Comprehensive   Stockholders'
                                            Income (loss)      Equity
                                            ------------   ------------
BALANCES August 24, 2000                    $         --   $         --
Shares issued during the period                                       9
Net loss                                                        (67,679)
                                            ------------   ------------
BALANCES October 31, 2001                             --        (67,670)

Issuance of preferred stock for debt                            169,440
Issuance of common stock for cash                               213,882
Issuance of common stock for services                                --
Foreign Currency Translation Adjustment           (4,918)        (4,918)
Net loss                                                       (234,382)
                                            ------------   ------------
BALANCES October 31, 2002                         (4,918)        76,352

Shares issued during the period
  Shares issued for services                                      8,974
  Shares Issued for Superclick Networks
    acquisition (Note J)                                         (1,545)
  Preferred shares converted to debt                           (169,440)
Foreign Currency Translation Adjustment           (2,558)        (2,558)
Net (loss) profit                                                55,181
                                            ------------   ------------
BALANCES October 31, 2003                         (7,476)       (33,036)

Shares issued during the period
  Shares issued for cash
    (range $0.18-$0.45 per share)                             1,203,490
  Shares issued for services                                    315,154
  Stock options granted                                          86,475
  Stock subscribed                                              232,000
Foreign Currency Transalation Adjustment          44,387         44,387
Net loss                                                       (692,017)
                                            ------------   ------------
BALANCES October 31, 2004                   $     36,911   $  1,156,453
                                            ============   ============

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended October 31, 2004 and 2003 and
The Period August 24, 2000 (Date of Inception) to October 31, 2004
(Restated)
--------------------------------------------------------------------------------------------
                                                                                August 24,
                                                                                 2000
                                                   Year Ended    Year Ended   (Inception) to
                                                   October 31,   October 31,   October 31,
                                                   -----------------------------------------
                                                      2004          2003           2004
                                                   ---------     ---------      ---------
Net Earnings (Loss)                                $(692,017)    $  55,181      $(938,897)

Other Comprehensive Income (Loss)

       Foreign Currency Translation Adjustment        44,387        (2,558)        36,911
                                                   ---------     ---------      ---------

Net Comprehensive (Loss)                           $(647,630)    $  52,623      $(901,986)
                                                   =========     =========      =========

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2004 and 2003,  and
The Period August 24, 2000 (Date of Inception) to October 31, 2004 (Restated)
-----------------------------------------------------------------------------------------------------------------
                                                                                                  August 24, 2000
                                                                                                  (Inception) to
                                                                      Year Ended October 31,         October 31,
                                                                  ----------------------------    -------------
                                                                       2004          2003             2004
                                                                  -------------  -------------    -------------
                                                                     (Restated)    (Restated)       (Restated)
                                                                  -------------  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Earnings (loss)                                           $  (692,017)    $    55,181     $  (938,897)
    Adjustments to reconcile net loss
     to net cash used by operating activities:
        Depreciation                                                   17,045          27,414          58,525
        Amortization                                                                   13,993              --
        Compensation expense on intrinsic
           value of options issued                                     86,475                          86,475
        Stock issued for services                                     315,154           8,974         324,128
        Stock converted to debt                                                      (169,440)             --
        Deferred tax benefit                                          (35,432)                        (35,432)
        Abandonment of furniture                                                                           --
        and equipment                                                   4,383                           4,383
CHANGES IN CURRENT ASSETS AND CURRENT
    LIABILITIES: (Net of effect of acquisition)
    (Increase) decrease in current liabilities:
        Accounts receivable                                        (1,023,546)        (74,247)     (1,099,673)
        Other receivables                                               1,401          30,544         (82,329)
        Prepaid expenses                                              (15,117)           (117)        (24,027)
        Inventory                                                    (350,974)         (6,218)       (373,723)
    Increase (decrease) in current liabilities:
        Accounts payable and accrued expenses                         616,385         106,165         814,850
        Accrued Payroll                                               (43,414)         36,641          12,223
        Accrued other                                                  (4,752)          5,611           3,277
        Deferred revenue                                              256,896                         256,896
                                                                  -----------     -----------     -----------
        NET CASH USED FOR OPERATING ACTIVITIES                       (867,513)         34,501        (993,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Stock issued for acquisition of subsidiary                         --          (1,545)         (1,545)
        Acquisition of furniture and equipment                       (133,288)        (25,591)       (215,944)
                                                                  -----------     -----------     -----------
        NET CASH USED FOR INVESTING ACTIVITIES                       (133,288)        (27,136)       (217,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of common stock                                        1,435,490              --       1,649,381
        Related party loan                                            (22,920)         (9,119)             --
                                                                  -----------     -----------     -----------
        NET CASH PROVIDED  BY FINANCING ACTIVITIES                  1,412,570          (9,119)      1,649,381

    EFFECT OF EXCHANGE RATE CHANGES ON CASH                            44,387          (2,558)         36,911

NET INCREASE IN CASH                                                  456,156          (4,312)        475,479

CASH, beginning of period                                              19,323          23,635              --
CASH acquired                                                              --              --              --
                                                                  -----------     -----------     -----------
CASH, end of period                                               $   475,479     $    19,323     $   475,479
                                                                  ===========     ===========     ===========

    Taxes paid                                                    $       800     $        --     $       800
    Interest paid                                                 $     2,112     $       232     $     2,344
Other non-cash investing and financing activities:
    Shares issued for services                                    $   315,154     $     8,974     $   324,128
    Shares issued for acquisition                                 $    (1,545)    $    (1,545)
    Shares issued/(converted) to debt                                             $  (169,440)    $        --


SUPERCLICK, INC.
(A Development Stage Company)
Supplemental Schedule of Non-Cash Investing and Financing Activities
(Restated)
--------------------------------------------------------------------------------

The Company acquired 71.7% of the issued and outstanding stock of Superclick, Inc. (Subsidiary) as further described in Note K. The fair value of the assets and liabilities of Superclick, Inc. (formerly known as Grand Prix Sports, Inc.) were as follows at October 8, 2003:

Cash                                                                  $ 3,667
Prepaid expenses                                                        2,456
                                                                 -------------
                                                                        6,123
                                                                 =============

Accounts payable and accrued expenses                                  31,108
Note (receivable) from parent company                                (130,000)

Stockholders' equity                                                  105,015
                                                                 -------------
Fair value of common stock issued                                     $ 6,123
                                                                 =============

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

In October, 2003, Superclick, Inc (formerly Grand Prix Sports, Inc.) completed an acquisition of Superclick Networks, Inc. The acquisition was accounted for as a recapitalization effected by a reverse merger, wherein Superclick Networks, Inc. is considered the acquirer for accounting and financial reporting purposes. The pre-merger assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. The accumulated deficit of Superclick Networks, Inc. has been brought forward, and common stock and additional paid-in-capital of the combined company have been retroactively restated to give effect to the exchange rates as set forth in the merger agreement.

Superclick Networks, Inc. (hereinafter referred to as the Parent and/or Company) was organized on August 24, 2000, in Montreal, Quebec, Canada. The Company is in the business of providing and installing broadband high speed Internet connection equipment in hotels on a worldwide basis. The Company has developed a modem access solution that is compatible with any Internet ready computer and requires no special configuration or access numbers, using the existing wiring and allowing for monitoring for Internet usage.

Superclick, Inc. (formerly known as Grand Prix Sports, Inc.) (herein after referred to as the Subsidiary) has been in the development stage since its incorporation under the laws of the state of Washington on June 3, 1999. The Company operates as a holding company for acquisitions of subsidiaries.

On October 6, 2003 the Subsidiary amended its articles of incorporation by changing the name of the Company from Grand Prix Sports, Inc. to Superclick, Inc.

Pursuant to a share purchase agreement dated October 7, 2003, the Subsidiary acquired 100% of the issued and outstanding shares of Superclick Networks, Inc. (Parent) from its shareholders. In consideration for acquiring all of the
Parent's shares the Subsidiary has issued to its previous shareholders 14,025,800 shares of Superclick, Inc.'s common stock. As a result of the acquisition, the former shareholders of Superclick Networks, Inc. (Parent) will hold immediately after the acquisition 71.7% of the issued and outstanding shares of the Subsidiary's common stock. The remaining 28.3% will be held by Superclick, Inc.'s (Formerly Grand Prix Sports, Inc.) shareholders.

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization (Continued) The consolidated financial statements include the operations of Superclick, Inc. (Subsidiary) from October 8, 2003 through October 31, 2004.

The Company retroactively affected a 1 to 100 common stock split and retroactively assigned $0.0006 par value to common stock where no value had been previously stated. All share and per share amounts shown in these financial statements reflect the stock split for all periods presented.

The Subsidiary changed its year-end to October 31 to coincide with the year-end of its Parent, Superclick Networks, Inc.

The Subsidiary's plan of business is committed to the commercialization activities of the Parent's products, with an emphasis on market penetration and building product and brand awareness among targeted customers. However, to manage existing corporate overhead, the Subsidiary will continue to rely on cash advances from shareholders, as well as to seek additional debt or equity financing. The Subsidiary will also attempt to reduce its operating expenses. There can be no assurance that any such additional financing will be available on terms, in amounts, or at timing acceptable to the Subsidiary, if available at all.

Principles of consolidation

The consolidated financial statements include the accounts of Superclick Networks, Inc. and its majority-owned subsidiary, Superclick, Inc., which is 100% consolidated in the financial statements. All material inter-company accounts and transactions have been eliminated.

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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassification

Certain reclassifications have been made to the financial information for the year ended October 31, 2003 to conform to the classification used for the year ended October 31, 2004.

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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and equipment (Continued)

The Company depreciates its property and equipment on a declining balance method at the following rates as applied to net depreciable value:

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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company expenses all advertising as incurred. The Parent did not incur advertising expense through October 31, 2003. From the date of the acquisition through October 31, 2003, the Subsidiary did not incur advertising expense. For the year ended October 31, 2004 the Parent incurred approximately $7,100 in advertising expense.

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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes (Continued)

according to Section 381 of the Internal Revenue Code. The Company's utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules.

Intangible assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                               October 31, 2004
                                               ----------------

                           Gross Intangible      Accumulated           Net
                               Assets            Amortization    Intangible Assets
                         ---------------------------------------------------------
Other intangibles                    500                 500               0
                         ---------------------------------------------------------

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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of accounting standards (Continued)

based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have any impact on the Company's financial condition or results of operations.

In  December  2004,  the FASB  issued a  revision  to SFAS 123  (revised  2004),
Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share- based payments previously available under APB
25. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the final quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, (See Note H). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the final quarter of fiscal year 2005 and thereafter.

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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk (Continued)

In the year ended October 31, 2004, the Company's two largest customers accounted for 51%, 20% of sales. In the year ended October 31, 2003, the Company's two largest customers accounted for 31% and 21% of sales. A member of the Board of Directors for the Company was the IT Director for the second largest customer during the fiscal year ended October 31, 2004 (See Note I).

For the years ended October 31, 2004 and 2003, approximately 45% and 89%, respectively, of the Company's net sales were made to customers outside the United States.

At times the Company has deposits in Canadian bank accounts in excess of Canadian Depository Insurance Company (CDIC) limits. Management periodically reviews the adequacy and strength of the financial institutions and deems this to be a calculated risk.

The Company has been dependent on third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment. For the years ended October 31, 2004 and 2003, the Company's five largest suppliers accounted for 73% and 78% of product and service purchases, respectively. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The financial statements of the Canadian Parent is measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of the company are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. The financial statements are presented in United States of America dollars.

Research and development

Expenses classified as research and development are expensed as incurred.

NOTE B - INVENTORIES

Inventories are comprised of computer equipment and are stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at October 31, 2004.

Computer equipment                         $89,685
Inventory in transit                       295,059
Provision for losses                       (11,021)
                                       ------------
                                          $373,723
                                       ============

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE C - PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2004 consisted of the following:

            Furniture and Fixtures                               $94,075
            Computer hardware                                     76,654
            Computer software                                        863
            Leasehold Improvements                                21,332
            Mold & Dye                                            18,637
                                                              -----------
                                                                $211,561
            Less:  Accumulated Depreciation                      (58,525)
                                                              -----------
                                                                $153,036
                                                              ===========

NOTE D - NET OPERATING LOSS CARRY FORWARD

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At October 31, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years for the parent company. The valuation allowance increased by approximately $361,000 for the year ended October 31, 2004, assuming a tax rate of 40%.

                  United States Corporation Income Taxes
    Year of Loss                         Amount               Expiration Date
----------------------                --------------      ----------------------

  October 31, 2004                       $  852,973        October 31, 2024
  October 31, 2003                           68,638        October 31, 2023
  December 31, 2002                          10,534        December 31, 2022
  December 31, 2001                         181,335        December 31, 2021
  December 31, 2000                          88,027        December 31, 2020
  December 31, 1999                          18,936        December 31, 2019
                                      --------------
                                         $1,220,443
                                      ==============

The expiration dates for U.S. net operating losses (NOL) may be extendable under
Section 381 of the U.S. Internal Revenue Code.

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE D - NET OPERATING LOSS CARRY FORWARD (Continued)

                                 Canadian Income Taxes (Stated in CAD)
     Year of Loss                         Amount              Expiration Date
-----------------------            --------------         ----------------------
   October 31, 2003                       $5,322             October 31, 2010
   October 31, 2002                      350,910             October 31, 2009
   October 31, 2001                       24,879             October 31, 2008
                                   --------------
                                        $381,111
                                   ==============

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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE F - PREFERRED AND COMMON STOCK

The Company retroactively affected a 1 to 100 common stock split and retroactively assigned $0.0006 par value to common stock where no value had been previously stated. All share and per share amounts shown in these financial statements reflect the stock split for all periods presented.

In May 2002, the Company issued 3,333,300 shares of common stock in exchange for $213,882. Also in May 2002, three shareholders of the Company converted debt in the amount of $169,440 for 25,882 shares of preferred stock. These preferred shares were converted back to debt which was cancelled in September 2003 and a gain recognized. The preferred shares have non-voting rights, a non-cumulative dividend of between 1% - 12 % of the redemption price, which equaled the amount of consideration received by the Company upon issuance, and were callable at the option of the Company. In the event of liquidation, winding up or dissolution of the Company, the holders of the preferred shares would be entitled to an amount equal to the redemption price plus dividends declared and unpaid.

3,333 shares of preferred stock and 341,900 shares of common stock were issued in exchange for services during the year ended October 31, 2002 resulting in a $0 value assigned to total stockholders' equity.

During the year ended October 31, 2003, the Company issued 350,600 shares of common stock in exchange for services with a value assigned of $8,974.

During the year ended October 31, 2003, the Company issued 5,516,667 shares of common stock to complete the acquisition of Superclick Networks, Inc. (See Note
J).

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

966,668 "B" Warrants were unexercised as of October 31, 2004 (See note G below). As of October 31, 2004 and commensurate with the private placement filed under Form SB-2 filed June 8, 2004, the Company issued 999,999 shares of common stock in

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE F - PREFERRED AND COMMON STOCK (Continued)

exchange for $450,000. Each share issued in accordance with the private placement is entitled to one "A" Warrant with an exercise price of $0.60 per share.

During the quarter ended July 31, 2004 the Company placed 1,099,999 units in a private placement at a per unit price of $.45, which consisted of one common share and one A Warrant with an exercise price of $.60 and has received aggregate net proceeds of approximately $495,000.

During the year ended October 31, 2004, the Company issued 621,206 shares of Common Stock in exchange for services with a total value of $315,154 (See Note
I).

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE G - WARRANTS

At October 31, 2004 the Company had  966,668  "B"  Warrants  and  2,099,999  "A"
Warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:


                                          Exercise
    Warrant           Number of           Price Per     Expiration
     Class            Warrants            Warrant          Date
-----------------   --------------      -----------    -------------
       B                  386,668           $ 0.24           9/9/06
       B                  193,333           $ 0.24          9/29/06
       B                  193,333           $ 0.24         10/15/06
       B                  193,334           $ 0.24         10/22/06
                    --------------
    Subtotal              966,668

       A                   55,555           $ 0.60          4/14/07
       A                  444,444           $ 0.60          4/19/07
       A                  100,000           $ 0.60          4/19/07
       A                  100,000           $ 0.60          4/23/07
       A                  100,000           $ 0.60          4/29/07
       A                  100,000           $ 0.60          4/29/07
       A                  100,000           $ 0.60          4/29/07
       A                  100,000           $ 0.60           5/7/07
       A                  200,000           $ 0.60          5/10/07
       A                  100,000           $ 0.60          5/11/07
       A                  100,000           $ 0.60          5/12/07
       A                  100,000           $ 0.60          5/17/07
       A                   11,000           $ 0.60          5/24/07
       A                  100,000           $ 0.60          5/24/07
       A                  200,000           $ 0.60           6/2/07
       A                  100,000           $ 0.60          6/16/07
       A                   89,000           $ 0.60          6/17/07
                    --------------
    Subtotal            2,099,999
                    --------------
    Total               3,066,667
                    ==============
================================================================================

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE H - STOCK INCENTIVE PLANS

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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE H - STOCK INCENTIVE PLANS (Continued)

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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE H - STOCK INCENTIVE PLANS (Continued)

The following table summarizes the Company's stock option activity for the year ended October 31:

                                       2004
                           ----------------------------------
                                            Weighted Average
                              Shares        Exercise Price
                           -----------      -----------------
Outstanding at
beginning of period                --        $      --
Granted                     1,904,784             0.51
Forfeited                          --               --
                            ---------       ----------
Outstanding at
end of year                 1,904,784        $    0.52
                            =========       ==========
Options exerciseable
at year end                  390,562
                            =========


The following table summarizes information about the Company's stock options outstanding at October 31, 2004:

                                  Options Outstanding                    Options Exercisable
                 -------------------------------------------------   --------------------------
                     Number            Weighted          Weighted                   Weighted
Range of           Outstanding         Average           Average                     Average
Exercise         At October 31,      Contractural        Exercise      Number       Exercise
 Prices               2004              Life (years)      Price      Outstanding      Price
-------------    -------------      ----------------    ---------    -----------    ---------
 $0.5 - $0.65     1,904,784                1.51         $    0.52      390,562      $    0.51
                 -------------      ----------------    ---------    -----------    ---------
Total             1,904,784                1.51         $    0.52      390,562      $    0.51
                 =============      ================    =========    ===========    =========

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its options issued to employees.

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE H - STOCK INCENTIVE PLANS (Continued)

determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the year ended October 31, 2004 would have been:

                                                        Year Ended
                                                        October 31,
                                                           2004
                                                        -----------
             Net loss as reported                       $(692,017)
             Pro forma                                  $(848,727)
             Net loss per share, as reported               $(.032)
             Pro forma                                     $(.039)

The weighted average fair value of options granted during 2004 was $0.55 per share. The fair value of each option granted in 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                          2004
                                                        ------
             Risk free interest rate                      2.53%
             Expected life (years)                           2
             Volatility                                 152.44%
             Dividend yield                                 --

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE I - RELATED PARTY TRANSACTIONS

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

During the year ended October 31, 2003, and prior to the acquisition, three shareholders of Superclick Networks, Inc. (SNI) converted preferred shares of SNI into debt and then cancelled the debt. SNI recognized a gain of $169,441 on the loan forgiveness. In addition, SI forgave $130,000 it had previously advanced to SNI.

In 2001 and 2002, the Company borrowed $34,863 from the previous Chief Executive Officer of the Company. In December 2002, the loan was forgiven and a gain was recognized for $38,864, including the loan of $34,863 and accrued interest of $4,001.

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE I - RELATED PARTY TRANSACTIONS (Continued)

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

NOTE J - COMMITMENTS

The Company leased office space on a month to month basis from a relative of a director and shareholder at $1,006 per month. On October 1, 2004 the Company began a new lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company has also entered into non-cancelable operating leases for office equipment, computers and a vehicle at monthly payments of $634. Future lease payments under these operating leases are as follows:

                   Year Ended October 31,
                                    2005                59,872
                                    2006                55,484
                                    2007                55,011
                                    2008                52,937
                                    2009                48,525
                                                     ---------
                                                      $271,829

The Company incurred $20,234 and $0 in rent expense during the year ended October 31, 2004 and the date of acquisition through October 31, 2003, respectively.

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE K - ACQUISITION OF SUPERCLICK, INC.

In October, 2003, Superclick, Inc. (SI) completed an acquisition of Superclick Networks, Inc. (SNI). The acquisition was accounted for as a recapitalization effected by a reverse merger, wherein Superclick Networks, Inc. is considered the acquirer (Parent) for accounting and financial reporting purposes. The pre-merger assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. The accumulated deficit of Superclick Networks, Inc. has been brought forward, and common stock and additional paid-in-capital of the combined company have been retroactively restated to give effect to the exchange rates as set forth in the merger agreement.

The summarized assets and liabilities of the purchased company on October 8, 2003 were as follows:

                Cash                                       $3,667
                Other current assets                        2,456
                                                      ------------
                                                           $6,123
                                                      ============

                Current liabilities                        31,108
                Note (receivable) from parent           (130,000)
                Total stockholders' equity                105,015
                                                      ============
                                                           $6,123
                                                      ============

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE K - ACQUISITION OF SUPERCLICK, INC. (Continued)

The following summarized consolidated pro forma (unaudited) information assumes the acquisition occurred on November 1, 2002 and November 1, 2001:

                                               2003              2002
                                      --------------    --------------
Net Sales
                                          $652,336          $151,744
                                      ==============    ==============
Net Income (loss) from operations        ($311,666)        ($163,773)
                                      ==============    ==============

Other income (expense)                    $208,305                --
                                      ==============    ==============

Net Income (loss)                        ($103,361)        ($163,773)
                                      ==============    ==============

Earnings (loss) per share:
Basic and diluted                          ($0.005)          ($0.009)
                                      ==============    ==============


Other income of $208,305 represents the forgiveness of loans by certain related parties.

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE K - ACQUISITION OF SUPERCLICK, INC. (Continued)

The separate financial statements of Superclick, Inc. (formerly Grand Prix Sports, Inc.), in U.S. dollars, are as follows:

                                               October 31,        December 31,
                                            ----------------    ----------------
                                                   2003               2002
                                            ----------------    ----------------
Cash                                                 $3,667              $1,376
Accounts receivable
R&D tax credits receivable
Inventories
Prepaid expenses                                      2,456
                                            ----------------    ----------------

Total current assets                                 $6,123              $1,376

Property and equipment (net)
Intangible asset (net)                                    0                   0

                                            ----------------    ----------------
Total assets                                       $245,892            $238,980
                                            ================    ================

Accounts payable                                    $31,108             $31,723
                                            ----------------    ----------------

Total Liabilities                                   $31,108             $31,723

Common stock                                          3,310               1,800

Additional paid-in-capital                          469,175             266,685

Retained earnings (deficit)                        (497,470)           (298,832)
                                            ----------------    ----------------

Total equity                                       $(24,985)           ($30,347)

                                            ----------------    ----------------
Total liabilities and equity                         $6,123              $1,376
                                            ================    ================

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE K - ACQUISITION OF SUPERCLICK, INC. (Continued)

Statements of Income and retained earnings for the ten months ended October 31, 2003 and the year ended December 31, 2002:

                                             Ten Months Ended       Year Ended
                                               October 31,         December 31,
                                            -----------------    ---------------
                                                  2003                 2002
                                            -----------------    ---------------
Revenue:
     Income from sale of investment                       $0            $70,000
                                            -----------------    ---------------
      Total Revenue                                                      70,000

Cost and Expenses:
     General and administrative expense               68,638            115,811
     Research and development
     Depreciation and amortization                                          142
     Interest                                                             3,445
                                            -----------------    ---------------
     Total costs and expenses                         68,638            119,398

Income (loss) from operations                        (68,638)           (49,398)

Other income (expense)
     Gain (loss) on cancellation of debt            (130,000)            38,864
                                            -----------------    ---------------

Earnings (loss) before income taxes                 (198,638)           (10,534)

     Provision (Benefit) for income taxes                 (0)                (0)
                                            -----------------    ---------------

          Net earnings (loss)                       (198,638)           (10,534)

Accumulated Deficit, beginning of year              (298,832           (288,298)
                                            -----------------    ---------------
Accumulated Deficit, end of year                   $(497,470)         $(298,832)
                                            =================    ===============

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE K - ACQUISITION OF SUPERCLICK, INC. (Continued)

     Statements of cash flows for the ten months ended October 31, 2003 and the year ended December 31, 2002:

                                                Ten Months Ended    Year Ended
                                                   October 31,      December 31,
                                                ----------------  --------------
                                                      2003             2002
                                                ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net gain (loss)                                 ($183,638)       ($10,534)
     Adjustments to reconcile net loss
     to net cash used by operating activities:
     Depreciation and amortization                            0             142

     Loan forgiveness                                  130,000               --
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES
(Increase) decrease in current assets:
     Accounts receivable
     R&D tax credits receivable
     Prepaid expenses                                   (2,456)
     Inventory
Increase (decrease) in current liabilities:

 Accounts payable and accrued expenses                    (615)        (25,649)
                                                ----------------  --------------
NET CASH USED FOR OPERATING ACTIVITIES                 (56,709)        (36,041)
                                                ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Superclick Networks, Inc.         (145,000)             (0)
                                                ----------------  --------------
NET CASH USED FOR INVESTING ACTIVITIES                (145,000)             (0)
                                                ----------------  --------------

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE K - ACQUISITION OF SUPERCLICK, INC. (Continued)

                                              Ten Months Ended     Year Ended
                                                 October 31,      December 31,
                                              ----------------   --------------
                                                    2004              2003
CASH FLOWS FROM FINANCING ACTIVITIES:         ----------------   --------------
     Sale of common stock                             204,000           64,985

     Related party loan                                                (30,780)
                                              ----------------   --------------
                                                      204,000           34,205
NET CASH PROVIDED  BY FINANCING ACTIVITIES
                                              ----------------   --------------


NET INCREASE (DECREASE) IN CASH                         2,291           (1,836)

CASH, beginning of period                               1,376            3,212
                                              ----------------   --------------
CASH, end of period                                    $3,667           $1,376
                                              ================   ==============

NOTE L - SUBSEQUENT EVENTS (Unaudited)

In November 2004 966,665 "B" share purchase warrants were issued. Payment for the warrants was received prior to year end and is classified in Stockholder's Equity.

On December 3, 2004 the Company filed an 8-K with the SEC regarding a press release it issued on December 2, 2004. The Company signed an agreement to become the high speed internet provider to a European based company. Through the agreement the Company will supply the hardware, software and customer support to the customer.

On December 8, 2004 the Board passed a resolution to grant 105,000 stock options to certain key employees under the Company's Stock Option Plan as of January 1, 2005. The exercise price of the options is $0.60 per share with a two year vesting period at a rate of 12.5% per quarter.

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
NOTE M - RESTATEMENT

The 10-KSB for Superclick, Inc. as of October 31, 2004 and 2003 and for the Period August 24, 2000 (Date of Inception) to October 31, 2004 has been restated. In March 2005, the Company was contacted by the Securities and Exchange Commission (SEC). In their letter dated, March 16, 2005 the SEC determined the acquisition of Superclick Networks, Inc. was a reverse merger. In the reverse merger the accounting acquirer is Superclick Networks, Inc. and is to be treated as the continuing reporting entity with their historical financial statements being brought forward. The financial statements contained within this report have been restated to effect this recommendation. Previously, the merger was accounted for a forward merger accounted for as a purchase wherein goodwill had been created.

In the restatement the transaction was accounted for as a recapitalization effected by a reverse merger. During the year ended October 31, 2004 the Company had written-down goodwill by $136,000. The net result of the restatement resulted in a decrease to accumulated deficit of $136,000 for the year ended October 31, 2004 and a change to the structure of stockholders' equity. The Statement of Operations for the year ended October 31, 2003 and inception to October 31, 2004 has been restated to recognize the historical financial statements of Superclick Networks, Inc.

The following information presents the impact of the reverse merger as discussed above, the restatement of stockholders' equity and the decrease in net loss due to the elimination of the write-down of goodwill, on the Company's financial information as originally reported for the year ended October 31, 2004:

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

OCTOBER 31, 2004 (RESTATED)
--------------------------------------------------------------------------------
                                                            October 31,
                                   ASSETS                      2004        October 31,    October 31,
                                                           (Previously        2004           2004
CURRENT ASSETS                                              reported)      (Restated)    (Difference)
                                                           -----------    -----------    -----------
      Cash                                                 $   475,479    $   475,479    $        --
      Accounts receivable                                    1,048,483      1,048,483             --
      R&D Tax credits receivable                                82,329         82,329             --
      Sales Tax refund receivable                               51,190         51,190
      Inventory (Note B)                                       373,723        373,723             --
      Prepaid expenses                                          24,028         24,028             --
          TOTAL CURRENT ASSETS                               2,055,231      2,055,232             --
Fixed assets (Note B)
      Cost                                                     211,561        211,561             --
      Accumulated Depreciation                                 (58,525)       (58,525)            --
                                                           -----------    -----------    -----------
      Net                                                      153,036        153,036             --

Deferred Tax Benefit (Note D)                                   35,432         35,432             --

Goodwill (Note K)                                            1,218,606             --     (1,218,606)
                                                           -----------    -----------    -----------
          TOTAL ASSETS                                     $ 3,462,305    $ 2,243,700    $(1,218,606)
                                                           ===========    ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                     $   761,965    $   761,965    $        --
      Accounts payable-related parties                          52,885         52,885             --
      Accrued payroll                                           12,223         12,223             --
      Accrued other                                              3,277          3,277             --
      Deferred revenue                                         256,896        256,896             --
                                                           -----------    -----------    -----------
          TOTAL CURRENT LIABILITIES                          1,087,246      1,087,246             --
                                                           -----------    -----------    -----------
COMMITMENTS (Note I)

STOCKHOLDERS' EQUITY (Note E)
      Preferred stock, par value $.0001; 20,000,000
        shares authorized; 0 issued and outstanding                 --             --
      Common stock, par value $.0006, 121,000,000 shares
        authorized; issued and outstanding 24,197,002 at
        October 31, 2004                                        14,518         14,518             --
      Common stock subscribed                                  232,000        232,000             --
      Additional paid-in capital                             3,308,021      1,811,921     (1,496,100)
      Deficit accumulated during the development stage      (1,216,391)      (938,897)       277,494
      Accumulated other comprehensive gain (loss)
           (Cumulative translation adjustment)                  36,911         36,911             --
                                                           -----------    -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY                         2,375,059      1,156,453     (1,218,606)
                                                           -----------    -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 3,462,305    $ 2,243,699    $(1,218,606)
                                                           ===========    ===========    ===========

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED OCTOBER 31, 2004 AND 2003 AND THE PERIOD AUGUST 24, 2000 (DATE OF INCEPTION) TO OCTOBER 31, 2004 (RESTATEMENT)
--------------------------------------------------------------------------------

                                                                                            Ten Months
                                          Year Ended      Year Ended       Year Ended         Ended          Year Ended
                                         October 31,      October 31,     October 31,      October 31,       October 31,
                                        ------------     ------------     ------------     ------------     ------------
                                             2004            2004             2004             2003             2003
                                        ------------     ------------     ------------     ------------     ------------
                                         (Previously                                       (Previously
                                          reported)       (Restated)      (Difference)      reported)        (Restated)
                                        ------------     ------------     ------------     ------------     ------------
Revenue
  Net Sales                             $  2,791,770     $  2,791,770     $         --     $      2,692     $    652,336
  Cost of goods sold                       1,842,731        1,842,731               --            3,023          478,763
                                        ------------     ------------     ------------     ------------     ------------
  Gross Profit                               949,039          949,039               --             (331)         173,573

Cost and Expenses
  Loss on equity method investment                --               --               --               --               --
  Bank charges                                 4,959            4,959               --              417              809
  Communication                               25,652           25,652               --            4,032            7,119
  Consulting fees                             60,527           60,527               --            2,658           21,357
  Meals and entertainment                     15,762           15,762               --              156            4,067
  Depreciation and amortization               17,045           17,045               --            1,834           27,414
  Marketing and promotion                     25,984           25,984               --               --           16,490
  Office                                     195,245          195,245               --            5,638           32,002
  Director Compensation                      197,154          197,154               --               --               --
  Professional fees                          225,931          225,931               --           46,933           49,833
  Investor relations                         116,531          116,531               --            1,347               --
  Loss due to license revisions                   --               --               --               --               --
  Other miscellaneous                          3,355            3,355               --               --               --
  Salary and wages                           536,053          536,053               --           32,220          217,131
  Employee benefits                           16,947           16,947               --               --            8,605
  Travel                                      94,082           94,082               --            8,059           53,393
  Taxes & Licenses                            18,236           18,236               --               --           11,592
  Research and development                   136,610          136,610               --           52,130           23,004
  Bad debt expense                            32,000           32,000               --               --               --
  Write down of intangible asset             136,000               --         (136,000)              --               --
  Interest expense                             2,112            2,112               --              232           11,462
                                        ------------     ------------     ------------     ------------     ------------
  Total Expenses                           1,860,185        1,724,185         (136,000)         155,656          484,278
                                        ------------     ------------     ------------     ------------     ------------
(Loss) from Operations                      (911,146)        (775,146)         136,000         (155,987)        (310,705)

Gain on sale of investment                        --               --               --               --               --

Gain on forgiveness of debt                       --               --               --               --          299,441
                                        ------------     ------------     ------------     ------------     ------------

Earnings (Loss) before income taxes         (911,146)        (775,146)         136,000         (155,987)         (11,264)

Provision (benefit) for income taxes         (83,129)         (83,129)              --          (66,445)         (66,445)

NET EARNINGS (LOSS)                     $   (828,017)    $   (692,017)    $    136,000     $    (89,542)    $     55,181
                                        ============     ============     ============     ============     ============

  Net (Loss) per common share
  Basic and diluted                     $     (0.038)    $     (0.032)    $      0.006     $     (0.020)    $      0.004
                                        ============     ============     ============     ============     ============

  Weighted average common shares
    outstanding Basic and diluted         21,702,313       21,702,313               --        4,426,537       14,339,439

                                                         June 3, 1999    August 24, 2000   August 24, 2000
                                         Year Ended     (Inception) to   (Inception) to    (Inception) to
                                         October 31,      October 31,       October 31,      October 31,
                                        ------------     ------------     ------------     ------------
                                            2003             2004             2004              2004
                                        ------------     ------------     ------------     ------------
                                                         (Previously
                                        (Difference)      reported)        (Restated)       (Difference)
                                        ------------     ------------     ------------     ------------
Revenue
  Net Sales                             $    649,644     $  2,794,462     $  3,550,380     $    755,918
  Cost of goods sold                         475,740        1,845,754        2,401,553          555,799
                                        ------------     ------------     ------------     ------------
  Gross Profit                               173,904          948,708        1,148,827          200,119

Cost and Expenses
  Loss on equity method investment                --           90,000               --          (90,000)
  Bank charges                                   392            5,932            5,768             (164)
  Communication                                3,087           37,888           37,290             (598)
  Consulting fees                             18,699           79,228           90,303           11,075
  Meals and entertainment                      3,911           51,461           21,052          (30,409)
  Depreciation and amortization               25,580           25,002           75,266           50,264
  Marketing and promotion                     16,490           57,013           42,474          (14,539)
  Office                                      26,364          202,367          239,526           37,159
  Director Compensation                           --          197,154          197,154               --
  Professional fees                            2,900          440,240          298,242         (141,998)
  Investor relations                          (1,347)         145,261          116,531          (28,730)
  Loss due to license revisions                   --            4,639               --           (4,639)
  Other miscellaneous                             --            4,669            4,298             (371)
  Salary and wages                           184,911          568,273          894,468          326,195
  Employee benefits                            8,605           16,947           31,703           14,756
  Travel                                      45,334          125,342          181,527           56,185
  Taxes & Licenses                            11,592           19,036           29,828           10,792
  Research and development                   (29,126)         188,740          313,843          125,103
  Bad debt expense                                --           32,000           32,000               --
  Write down of intangible asset                  --          136,000               --         (136,000)
  Interest expense                            11,230            6,345           18,005           11,660
                                        ------------     ------------     ------------     ------------
  Total Expenses                             328,622        2,433,537        2,629,278          195,741
                                        ------------     ------------     ------------     ------------
(Loss) from Operations                      (154,718)      (1,484,829)      (1,480,451)           4,378

Gain on sale of investment                        --           80,000               --          (80,000)

Gain on forgiveness of debt                  299,441           38,864          299,441          260,577
                                        ------------     ------------     ------------     ------------

Earnings (Loss) before income taxes          144,723       (1,365,965)      (1,181,010)         184,955

Provision (benefit) for income taxes              --         (149,574)        (242,113)         (92,539)

NET EARNINGS (LOSS)                     $    144,723     $ (1,216,391)    $   (938,897)    $    277,494
                                        ============     ============     ============     ============

  Net (Loss) per common share
  Basic and diluted                     $      0.024
                                        ============

  Weighted average common shares
    outstanding Basic and diluted          9,912,902

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE PERIOD AUGUST 24, 2000 (DATE OF INCEPTION) TO OCTOBER 31, 2004
--------------------------------------------------------------------------------

                                                              For the Period        For the Period        For the Period
                                                               July 1, 1999        August 24, 2000       August 24, 2000
                                                           (Date of Inception)   (Date of Inception)   (Date of Inception)
                                                              to October 31,        to October 31,        to October 31,
                                                               ------------         ------------         ------------
                                                                   2004                  2004                2004
                                                               ------------         ------------         ------------
                                                               (Previously
                                                                 reported)           (Restated)           (Difference)
Common stock:
Shares issued for merger with Superclick Networks, Inc.
      Shares                                                     14,025,800            5,516,667           (8,509,133)
      Amount                                                   $      8,415         $      3,310         $     (5,105)
      Additional paid in capital                               $  1,236,520         $     (4,855)        $ (1,241,375)
Shares issued for acquistion of Nordic
      Shares                                                        166,667                   --             (166,667)
      Amount                                                   $        100         $         --         $       (100)
      Additional paid in capital                               $     89,900         $         --         $    (89,900)
Shares issued for license, net                                           --
      Shares                                                        416,666                   --             (416,666)
      Amount                                                   $        250         $         --         $       (250)
      Additional paid in capital                               $      9,750         $         --         $     (9,750)
   Shares issued for cash:
      Shares                                                      8,966,663            7,366,629           (1,600,034)
      Amount                                                   $      5,380         $      4,420         $       (960)
      Additional paid in capital                               $  1,660,105         $  1,502,462         $   (157,643)
   Shares issued for services:
      Shares                                                        621,206           11,313,706           10,692,500
      Amount                                                   $        373         $      6,788         $      6,415
      Additional paid in capital                               $    314,781         $    317,349         $      2,568
Common stock subscribed                                        $    232,000         $    232,000         $         --
Stock options granted                                          $     86,475         $     86,475         $         --
Fees related to share issuance                                 $    (89,510)        $    (89,510)        $         --
Foreign Currency Translation Adjustment                        $     36,911         $     36,911         $         --
Accumulated Deficit through October 31, 2004                   $ (1,216,391)        $   (938,897)        $    277,494
                                                               ------------         ------------         ------------
Total shareholders equity                                      $  2,375,059         $  1,119,542         $ (1,218,606)
                                                               ============         ============         ============

Total Common Stock
Shares                                                           24,197,002           24,197,002                   --
Amount                                                         $     14,518         $     14,518         $         --
Additional paid in capital                                     $  3,308,021         $  1,811,921         $ (1,496,100)

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003 AND THE PERIOD AUGUST 24, 2000 (DATE OF INCEPTION) TO OCTOBER 31, 2004 (RESTATEMENT)
--------------------------------------------------------------------------------



                                                                                                        Ten Months
                                                             Year Ended     Year Ended     Year Ended     Ended         Year Ended
                                                             October 31,    October 31,    October 31,  October 31,     October 31,
                                                             -----------    -----------    ----------   -----------    -----------
                                                                2004           2004           2004          2004          2004
                                                             -----------    -----------    ----------   -----------    -----------
                                                              (Previously                               (Previously
                                                               reported)     (Restated)   (Difference)   reported)      (Restated)
                                                             -----------    -----------    ----------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 $  (828,017)   $  (692,017)   $  136,000   $   (89,542)   $    55,181
    Adjustments to reconcile net loss
       to net cash used by operating activities
      Depreciation                                                17,045         17,045            --         1,834         27,414
      Amortization                                                                   --            --                       13,993
      Compensation expense on intrinsic
         value of options issued                                  86,475         86,475            --
      Stock issued for services                                  315,154        315,154                                      8,974
      Stock converted to debt                                                                                             (169,440)
      Wrtite down of goodwill                                    136,000                     (136,000)
      Deferred tax benefit                                       (35,432)       (35,432)
      License imparment agreement                                     --             --                                         --
      Abandonment of furniture and equipment                       3,355          4,383         1,028                           --
      Loss on investment                                                             --            --                           --
CHANGES IN CURRENT ASSETS AND CURRENT
    LIABILITIES: (Net of effect of acqusition)
    (Increase) decrease in current assets:
      Accounts receivable                                     (1,023,546)    (1,023,546)           --       129,155        (74,247)
      Other receivables                                            1,401          1,401            --       (11,897)        30,544
      Prepaid expenses                                           (15,117)       (15,117)           --          (804)          (117)
      Inventory                                                 (350,974)      (350,974)           --        (1,029)        (6,218)
    Increase (Decrease) in current liabilities:
      Accounts payable and accrued expenses                      616,385        616,385            --       (91,323)       106,165
      Accrued payroll                                            (43,414)       (43,414)           --       (10,267)        36,641
      Accrued other                                               (4,752)        (4,752)           --        16,353          5,611
      Deferred revenue                                           256,896        256,896                                         --
                                                             -----------    -----------    ----------   -----------    -----------
      NET CASH USED FOR OPERATING ACTIVITIES                    (868,541)      (867,513)        1,028       (57,520)        34,501
CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash to acquire Superclick Networks, Inc.                       --             --            --      (145,000)        (1,545)
      Acqusition of furniture and equipment                     (126,941)      (133,288)    (6,347.00)       (2,263)       (25,591)
                                                             -----------    -----------    ----------   -----------    -----------
      NET CASH USED FOR INVESTING ACTIVITIES                    (126,941)      (133,288)    (6,347.00)     (147,263)       (27,136)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                     1,435,490      1,435,490            --       204,000             --
      Repayment of note payable                                       --             --            --            --             --
      Related party loan                                         (22,920)       (22,920)           --         3,076         (9,119)
                                                             -----------    -----------    ----------   -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                1,412,570      1,412,570            --       207,076         (9,119)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           39,068         44,387      5,319.00         9,082         (2,558)
NET INCREASE (DECREASE) IN CASH                                  456,156        456,156            --        11,375         (4,312)
CASH, beginning of period                                         19,323         19,323            --         1,376         23,635
CASH acquired                                                         --             --            --         6,572             --
                                                             -----------    -----------    ----------   -----------    -----------
CASH, end of period                                          $   475,479    $   475,479    $       --   $    19,323    $    19,323
                                                             ===========    ===========    ==========   ===========    ===========
Other non-cash investing and financing activities:
    License agreement acquired by issue of common stock      $        --    $        --    $       --   $        --    $        --
    Nordic Racing Limited acquired by issue of common stock  $        --    $        --    $       --   $        --    $        --
    Forgiveness of related party loan                        $        --    $        --    $       --   $        --    $        --
    Shares issued for acquisition                                                                                      $ 1,244,935
    Shares issued/(converted) to debt
    Shares issued for services                               $   315,154    $   315,154    $       --                  $     8,974
    Interest paid                                            $     2,112    $     2,112    $       --   $       232    $       232
    Taxes paid                                               $    800.00    $       800    $       --   $        --    $        --

                                                                                            August 24,      August 24,
                                                                            June3, 1999       2000            2000
                                                                            (Inception)    (Inception)    (Inception)
                                                             Year Ended         to             to              to
                                                             October 31,    October 31,    October 31,     October 31,
                                                             -----------    -----------    -----------    -----------
                                                                2004           2004           2004           2004
                                                             -----------    -----------    -----------    -----------
                                                                            (Previously
                                                            (Difference)     reported)     (Restated)    (Difference)
                                                             -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 $   144,723    $(1,216,391)   $  (938,897)   $   277,494
    Adjustments to reconcile net loss
       to net cash used by operating activities
      Depreciation                                                25,580         19,641         58,525         38,884
      Amortization                                                13,993          5,361             --         (5,361)
      Compensation expense on intrinsic
         value of options issued                                      --         86,475         86,475             --
      Stock issued for services                                    8,974        315,154        324,128          8,974
      Stock converted to debt                                   (169,440)            --             --             --
      Wrtite down of goodwill                                                   136,000             --       (136,000)
      Deferred tax benefit                                                      (35,432)       (35,432)            --
      License imparment agreement                                     --          4,639             --         (4,639)
      Abandonment of furniture and equipment                          --          4,670          4,383           (287)
      Loss on investment                                              --         90,000             --        (90,000)
CHANGES IN CURRENT ASSETS AND CURRENT
    LIABILITIES: (Net of effect of acqusition)
    (Increase) decrease in current assets:
      Accounts receivable                                       (203,402)      (894,391)    (1,099,673)      (205,282)
      Other receivables                                           42,441        (10,496)       (82,329)            --
      Prepaid expenses                                               687        (15,921)       (24,027)            --
      Inventory                                                   (5,189)      (352,003)      (373,723)       (21,720)
    Increase (Decrease) in current liabilities:
      Accounts payable and accrued expenses                      197,488        556,785        814,850             --
      Accrued payroll                                                 --        (53,681)        12,223             --
      Accrued other                                              (10,742)        11,601          3,277             --
      Deferred revenue                                                --        256,896        256,896             --
                                                             -----------    -----------    -----------    -----------
      NET CASH USED FOR OPERATING ACTIVITIES                      45,113     (1,091,093)      (993,324)      (137,937)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash to acquire Superclick Networks, Inc.                  143,455       (145,000)        (1,545)       143,455
      Acqusition of furniture and equipment                      (23,328)      (131,281)      (215,944)       (84,663)
                                                             -----------    -----------    -----------    -----------
      NET CASH USED FOR INVESTING ACTIVITIES                     120,127       (276,281)      (217,489)        58,792
CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                      (204,000)     1,807,975      1,649,381       (158,594)
      Repayment of note payable                                       --             --             --             --
      Related party loan                                         (12,195)       (19,844)            --             --
                                                             -----------    -----------    -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 (216,195)     1,788,131      1,649,381       (158,594)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (11,640)        48,150         36,911             --
NET INCREASE (DECREASE) IN CASH                                  (15,687)       468,907        475,479             --
CASH, beginning of period                                         22,259             --             --             --
CASH acquired                                                     (6,572)         6,572             --             --
                                                             -----------    -----------    -----------    -----------
CASH, end of period                                          $        --    $   475,479    $   475,479    $        --
                                                             ===========    ===========    ===========    ===========
Other non-cash investing and financing activities:
    License agreement acquired by issue of common stock      $        --    $    10,000    $        --    $   (10,000)
    Nordic Racing Limited acquired by issue of common stock  $        --    $    90,000    $        --    $   (90,000)
    Forgiveness of related party loan                        $        --    $    38,864    $        --    $   (38,864)
    Shares issued for acquisition                            $    (1,545)   $(1,246,480)   $ 1,244,935    $    (1,545)
    Shares issued/(converted) to debt                                       $        --    $  (169,440)   $  (169,440)
    Shares issued for services                               $     8,974    $   315,154    $   324,128    $     8,974
    Interest paid                                            $        --    $     2,344    $     2,344    $        --
    Taxes paid                                               $        --    $       800    $       800    $        --