Form 10QSB/A
period 2005-01-31
SUPERCLICK INC
filed 2005-04-29
CIK 1104891

Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                5001 LBJ Freeway
                                Suite 700 PMB 173
                                Dallas, TX 75244
                                 (858) 518-1387
           ------------------------------------------------------------
          (Address, Including Zip Code, And Telephone Number, Including
             Area Code, Of Registrant's mailing address in California)

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

                                EXLPANATORY NOTE

THIS QUARTERLY REPORT ON FORM 10-QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING PARTS OF OUR QUARTERLY REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED JANUARY 31, 2005. ALL INFORMATION IN THIS 10-QSB/A IS AS OF THE DATE OF OUR QUARTERLY REPORT ON FORM 10-QSB, FILED ON MARCH 16, 2005 EXCEPT AS STATED HEREIN. THIS REPORT INCLUDES AMENDMENTS TO ITEM 1, FINANCIAL STATEMENTS.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

                                     Part I

Item 1.   Financial Statements

Consolidated Balance Sheet as of January 31, 2005 (Unaudited)..........     2

Consolidated Statements of Operations and
   accumulated deficit for the three
   months ended January 31, 2005 and 2004,
   and for the Period June 3, 1999(Date
   of inception) to
   January 31, 2005 (unaudited) .......................................     3

Consolidated Statements of Stockholders Equity for the
   three months ended January 31, 2005 and for the period
   June 3,1999 (Date of inception) to January 31, 2005 (unaudited).....     4

Consolidated Statements of Comprehensive Income (Loss) for the three months ended January 31, 2005 and 2004, and the Period
   June 3, 1999 (Date of Inception) to January 31, 2005 (unaudited)....     5

Consolidated Statements of Cash Flows for the three months
   ended January 31, 2005 and 2004, and for the period June 3, 1999
   (Date of inception) to January 31, 2005 (unaudited).................     6

Supplemental Schedule of Non-Cash Investing and Financing Activities.       7

Notes To Financial Statements (Unaudited) ...........................       8

Item 2.   Management's Discussion and Analysis ......................      29

Item 3.   Controls and Procedures....................................      33

                           Part II - Other Information

Item 4.   Exhibits and Reports on Form 8-K ..........................      35

Item 5.   Signatures ................................................      35

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Balance Sheet
January 31, 2005 (Unaudited)
(Restatement)
--------------------------------------------------------------------------------

                                                                                 January 31,
                                                                                    2005
                                                                                 -----------
                                     ASSETS
CURRENT ASSETS
     Cash                                                                        $   360,509
     Accounts receivable                                                             867,792
     R&D Tax credits receivable (Note E)                                              81,179
     Sales tax refund receivable                                                      28,976
     Inventory (Note B)                                                              114,023
     Prepaid expenses                                                                 37,265
                                                                                 -----------
           TOTAL CURRENT ASSETS                                                    1,489,744
                                                                                 -----------
     Fixed assets (Note C)
           Cost                                                                      217,637
           Accumulated Depreciation                                                  (68,739)
                                                                                 -----------
           Net                                                                       148,899
                                                                                 -----------
     Deferred tax benefit (Note E)                                                    34,937
                                                                                 -----------
           TOTAL ASSETS                                                          $ 1,673,579
                                                                                 ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses:
           Accounts payable (Note D)                                             $   439,802
           Accured other                                                              50,226
                                                                                 -----------
           TOTAL CURRENT LIABILITIES                                                 490,028
                                                                                 -----------
     COMMITMENTS (Note K)                                                                 --
STOCKHOLDERS' EQUITY (Note G)
     Preferred stock, par value $.0001; 20,000,000
     shares authorized; 0 issued and outstanding                                          --
     Common stock, par value $.0006, 120,000,000 shares authorized; issued and
     outstanding 25,163,773 at January 31, 2005                                       15,098
     Additional paid-in capital                                                    2,095,439
     Stock subscribed                                                                     --
     Deficit accumulated during the development stage                             (1,004,425)
     Accumulated other comprehensive (loss)
           (Primarily cumulative translation adjustment)                              77,439
                                                                                 -----------
           TOTAL STOCKHOLDERS' EQUITY                                              1,183,551
                                                                                 -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,673,579
                                                                                 ===========

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended January 31, 2005 and 2004, and
The Period August 24, 2000 (Date of Inception) to January 31, 2005
(Unaudited) (Restatement)
--------------------------------------------------------------------------------

                                                                                   August 24, 2000
                                                    Three Months     Three Months    (Inception)
                                                       Ended            Ended            to
                                                     January 31,      January 31,    January 31,
                                                     -----------      -----------    -----------
                                                        2005             2004           2005
                                                     -----------      -----------    -----------
                                                                                     (Restated)
Revenue
       Net Sales                                    $  1,437,363    $    291,422    $  4,987,743
       Cost of goods sold                                896,723         168,574       3,298,276
                                                    ------------    ------------    ------------
       Gross profit                                      540,640         122,848       1,689,467
Costs and Expenses
       Bank charges                                        5,948           3,614          11,716
       Communication                                      15,932          10,337          53,222
       Consulting fees                                        --           5,866          90,303
       Meals and entertainment                             6,358           3,882          27,410
       Depreciation and amortization                      11,256           5,249          86,522
       Marketing and promotion                            17,699           5,201          60,173
       Office                                             69,254          18,137         308,780
       Professional fees                                  82,802          64,045         381,044
       Investor relations                                 15,014           1,753         131,545
       Write down of furniture and equipment                  --              --           4,298
       Salaries and wages                                329,229          94,450       1,223,697
       Employee benefits                                  12,603              --          44,306
       Travel                                             36,675          22,598         218,202
       Tax and licenses                                       --              --          29,828
       Research and development                              213              --         314,056
       Directors compensation                                 --              --         197,154
       Bad debt expense                                       --              --          32,000
       Foreign currency (gain)/loss                        3,186              --           3,186
       Interest expense                                       --             365          18,005
                                                    ------------    ------------    ------------
       Total expenses                                    606,168         235,498       3,235,447
                                                    ------------    ------------    ------------
Loss from operations                                     (65,528)       (112,650)     (1,545,980)
Gain on forgiveness of debt                                   --              --         299,441
                                                    ------------    ------------    ------------
       Total other income                                     --              --         299,441
Earnings before taxes                                    (65,528)       (112,650)     (1,246,539)
Benefit for income taxes                                      --              --        (242,113)
                                                    ------------    ------------    ------------
NET EARNINGS (LOSS)                                 $    (65,528)   $   (112,650)   $ (1,004,426)
                                                    ============    ============    ============
       Net (loss) per common share
       Basic and diluted                            $     (0.003)   $     (0.005)
                                                    ============    ============
       Weighted average common shares outstanding
       Basic and diluted                              25,088,588      20,747,646

       The average  shares listed below were
       not included in the  computation of
       diluted  losses per share  because to
       do so would have been  antidilutive
       for the periods presented:

       Stock options                                   1,988,117              --
       Warrants                                        2,099,999       1,933,333

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statement of
Stockholder's Equity
For the Period August 24, 2000 (Date of Inception) to
October 31, 2004 (Unaudited)
(Restatment)
--------------------------------------------------------------------------------


                                        Preferred Stock                    Common Stock
                                 -----------------------------     -----------------------------
                                  Number of                         Number of
                                    Shares           Amount           Shares           Amount         Subscribed
                                 ------------     ------------     ------------     ------------     ------------
BALANCES August 24, 2000         $         --     $         --               --               --               --
Shares issued during the
period                                                               10,000,000            6,000

Net loss
                                 ------------     ------------     ------------     ------------     ------------
BALANCES October 31, 2001                  --               --       10,000,000            6,000

Issuance of preferred stock
   for debt                            25,882          169,440
Issuance of common stock for
   cash                                                               3,333,300            2,000
Issuance of common stock for
   services                             3,333                           341,900              205

Foreign Currency
   Translation Adjustment

Net loss
                                 ------------     ------------     ------------     ------------     ------------
BALANCES October 31, 2002              29,215          169,440       13,675,200            8,205

Shares issued during the
period
   Shares issued for services                                           350,600              210
   Shares Issued for
   Superclick Networks, Inc.
       acquisition (Note J)                                           5,516,667            3,310
   Preferred shares converted
       to debt                        (29,215)        (169,440)

Foreign Currency Translation
   Adjustment

Net <loss> profit
                                 ------------     ------------     ------------     ------------     ------------
BALANCES October 31, 2003                  --               --       19,542,467           11,725

Shares issued during the
period
   Shares issued for cash
     range ($0.18-$0.45 per
     share)                                                           4,033,329            2,420
   Shares issued for services                                           621,206              373
   Stock options granted                                                                      --
   Stock subscribed                                                                                       232,000
Foreign Currency Transalation
   Adjustment

Net loss
                                 ------------     ------------     ------------     ------------     ------------
BALANCES October 31, 2004                  --               --       24,197,002           14,518          232,000

Shares issued during the
period
   Shares issued for cash
      (range $0.18-$0.45
      per share)                                                        966,665              580
   Stock options granted
   Stock subscribed                                                                                      (232,000)

Foreign Currency Translation
   Adjustment

Net <loss> profit
                                 ------------     ------------     ------------     ------------     ------------
BALANCES January 31, 2005                  --               --       25,163,667     $     15,098     $         --
                                 ============     ============     ============     ============     ============

                                                  Deficit
                                                 Accumulated      Accumulated
                                Additional       during the           Other           Total
                                  Paid-in       Developmental     Comprehensive    Stockholders'
                                  Capital           Stage         Income (loss)       Equity
                                ------------     ------------     ------------     ------------
BALANCES August 24, 2000                  --               --               --               --
Shares issued during the
period                                (5,991)                                                 9

Net loss                                                               (67,679)         (67,679)
                                ------------     ------------     ------------     ------------
BALANCES October 31, 2001             (5,991)         (67,679)              --          (67,670)

Issuance of preferred stock
   for debt                                                                             169,440
Issuance of common stock for
   cash                              211,882                                            213,882
Issuance of common stock for
   services                             (205)                                                --

Foreign Currency
   Translation Adjustment                                               (4,918)          (4,918)

Net loss                                             (234,382)                         (234,382)
                                ------------     ------------     ------------     ------------
BALANCES October 31, 2002            205,686         (302,061)          (4,918)          76,352

Shares issued during the
period
   Shares issued for services          8,764                                              8,974
   Shares Issued for
   Superclick Networks, Inc.
       acquisition (Note J)           (4,855)                                            (1,545)
   Preferred shares converted
       to debt                                                                         (169,440)

Foreign Currency Translation
   Adjustment                                                           (2,558)          (2,558)

Net <loss> profit                                      55,181                            55,181
                                ------------     ------------     ------------     ------------
BALANCES October 31, 2003            209,595         (246,880)          (7,476)         (33,036)

Shares issued during the
period
   Shares issued for cash
     range ($0.18-$0.45 per
     share)                        1,201,070                                          1,203,490
   Shares issued for services        314,781                                            315,154
   Stock options granted              86,475                                             86,475
   Stock subscribed                                                                     232,000
Foreign Currency Transalation
   Adjustment                                                           44,387           44,387

Net loss                                             (692,017)                         (692,017)
                                ------------     ------------     ------------     ------------
BALANCES October 31, 2004          1,811,921         (938,897)          36,911        1,156,453

Shares issued during the
period
   Shares issued for cash
      (range $0.18-$0.45
      per share)                     231,420                                            232,000
   Stock options granted              52,098                                             52,098
   Stock subscribed                                                                    (232,000)

Foreign Currency Translation
   Adjustment                                                           40,528           40,528

Net <loss> profit                                     (65,528)                          (65,528)
                                ------------     ------------     ------------     ------------
BALANCES January 31, 2005       $  2,095,439     $ (1,004,425)    $     77,439     $  1,183,551
                                ============     ============     ============     ============

SUPERCLICK, INC.
(A Development Stage Company)
Unaudited  Consolidated  Statements of Comprehensive Income (Loss)
For the Three Months Ended January 31, 2005, and 2004, and
The Period August 24, 2000 (Date of Inception) to
January 31, 2005 (Unaudited)
(Restatement)
--------------------------------------------------------------------------------

                                                 Three              Three           August 24,
                                                 Months             Months             2000
                                                 Ended              Ended        (Inception) to
                                               January 31,        January 31,       January 31,
                                               -----------        -----------       -----------
                                                  2005               2004              2005
                                               -----------        -----------       -----------
                                                                                    (Restated)
Net Gain/(Loss)                                $   (65,528)      $  (112,650)      $(1,004,425)
Other Comprehensive Income (Loss)                       --                --                --
  Foreign Currency Translation Adjustment           40,528           (10,594)           77,439
                                               -----------       -----------       -----------
Net Comprehensive (Loss)                       $   (25,000)      $  (123,244)      $  (926,986)
                                               ===========       ===========       ===========

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows For the Three Months
Ended January 31, 2005 and 2004,
and The Period August 24, 2000 (Date of Inception) to
January 31, 2005 (Unaudited)
(Restatement)
--------------------------------------------------------------------------------

                                                                     Three Months       Three Months    August 24, 2000
                                                                         Ended              Ended        (Inception) to
                                                                       January 31,        January 31,      January 31,
                                                                       -----------        -----------      -----------
                                                                           2005              2004             2005
                                                                       -----------        -----------      -----------
                                                                                                            (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $   (65,528)      $  (112,650)      $(1,004,425)
    Adjustments to reconcile net loss
       to net cash used by operating activities:
        Depreciation
                                                                            11,256             5,250            69,781
        Compensation expense on intrinsic value of options issued           52,098                             138,573
        Stock issued for services                                                                              324,128
        Deferred tax benefit                                                                                   (35,432)
        Abondonment of furniture and equipment                                                                   4,383
CHANGES IN CURRENT ASSETS AND CURRENT
    LIABILITIES: (Net of effect of acquisition)
    (Increase) decrease in current assets:
        Accounts receivable
                                                                           169,417          (213,773)         (930,256)
        Other receivables                                                   21,937             3,309           (60,392)
        Prepaid expenses                                                   (13,361)            7,747           (37,388)
        Inventory                                                          259,654             2,010          (114,069)
    Increase (decrease) in current current liabilities:
        Accounts payable and accrued expenses
                                                                          (371,060)           30,761           443,790
        Accrued payroll                                                    (12,297)          (30,848)              (74)
        Accrued other                                                       47,951            24,585            51,228
        Deferred revenue
                                                                          (258,459)                             (1,563)
                                                                       -----------       -----------       -----------
        NET CASH USED FOR OPERATING ACTIVITIES                            (158,392)         (283,611)       (1,151,716)
                                                                       -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Stock issued to acquire subsidiary                                                                      (1,545)
        Acquisition of furniture and equipment                              (9,217)           (2,887)         (225,161)
                                                                       -----------       -----------       -----------
        NET CASH USED FOR INVESTING ACTIVITIES                              (9,217)           (2,887)         (226,706)
                                                                       -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of common stock                                                                 348,000         1,649,381
        Repayment of Note payable                                                            (23,143)               --
                                                                       -----------       -----------       -----------
        NET CASH PROVIDED  BY FINANCING ACTIVITIES                              --           324,857         1,649,381
                                                                       -----------       -----------       -----------
    EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 52,639            (7,874)           89,550
NET INCREASE <DECREASE> IN CASH                                           (114,970)           30,485           360,509
CASH, beginning of period                                                  475,479            19,323                --
                                                                       -----------       -----------       -----------
CASH, end of period                                                    $   360,509       $    49,808       $   360,509
                                                                       ===========       ===========       ===========

    Interest paid                                                      $        --       $       365       $     2,344
    Taxes paid                                                         $        --       $        --       $       800

Other non-cash investing and financing activities:
    Shares issued for services                                         $        --       $        --       $   324,128
    Shares issued for acquisition                                      $        --       $        --       $    (1,545)

SUPERCLICK, INC.
(A Development Stage Company)
Supplemental Schedule of Non-Cash Investing and Financing Activities
(Restated)
--------------------------------------------------------------------------------

The Company acquired 71.7% of the issued and outstanding stock of Superclick, Inc. (Subsidiary) as further described in Note K. The fair value of the assets and liabilities of Superclick, Inc. (formerly known as Grand Prix Sports, Inc.) were as follows at October 8, 2003:


Cash                                       $   3,667
Prepaid expenses                               2,456
                                           ---------
                                               6,123
                                           =========


Accounts payable and accrued expenses         31,108
Note <receivable> from parent company       (130,000)
Stockholders' equity                         105,015
                                           ---------
Fair value of common stock issued          $   6,123
                                           =========

                                Superclick, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  (Restatement)
                   For The Three Months Ended January 31, 2005

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

Advertising

The Company expenses all advertising as incurred. From the date of the acquisition through January 31, 2005, the Subsidiary did not incur advertising expense. For the year ended October 31, 2004 the Parent incurred approximately $7,100 in advertising expense. During the three months ended January 31, 2005, the Company incurred approximately $17,699 for marketing and advertising expense.

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

Intangible assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                        January 31, 2005
                                                              Net
                        Gross Intangible  Accumulated      Intangible
                           Assets         Amortization      Assets
Other intangibles            500              500              0

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

During the three months ended January 31, 2005, the Company's two largest customers accounted for 51% and 20% of sales respectively.

For the three months ended January 31, 2005, approximately 18% of the Company's net sales were made to customers outside the United States.

The Company is dependent on third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment. For the three months ended January 31, 2005, The Company's five largest suppliers accounted for 69% of product and service purchases. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

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

Foreign Currency Translation

The financial statements of the Canadian Parent are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of the company are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. The financial statements are presented in United States of America dollars.

Research and development

Expenses related to present and future products are expensed as incurred.

NOTE B - INVENTORIES

Inventories are comprised of computer equipment and are stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at January 31, 2005.

            Computer equipment               95,836
            Inventory in transit             29,054
            Provision for losses            (10,867)
                                          ---------
                                          $ 114,023
                                          =========

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2005:

            Furniture & fixtures              $  94,153
            Computer hardware                    81,446
            Leasehold improvements               22,811
            Fabrication mold and dye             18,376
            Computer software                       851
                                              ---------
                                                217,637
            Accumulated depreciation            (68,739)
                                              ---------
            Fixed assets, net                 $ 148,899
                                              =========

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

                     United States Corporation Income Taxes

             Year of Loss               Amount            Expiration Date
             ------------               ------            ---------------
           October 31, 2004           $852,973            October 31, 2024
           October 31, 2003            $68,638            October 31, 2023
          December 31, 2002             10,534           December 31, 2022
          December 31, 2001            181,335           December 31, 2021
          December 31, 2000             88,027           December 31, 2020
          December 31, 1999             18,936           December 31, 2019
                                    ----------
                                    $1,220,443
                                    ==========

The expiration dates for U.S. net operating losses (NOL) may be extendable under
Section 381 of the U.S. Internal Revenue Code.

                                           Canadian Income Taxes (Stated in CAD)

             Year of Loss               Amount            Expiration Date
             ------------               ------            ---------------
           October 31, 2003             $5,322            October 31, 2010
           October 31, 2002            179,583            October 31, 2009
                                      --------
                                      $184,905
                                      ========

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

NOTE H - WARRANTS

At January 31, 2005 the Company had 2,099,999 "A" Warrants outstanding and 966,668 "B" Warrants entitling the holder thereof the right to purchase one common share for each warrant held as follows:

                                        Exercise
  Warrant           Number of           Price Per            Expiration
   Class             Warrants            Warrant                Date
------------      ---------------      ------------       ------------------
     B                 386,668           $  0.24                   9/9/06
     B                 193,333           $  0.24                  9/29/06
     B                 193,333           $  0.24                 10/15/06
     B                 193,334           $  0.24                 10/22/06
                     ---------
                       966,668

     A                  55,555           $  0.60                  4/14/07
     A                 444,444           $  0.60                  4/19/07
     A                 100,000           $  0.60                  4/19/07
     A                 100,000           $  0.60                  4/23/07
     A                 100,000           $  0.60                  4/29/07
     A                 100,000           $  0.60                  4/29/07
     A                 100,000           $  0.60                  4/29/07
     A                 100,000           $  0.60                   5/7/07
     A                 200,000           $  0.60                  5/10/07
     A                 100,000           $  0.60                  5/11/07
     A                 100,000           $  0.60                  5/12/07
     A                 100,000           $  0.60                  5/17/07
     A                  11,000           $  0.60                  5/24/07
     A                 100,000           $  0.60                  5/24/07
     A                 200,000           $  0.60                   6/2/07
     A                 100,000           $  0.60                  6/16/07
     A                  89,000           $  0.60                  6/17/07
                     ---------
Total                2,099,999

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

The following table summarizes the Company's stock option activity for the quarter ended January 31, 2005:

                                                                      2005
                                                         ------------------------------
                                                                        Weighted Average
                                                          Shares         Exercise Price
                                                         ---------       ---------------
            Outstanding at beginning of period           1,904,784          $   0.51
            Granted                                        125,000              0.60
            Exercised                                           --                --
            Forfeited                                           --                --
                                                         ---------          --------
            Outstanding at end of quarter                2,029,784          $   0.53
                                                         =========          ========
            Options exerciseable at quarter end            628,660
                                                         =========

The following table summarizes information about the Company's stock options outstanding at January 31, 2005:

                                  Options Outstanding                                 Options Exercisable
                 ----------------------------------------------------            ------------------------------
                     Number             Weighted             Weighted                                  Weighted
  Range of        Outstanding            Average             Average                                    Average
  Exercise       At January 31,       Contractural           Exercise               Number             Exercise
   Prices             2005            Life (years)            Price              Outstanding             Price
  --------       --------------       ------------           --------            -----------           --------
   $ 0.50            884,784              1.09              $   0.50               368,660             $   0.50
     0.50            720,000              1.33                  0.50               210,000                 0.50
     0.65            300,000              1.58                  0.65                50,000                 0.65
     0.60            125,000              1.85                  0.60                     -                 0.60
                   ---------              ----              --------               -------             --------
Total              2,029,784              1.29              $   0.53               628,660             $   0.51
                   =========              ====              ========               =======             ========

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

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the three months ended January 31, 2005 would have been:

                                                              Three months               Three months
                                                            Ended January 31,          Ended January 31,
                                                                  2005                       2004
                                                            -----------------          -----------------
            Net loss as reported                               $ (65,528)                  $(112,650)
            Pro forma                                          $(161,979)                  $(112,650)
            Net loss per share, as reported                    $   (.003)                  $   .(005)
            Pro forma                                          $   (.007)                  $   (.005)

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

During the year ended October 31, 2004, the Company had sales of approximately $570,000 to a company whose IT Director also served as a member of the Board of Directors of the Company during the fiscal year.

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

NOTE K - COMMITMENTS

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company has also entered into non-cancelable operating leases for office equipment, computers and a vehicle at monthly payments of $634. Future lease payments under these operating leases are as follows:

            Year Ended October 31,
            2005                                     $      42,444
            2006                                            55,484
            2007                                            55,011
            2008                                            52,937
            2009                                            48,525
                                                     -------------
                                                     $     254,401
                                                     =============

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

On March 8, 2005 the company issued the following shares to Directors for services rendered.

            Todd M. Pitcher                   6,250
            George Vesnaver                   4,688
            Hugh Renfro                       4,688
            Jacobo Melcer                     4,688
            Robert MacFarlane                 4,688
            Paul Gulyas                       4,688
                                             ------
            Total                            29,690

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

The following information presents the impact of the reverse merger as discussed above, the restatement of stockholders' equity on the Company's financial information as originally reported for the three months ended January 31, 2005:

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Balance Sheet
January 31, 2005 (Unaudited)
(Restatement)
--------------------------------------------------------------------------------

                                                                             January 31,       January 31,        January 31,
                                                                                2005              2005               2005
                                                                            -----------        -----------        -----------
                                                                            (Previously
                                                                             Reported)          (Restated)        (Difference)
                                     ASSETS
CURRENT ASSETS
              Cash                                                          $   360,509        $   360,509        $        (0)
              Accounts receivable                                               867,792            867,792                 --
              R&D Tax credits receivable (Note E)                                81,179             81,179                 --
              Sales tax refund receivable                                        28,976             28,976                 --
              Inventory (Note B)                                                114,023            114,023                 --
              Prepaid expenses                                                   37,265             37,265                 --
                                                                            -----------        -----------        -----------
                          TOTAL CURRENT ASSETS                                1,489,744          1,489,744                  0
                                                                            -----------        -----------        -----------
              Fixed assets (Note C)
                          Cost                                                  217,637            217,637                 --
                          Accumulated Depreciation                              (68,739)           (68,739)                --
                          Net                                                   148,898            148,898                 --
              Deferred tax benefit (Note E)                                      34,937             34,937                 --
              Goodwill                                                        1,218,606                 --         (1,218,606)
                                                                            -----------        -----------        -----------
                          TOTAL ASSETS                                      $ 2,892,185        $ 1,673,579        $(1,218,606)
                                                                            ===========        ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable and accrued expenses :
                          Accounts payable (Note D)                         $   439,802        $   439,802        $        --
                          Accured other                                          50,226             50,226                 --
                                                                            -----------        -----------        -----------
                          TOTAL CURRENT LIABILITIES                             490,028            490,028                 --
                                                                            -----------        -----------        -----------

              COMMITMENTS (Note K)                                                   --

STOCKHOLDERS' EQUITY (Note G)
              Preferred stock, par value $.0001; 20,000,000
              shares authorized; 0 issued and outstanding                            --                                    --

              Common stock, par value $.0006, 120,000,000 shares
              authorized; issued and outstanding 25,163,773 at
              January 31, 2005                                                   15,098             15,098                 --
              Additional paid-in capital                                      3,591,539          2,095,439         (1,496,100)
              Stock subscribed                                                       --                 --
              Deficit accumulated during the development stage               (1,281,919)        (1,004,425)           277,494
              Accumulated other comprehensive (loss)                                 --
                          (Primarily cumulative translation adjustment)          77,439             77,439                 --
                                                                            -----------        -----------        -----------
                          TOTAL STOCKHOLDERS' EQUITY                          2,402,157          1,183,551         (1,218,606)
                                                                            -----------        -----------        -----------
                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 2,892,185        $ 1,673,579        $(1,218,606)
                                                                            ===========        ===========        ===========

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended January 31, 2005 and 2004, and
The Period August 24, 2000 (Date of Inception) to January 31, 2005 (Unaudited) (Restatement)
--------------------------------------------------------------------------------

                                                      Three Months    Three Months   June 3, 1999   August 24, 2000  August 24, 2000
                                                          Ended          Ended      (Inception) to   (Inception) to  (Inception) to
                                                       January 31,     January 31,     January 31,     January 31,     January 31,
                                                       -----------     -----------     -----------     -----------     -----------
                                                           2005          2004             2005            2005            2005
                                                       -----------     -----------     -----------     -----------     -----------
                                                                                      (Previously
                                                       (No Change)     (No Change)      Reported)      (Restated)     (Difference)
Revenue
              Net Sales                                $ 1,437,363     $   291,422     $ 4,231,825     $ 4,987,743     $   755,918
              Cost of goods sold                           896,723         168,574       2,742,477       3,298,276         555,799
                                                       -----------     -----------     -----------     -----------     -----------
              Gross profit                                 540,640         122,848       1,489,348       1,689,467         200,119
Costs and Expenses
              Loss on equity method investment                  --              --          90,000              --         (90,000)
              Bank
              charges                                        5,948           3,614          11,880          11,716            (164)
              Communication                                 15,932          10,337          53,820          53,222            (598)
              Consulting fees                                   --           5,866          79,228          90,303          11,075
              Meals and entertainment                        6,358           3,882          57,819          27,410         (30,409)
              Depreciation and amortization                 11,256           5,249          36,258          86,522          50,264
              Marketing and promotion                       17,699           5,201          74,712          60,173         (14,539)
              Office                                        69,254          18,137         271,621         308,780          37,159
              Professional fees                             82,802          64,045         522,242         381,044        (141,198)
              Investor relations                            15,014           1,753         160,274         131,545         (28,729)
              Loss due to license revisions                     --              --           4,639              --          (4,639)
              Write down of furniture and equipment             --              --           4,668           4,297            (371)
              Salaries and wages                           329,229          94,450         909,673       1,223,697         314,024
              Employee benefits                             12,603              --          29,550          44,306          14,756
              Travel                                        36,675          22,598         162,017         218,202          56,185
              Tax and licenses                                  --              --           7,665          29,828          22,163
              Research and development                         213              --          39,380         314,056         274,676
              Directors compensation                            --              --         197,154         197,154              --
              Bad debt expense                                  --              --          32,000          32,000              --
              Write down of intangible asset                    --              --         136,000              --        (136,000)
              Foreign currency (gain)/loss                   3,186              --           3,186           3,186              --
              Interest expense                                  --             365           6,345          18,005          11,660
                                                       -----------     -----------     -----------     -----------     -----------
              Total expenses                               606,168         235,498       2,890,131       3,235,446         345,315
                                                       -----------     -----------     -----------     -----------     -----------
Loss from operations                                       (65,528)       (112,650)     (1,400,783)     (1,545,979)       (145,196)
Gain on sale of investment                                      --              --          80,000              --         (80,000)
Gain on forgiveness of debt                                     --              --          38,864         299,441         260,577
                                                       -----------     -----------     -----------     -----------     -----------
              Total other income                                --              --         118,864         299,441         180,577
Earnings before taxes                                      (65,528)       (112,650)     (1,281,919)     (1,246,538)         35,381
Benefit for income taxes                                        --              --              --        (242,113)       (242,113)
                                                       -----------     -----------     -----------     -----------     -----------
NET EARNINGS (LOSS)                                    $   (65,528)    $  (112,650)    $(1,281,919)    $(1,004,425)    $   277,494
                                                       ===========     ===========     ===========     ===========     ===========
              Net (loss) per common share
              Basic and diluted                         $  (0.003)     $    (0.005)
                                                       ===========     ===========
              Weighted average common shares
                 outstanding
              Basic and diluted                         25,088,588     20,747,646

              The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

              Stock options                              1,988,117            --

              Warrants                                   2,099,999      1,933,333

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the Period August 24, 2000 (Date of Inception) to
January 31, 2005 (Unaudited)
(Restatement)
--------------------------------------------------------------------------------

                                                          For the Period     For the Period      For the Period
                                                           June 3, 1999        August 24,       August 24, 2000
                                                             (Date of         2000 (Date of         (Date of
                                                           Inception) to      Inception) to      Inception) to
                                                            January 31,          January          January 31,
                                                          -------------------------------------------------------
                                                               2005               2005                2005
                                                          -------------------------------------------------------
                                                            (Previously         (Restated)        (Difference)
                                                             reported)
Common stock:
Shares issued for merger with Superclick Networks, Inc.
      Shares                                                   14,025,800          5,516,667         (8,509,133)
      Amount                                                 $      8,415       $      3,310       $     (5,105)
      Additional paid in capital                             $  1,236,520       $     (4,855)      $ (1,241,375)
Shares issued for acquistion of Nordic
      Shares                                                      166,667                 --           (166,667)
      Amount                                                 $        100       $         --       $       (100)
      Additional paid in capital                             $     89,900       $         --       $    (89,900)
Shares issued for license, net                                         --
      Shares                                                      416,666                 --           (416,666)
      Amount                                                 $        250       $         --       $       (250)
      Additional paid in capital                             $      9,750       $         --       $     (9,750)
   Shares issued for cash:
      Shares                                                    9,933,328          8,333,294         (1,600,034)
      Amount                                                 $      5,960       $      5,000       $       (960)
      Additional paid in capital                             $  1,891,525       $  1,733,882       $   (157,643)
   Shares issued for services:
      Shares                                                      621,206         11,313,706         10,692,500
      Amount                                                 $        373       $      6,788       $      6,415
      Additional paid in capital                             $    314,781       $    317,349       $      2,568
Common stock subscribed                                      $         --       $         --       $         --
Stock options granted                                        $    138,573       $    138,573       $         --
Fees related to share issuance                               $    (89,510)      $    (89,510)      $         --
Foreign Currency Translation Adjustment                      $     77,439       $     77,439       $         --
Accumulated Deficit through October 31, 2004                 $ (1,281,919)      $ (1,004,425)      $    277,494
                                                             ------------       ------------       ------------
Total shareholders equity                                    $  2,402,157       $  1,183,551       $ (1,218,606)
                                                             ============       ============       ============
Total Common Stock
Shares                                                         25,163,667         25,163,667                 --
Amount                                                       $     15,098       $     15,098       $         --
Additional paid in capital                                   $  3,591,539       $  2,095,439       $ (1,496,100)

SUPERCLICK, INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Comprehensive Income
(Loss)
For the Three Months Ended January 31, 2005, and 2004, and
The Period August 24, 2000 (Date of Inception) to January 31, 2005 (Unaudited) (Restatement)
--------------------------------------------------------------------------------

                                                                                                August 24,       August 24,
                                                                             June 3, 1999         2000             2000
                                         Three Months      Three Months      (Inception)       (Inception)      (Inception)
                                            Ended             Ended              to                 to               to
                                          January 31,       January 31,       January 31,       January 31,      January 31,
                                          -----------       -----------       -----------       -----------       -----------
                                              2005             2004              2005              2005              2005
                                          -----------       -----------       -----------       -----------       -----------
                                              (No               (No          (Previously
                                            Change)            Change)           Stated)         (Restated)       (Difference)
Net Gain/(Loss)                           $   (65,528)      $  (112,650)      $(1,216,391)      $(1,004,425)      $   211,966
Other Comprehensive Income (Loss)                  --                --                --                --
              Foreign Currency
              Translation Adjustment           40,528           (10,594)           77,439            77,439                --
                                          -----------       -----------       -----------       -----------       -----------
Net Comprehensive (Loss)                  $   (25,000)      $  (123,244)      $(1,138,952)      $  (926,986)      $   211,966
                                          ===========       ===========       ===========       ===========       ===========

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows For the Three
Months Ended January 31, 2005 and 2004,
and The Period August 24, 2000 (Date of
Inception) to January 31, 2005 (Unaudited)
(Restatement)
--------------------------------------------------------------------------------

                                                                                                       August 24,       August 24,
                                                                                      June 3, 1999        2000             2000
                                                   Three Months       Three Months    (Inception)      (Inception)      (Inception)
                                                      Ended              Ended             to              to               to
                                                    January 31,        January 31,     January 31,     January 31,      January 31,
                                                    -----------        -----------     -----------     -----------     -----------
                                                       2005               2004             2005           2005             2005
                                                    -----------        -----------     -----------     -----------     -----------
                                                       (No                (No          (Previously
                                                      Change)            Change)         Stated)       (Restated)      (Difference)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $   (65,528)       $  (112,650)    $(1,281,919)    $(1,004,425)    $   277,494
  Adjustments to reconcile net loss
    to net cash used by operating activities:
      Depreciation                                       11,256              5,250          30,897          69,781          38,884
      Amortization                                                                           5,361              --          (5,361)
      Compensation expense on intrinsic value of
      options issued                                     52,098                            138,573         138,573              --
      Stock issued for services                                                            315,154         324,128           8,974
      License impairment agreement                                                           4,639              --          (4,639)
      Write down of goodwill                                                               136,000              --        (136,000)
      Deferred tax benefit                                                                 (35,432)        (35,432)             --
      Abondonment of furniture and equipment                                                 4,670           4,383            (287)
      Loss on investment                                                                    90,000              --         (90,000)
CHANGES IN CURRENT ASSETS AND CURRENT
  LIABILITIES: (Net of effect of acquisition)
  (Increase) decrease in current assets:
      Accounts receivable                               169,417           (213,773)       (724,974)       (930,256)       (205,282)
      Other receivables                                  21,937              3,309          11,440         (60,392)        (71,832)
      Prepaid expenses                                  (13,361)             7,747         (29,282)        (37,388)         (8,106)
      Inventory                                         259,654              2,010         (92,349)       (114,069)        (21,720)
  Increase (decrease) in current current
    liabilities:
      Accounts payable and accrued expenses            (371,060)            30,761         185,725         443,790         258,065
      Accrued payroll                                   (12,297)           (65,978)            (74)         65,904
      Accrued other                                      47,951             24,585          59,552          51,228          (8,324)
      Deferred revenue                                 (258,459)                            (1,563)         (1,563)             --
                                                    -----------        -----------     -----------     -----------     -----------
      NET CASH USED FOR OPERATING ACTIVITIES           (158,392)          (283,611)     (1,249,486)     (1,151,716)         97,770
CASH FLOWS FROM INVESTING ACTIVITIES:
      Stock issued for acquisition of subsidiary                                          (145,000)         (1,545)        143,455
      Acquisition of furniture and equipment             (9,217)            (2,887)       (140,498)       (225,161)        (84,663)
                                                    -----------        -----------     -----------     -----------     -----------
      NET CASH USED FOR INVESTING ACTIVITIES             (9,217)            (2,887)       (285,498)       (226,706)         58,792
CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                                 348,000       1,807,975       1,649,381        (158,594)
      Repayment of Note payable                                            (23,143)             --              --              --
      Related party loan                                                                   (19,844)             --          19,844
                                                    -----------        -----------     -----------     -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    --            324,857       1,788,131       1,649,381        (138,750)
    EFFECT OF EXCHANGE RATE CHANGES ON CASH              52,639             (7,874)        100,789          89,550         (11,239)
NET INCREASE <DECREASE> IN CASH                        (114,970)            30,485         353,937         360,509           6,572
CASH, beginning of period                               475,479             19,323              --              --              --
CASH acquired                                                --                 --           6,572              --          (6,572)
                                                    -----------        -----------     -----------     -----------     -----------
CASH, end of period                                 $   360,509        $    49,808     $   360,509     $   360,509     $         0
                                                    ===========        ===========     ===========     ===========     ===========
Other non-cash investing and financing
  activities:
    License agreement acquired by issue of
      common stock                                  $        --        $        --     $    10,000     $        --     $   (10,000)
    Nordic Racing Limited acquired by issue of
      common stock                                  $        --        $        --     $    90,000     $        --     $   (90,000)
    Forgiveness of related party loan               $        --        $        --     $    38,864     $        --     $   (38,864)
    Shares issued for services                      $        --        $        --     $   315,154     $   324,128     $     8,974
    Shares issued for acqusition                    $        --        $        --     $ 1,244,935     $    (1,545)    $(1,246,480)
    Interest paid                                   $        --        $       365     $     2,344     $     2,344     $        --
    Taxes paid                                      $        --        $        --     $       800     $       800     $        --

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

Foreign Currency Translation

The financial statements of the Canadian Parent are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of the company are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. The financial statements are presented in United States of America dollars.

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

                                     Part II

Item 4. Exhibits And Reports On Form 10-QSB/A January 31, 2005

(A)  Exhibits

            31.1  CEO   Certification   Pursuant   to   Section   302   of   The
                  Sarbanes-Oxley Act of 2002

            31.2  CFO   Certification   Pursuant   to   Section   302   of   The
                  Sarbanes-Oxley Act of 2002

            32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, As Adopted Purusant to Section 906 of The Sarbanes-Oxley Act of 2002

            32.1  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, As Adopted Purusant to Section 906 of The Sarbanes-Oxley Act of 2002

(B) Reports On Form 10-QSB 1-31. None

      None

Item 5.   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Superclick, Inc.

                                       /s/  Sandro Natale
                                       ----------------------------------------
                                       Name: Sandro Natale
                                       Title: Interim Chief Executive Officer