Form 10KSB/A
period 2004-10-31
SUPERCLICK INC
filed 2005-06-10
CIK 1104891

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrants revenues for the year ended October 31, 2004 were $2,552,739.

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A to Superclick, Inc. (the "Company" or the "Registrant") Annual Report on Form 10-KSB for the year ended October 31, 2004 (the "Original Filing") which was filed with the Securities and Exchange Commission on January 28, 2005, is being filed to amend the Original Filing as follows:

[X] Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (1) Update results of Company's operations to reflect restated financial statements; (2) Revision of liquidity discussion to discuss cash flow from operations for the year ended October 31, 2004, including discussion of investing and financing cash flow activities and a discussion of the Company's going concern opinion and how the Company plans to finance operations for the next 12 months.

[X] Item 8A. Controls and Procedures. Conclusion by the Company that certain of its internal controls were deficient as of the year ended October 31, 2004 and certain materials weakness existed as well, including a discussion on steps the Company is taking to addressing those issues.

[X] Note A. Independent Auditor's Report.

[X] Note I. Independent Auditor's Report.

[X] Note M. Independent Auditor's Report.

[X] To file Exhibit 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

[X] Financial Statements. To restate financials for the year ended October 31, 2004 to reflect that (1) the gain on forgiveness of debt should have been stated at $169,441, which represents the forgiveness of three notes from Superclick Networks, Inc. that were forgiven during the fiscal year ended October 31, 2003. The additional amount of $130,000 represents the forgiveness by Superclick, Inc. of the note from Superclick Networks Inc. The $130,000 should have been eliminated during consolidation; (2) a change from fixed accounting for stock options to variable accounting method; and (3) a deferral of revenue for the year ended October 31, 2004 derived from support and maintenance upgrade activities.

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

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     PAGE
-----------------------                                                     ----

Forward-Looking  Statements.................................................. 1

PART I

1.   Description of Business................................................. 2
2.   Description of Property................................................. 8
3.   Legal Proceedings....................................................... 8
4.   Submission of Matters to a Vote of Security Holders..................... 9

PART II

5.   Market for Common Equity and Related Stockholder Matters................ 9
6.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations...................................................13
7.   Financial Statements....................................................18
8.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure....................................................18
8A.  Controls and Procedures.................................................18

PART III

9.   Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act.......................18
10.  Executive Compensation..................................................20
11.  Security Ownership of Certain Beneficial Owners and Management
     and Related Stockholder Matters.........................................23
12.  Certain Relationships and Related Transactions..........................24
13.  Exhibits and Reports on Form 8-K........................................24
14.  Principal Accountant Fees and Services..................................26

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

Location                            Approximate Square      Date Current         Monthly Rent
                                    Feet                    Expires
=============================================================================================
10222 Boul. St-Michel Suite 300     6,750 sq. ft.           Sept. 30, 2009       US$4,082
Montreal, Quebec H1H 5H1
Canada

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

The Company has recorded compensation expense of $134,822 through October 31, 2004 as the option's prices were less than the fair market value of the Company's stock on the award dates. The compensation amount is amortized over the options' vesting periods.

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

The following table summarizes the Company's stock option activity for the year ended October 31, 2004:

                                                        2004
                                               ------------------------
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

WARRANTS

At October 31, 2004 the Company had 966,668 "B" Warrants and 2,099,999 "A" Warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:


                                          Exercise
  Warrant             Number of           Price Per           Expiration
   Class              Warrants             Warrant               Date
------------        ------------       ------------          ------------
     B                  386,668             $ 0.24                9/9/06
     B                  193,333             $ 0.24               9/29/06
     B                  193,333             $ 0.24              10/15/06
     B                  193,334             $ 0.24              10/22/06
                    ------------
 Subtotal               966,668

     A                   55,555             $ 0.60               4/14/07
     A                  444,444             $ 0.60               4/19/07
     A                  100,000             $ 0.60               4/19/07
     A                  100,000             $ 0.60               4/23/07
     A                  100,000             $ 0.60               4/29/07
     A                  100,000             $ 0.60               4/29/07
     A                  100,000             $ 0.60               4/29/07
     A                  100,000             $ 0.60                5/7/07
     A                  200,000             $ 0.60               5/10/07
     A                  100,000             $ 0.60               5/11/07
     A                  100,000             $ 0.60               5/12/07
     A                  100,000             $ 0.60               5/17/07
     A                   11,000             $ 0.60               5/24/07
     A                  100,000             $ 0.60               5/24/07
     A                  200,000             $ 0.60                6/2/07
     A                  100,000             $ 0.60               6/16/07
     A                   89,000             $ 0.60               6/17/07
                  --------------
Subtotal              2,099,999
                  --------------
Total                 3,066,667
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

The Company has adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, as well as SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence (VSOE) of fair value. Software license revenue allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established. Maintenance and support revenue is recognized ratably over the maintenance term. First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

United States Corporation Income Taxes

-------------------------- ---------- ---------------- -- ----------------------
Year of Loss                               Amount         Expiration Date
-------------------------- ---------- ---------------- -- ----------------------
October 31, 2004                            $901,,320     October 31, 2024
-------------------------- ---------- ---------------- -- ----------------------
October 31, 2003                               68,638     October 31, 2023
-------------------------- ---------- ---------------- -- ----------------------
December 31, 2002                              10,534     December 31, 2022
-------------------------- ---------- ---------------- -- ----------------------
December 31, 2001                             181,335     December 31, 2021
-------------------------- ---------- ---------------- -- ----------------------
December 31, 2000                              88,027     December 31, 2020
-------------------------- ---------- ---------------- -- ----------------------
December 31, 1999                              18,936     December 31, 2019
-------------------------- ---------- ---------------- -- ----------------------
                                           $1,268,790
-------------------------- ---------- ================ -- ----------------------

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

Canadian Income Taxes (Stated in CDN$)

-------------------------- ---------- ---------------- -- ----------------------
Year of Loss                               Amount         Expiration Date
-------------------------- ---------- ---------------- -- ----------------------
October 31, 2004                             $102,989     October 31, 2011
-------------------------- ---------- ---------------- -- ----------------------
October 31, 2003                                5,322     October 31, 2010
-------------------------- ---------- ---------------- -- ----------------------
October 31, 2002                              350,910     October 31, 2009
-------------------------- ---------- ---------------- -- ----------------------
October 31, 2001                               24,879     October 31, 2008
-------------------------- ---------- ---------------- -- ----------------------
                                             $484,100
-------------------------- ---------- ================ -- ----------------------

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

RESULTS OF OPERATIONS

THREE AND TWELVE MONTHS ENDED OCTOBER 31, 2004 AND 2003
REVENUE

During the three and twelve months ended October 31, 2004 the Company had revenue of $1,131,848 and $2,552,739, respectively compared with $652,336 for the twelve months ended October 31, 2003. The increase in net sales was the result of the acquisition of Superclick Networks, Inc., the validation of the Company's products and the subsequent demand from customers. We completed several major contracts in 2004 that were not in place in 2003.

GROSS PROFIT

Gross profit for 2004 increased to approximately $710,008 representing 28% of revenue. Improvement in gross profit is possible through development of better buying channel partnerships. Most externally purchased networking equipment is acquired from resellers whose markup may be recovered if the Company establishes distribution channel partnerships.

SELLING, GENERAL AND ADMINISTRATIVE

For the three and twelve months ended October 31, 2004, general and administrative expense was $425,793 and $1,635,922, respectively compared with $461,274 for the year ended October 31, 2003. The increase was the result of the acquisition of Superclick Networks, Inc. and increase in operating expenses related therein.

Net loss for the three and twelve months ended October 31, 2004 was $381,505 and $979,395, respectively compared to a net loss of $74,819 for the year ended October 31, 2003, respectively. The increase in net losses was the result of the acquisition of Superclick Networks, Inc.

RESEARCH AND DEVELOPMENT

For the three and twelve months ended October 31, 2004 research and development expense was $135,075 and $136,610, respectively and $23,004 for the twelve months ended October 31, 2003. The increase in research and development expense in 2004 from 2003 is attributable to the ongoing development and enhancement of the Company's products to meet evolving customer and market demands.

FINANCIAL CONDITION

From inception to October 31, 2004, we incurred an accumulated deficit of $1,356,275, and we expect to incur additional losses for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the operating subsidiary.

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

THE COMPANY'S LIQUIDITY PLAN

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. Net earnings (loss) for the year ended October 31, 2004 were $(979,395), while cash flows from operations for the period were $(848,246). The loss of $979,395 was increased by a $304,823 reduction in working capital offset by non-cash expenses of $435,972, primarily related to the issuance of stock options to the Company's employees and directors.

For the year ended in 2004, the Company raised $1.4 million from the sale of common stock, most of which was received in the second and third quarter.

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

Our independent registered public accountants, Bedinger and Company have indicated that, based on the Company's financial statements, the Company will continue as a going concern. Moreover, Bedinger and Company has noted that the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.

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

Operating lease obligations: Operating lease obligations consist of office rental commitment for the Company's offices in Montreal, Quebec, Canada. On October 1, 2004 the Company began a lease for office space in Montreal. The lease extends through September 30, 2009 at a rate of $4,082 per month.
The Company leases one automobile for use in its Montreal personnel and US employees while at the Montreal facility. The Company has also entered into non-cancelable operating leases for office equipment, computers, and the aforementioned vehicle at monthly payments of $634. At October 31, 2004, our contractual obligations under these leases and other commitments were as follows:

              ---------------------------------- ---------
              Year Ended October 31,
              ---------------------------------- ---------
              2005                               59,872
              2006                               55,484
              2007                               55,011
              2008                               52,937
              2009                               48,525
                                                 ------
                                               $271,829


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

                        ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company's Acting President and Acting Chief Financial Officer (who is the principal accounting officer), both of whom were appointed in the interim capacity in April, 2005, to evaluate the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, it was determined that our internal controls over the revenue recognition of our accounting staff with respect to revenue recognition in conjunction with service contract revenue was deficient. Specifically, the deferral and amortization over the life of a contract was not performed. In addition, we identified that certain issued and outstanding options that permit "cashless exercise" should be subject to variable plan accounting treatment under applicable accounting standards. Accordingly, previously unrecognized compensation expense needed to be recognized as compensation expense in our previously issued financial statements under the Financial Accounting Standards Board's Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (Issue Date 3/00).See Note H to Notes to Financial Statements commencing at Page F-24 of this report.

Our interim President and Principal Financial Officer have also identified certain additional deficiencies, including a lack of an appropriately rigorous system of policies and procedures for the internal review of financial reports, including inadequate staffing, training and expertise and improper accounting procedures for grants with "cashless exercise" provisions per Financial Accounting Standards Board's Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25". Our independent registered public accountants, Bedinger and Company have indicated that they considered these deficiencies to be material weaknesses as that term is defined under standards established by the Public Company Accounting Oversight Board (United States). These material weaknesses included the following: the ineffectiveness of a rule compliance checking procedure for SEC filings.

In light of the need for a restatement and the material weaknesses in our internal controls, commencing in the third quarter of our 2005 fiscal year, we are beginning to undertake a review of our disclosure, financial information and internal controls and procedures. This review will include our efforts by our management and directors, as well as the use of additional outside resources. We are committed to addressing our control environment and reporting procedures.

Our management, including our interim Chief Executive Officer and Interim Principal Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address any deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation of a cost-effective control system, misstatements due to error and fraud may occur and not be detected.

(b) Changes in internal controls

Subsequent to the date of the evaluation referenced above, the Company recognized certain material weaknesses in its internal controls and procedures:

      o Lack of appropriately rigorous system of policies and procedures for the internal review of financial reports, including inadequate staffing, training and expertise.

      o Improper accounting procedures for grants with "cashless" exercise provisions for Financial Accounting Standards Board's Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25".

We have rescinded our cashless exercise provision for all outstanding option grants pursuant to a resolution adopted by the Board of Directors of the Company on June 1, 2005. Thus we expect that variable accounting will no longer be required after the end of the Company's fiscal quarter ended July 31, 2005.


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


                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------
                                                                     Long-Term
                                                                   Compensation       All Other
                                                                      Awards        Compensation
---------------------------------------------------------------------------------------------------
                                                                                     Securities
                                                                   Other Annual      Underlying
Name and Principle Position      Year  Salary (US$)  Bonus (US$)   Compensation    Options/Sars (#)
---------------------------------------------------------------------------------------------------
John Glazik                      2004    $90,000       $10,000       ---  884,784       ---
Chief Executive Officer and      2003      ---           ---         ---    ---         ---
President                        2002      ---           ---         ---    ---         ---
---------------------------------------------------------------------------------------------------
Claude Smith                     2004    $75,000         ---         ---  300,000       ---
Chief Financial Officer          2003      ---           ---         ---    ---         ---
                                 2002      ---           ---         ---    ---         ---
---------------------------------------------------------------------------------------------------
Sandro Natale                    2004    $75,000         ---         ---    ---         ---
VP Sales                         2003    $42,000         ---         ---    ---         ---
                                 2002    $26,000         ---         ---    ---         ---
---------------------------------------------------------------------------------------------------


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

The Company has recorded compensation expense of $134,822 through October 31, 2004 as the option's prices were less than the fair market value of the Company's stock on the award dates. The compensation amount is amortized over the options' vesting periods.

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

                         OPTION GRANTS IN LAST FISCAL YEAR
                         INDIVIDUAL GRANTS
                         -------------------------------------------------------
       NAME              NUMBER OF
                         SECURITIES %    % OF
                         OF              TOTAL
                         UNDERLYING      OPTIONS        EXERCISE OR
                         OPTIONS         GRANTED TO     BASE PRICE    EXPIRATION
                         GRANTED (#)     EMPLOYEES      ($/SH)        DATE
       --------------------------------- -------------- ------------------------
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

Name                                Shares Beneficially
                                            Owned          Percent of Class
---------------------------------------------------------------------------
Robert G. MacFarlane...............      3,630,611               14.4%
Sandro Natale......................      3,526,100               14.0%
John Glazik........................        368,660                1.4%
Claude Smith.......................         50,000                  *
Todd M. Pitcher....................         53,571                  *
Hugh Renfro........................         53,571                  *
Jacobo Melcer......................         53,571                  *
Steve Montague                              53,571                  *
George Vesnaver....................         23,100                  *
All directors and
officers as a group................      7,812,755                 31%

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

* Previously filed

31.1     Rule 13a-15(e)/15d-15(e) Certification

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


Date:  June 8, 2005                          Superclick, Inc.


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


SIGNATURE                     TITLE                                 DATE
---------                     -----                                 ----

/s/  Sandro Natale            Interim Chief Executive Officer       June 8, 2005
-----------------------
Sandro Natale

/s/ Todd M. Pitcher           Interim Chief Financial Officer       June 8, 2005
-----------------------       and Principle Accounting Officer
Todd M. Pitcher


BOARD OF DIRECTORS

/s/ Todd M. Pitcher           Chairman                              June 8, 2005
-----------------------
Todd M. Pitcher

/s/ Sandro Natale             Director                              June 8, 2005
-----------------------
Sandro Natale

/s/Jacobo Melcer              Director                              June 8, 2005
-----------------------
Jacobo Melcer

/s/ Robert MacFarlane         Director                              June 8, 2005
-----------------------
Robert MacFarlane

/s/ Hugh Renfro               Director                              June 8, 2005
-----------------------
Hugh Renfro

/s/ George Vesnaver           Director                              June 8, 2005
-----------------------
George Vesnaver

/s/ Paul Gulyas               Director                              June 8, 2005
----------------------
Paul Gulyas

                                SUPERCLICK, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS
                                   (RESTATED)

                      YEARS ENDED OCTOBER 31, 2004 AND 2003
                       AND FOR THE PERIOD AUGUST 24, 2000
                      (INCEPTION OF THE DEVELOPMENT STAGE)
                               TO OCTOBER 31, 2004

                                    CONTENTS


                                                                            PAGE


Report of Independent Registered Public Accounting Firm................... F-1-2

FINANCIAL STATEMENTS

   Consolidated Balance Sheet ............................................. F-3

   Consolidated Statements of Operations and Accumulated Deficit........... F-4

   Consolidated Statements of Stockholders' Equity ........................ F-5

   Consolidated Statements of Comprehensive Income (Loss) ................. F-6

   Consolidated Statements of Cash Flows .................................. F-7

   Supplemental Schedule of Non-Cash Investing and Financing Activities.... F-8

   Notes to the Financial Statements .................................... F-9-39

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


                                                   Bedinger & Company
                                                   Certified Public Accountants
                                                   Concord, California
                                                   December 16, 2004
                                                   (Except for Note M, which is
                                                   dated May 20, 2005)

SUPERCLICK, INC.
(A Development Stage Company)
October 31, 2004 (Restated)
--------------------------------------------------------------------------------

                                                                     October 31,
                                   ASSETS                               2004
                                                                    -----------
                                                                     (Restated)
CURRENT ASSETS
      Cash                                                          $   475,479
      Accounts receivable                                             1,048,483
      R&D Tax credits receivable                                         82,329
      Sales Tax refund receivable                                        51,190
      Inventory (Note B)                                                373,723
      Prepaid expenses                                                   24,027
                                                                    -----------
          TOTAL CURRENT ASSETS                                        2,055,231

Fixed assets (Note B)
      Cost                                                              211,561
      Accumulated Depreciation                                          (58,525)
                                                                    -----------
      Net                                                               153,036

Deferred Tax Benefit (Note D)                                            35,432
                                                                    -----------
          TOTAL ASSETS                                              $ 2,243,699
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                              $   761,965
      Accounts payable-related parties                                   52,885
      Accrued payroll                                                    12,223
      Accrued other                                                       3,277
      Deferred revenue                                                  515,194
                                                                    -----------
          TOTAL CURRENT LIABILITIES                                   1,345,544
                                                                    -----------

COMMITMENTS (Note I)

STOCKHOLDERS' EQUITY (Note E)
      Preferred stock, par value $.0001; 20,000,000
        shares authorized; 0 issued and outstanding                          --
      Common stock, par value $.0006, 121,000,000 shares
        authorized; issued and outstanding 24,197,002 at
        October 31, 2004                                                 14,518
      Common stock subscribed                                           232,000
      Additional paid-in capital                                      1,990,268
      Deficit accumulated during the development stage               (1,356,275)
      Accumulated other comprehensive gain (loss)
        (Cumulative translation adjustment)                              17,644
                                                                    -----------
          TOTAL STOCKHOLDERS' EQUITY                                    898,155
                                                                    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 2,243,699
                                                                    ===========

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended October 31, 2004, 2003 and
The Period August 24, 2000 (Date of Inception) to October 31, 2004 (Restated)
--------------------------------------------------------------------------------

                                                                                   August 24, 2000
                                                         Year Ended October 31,     (Inception) to
                                                         2004            2003      October 31, 2004
                                                      (Restated)      (Restated)      (Restated)
                                                     ------------    ------------    ------------
Revenue
     Net Sales                                       $  2,331,811    $    638,222    $  3,072,793
     Services                                             220,928          14,114         238,556
     Cost of goods sold                                 1,842,731    $    478,763       2,401,553
                                                     ------------    ------------    ------------
     Gross profit                                         710,008         173,573         909,796

Costs and Expenses
     Bank charges                                           4,959             809           5,768
     Communication                                         25,652           7,119          37,290
     Consulting fees                                       60,527          21,357          90,303
     Meals and entertainment                               15,762           4,067          21,052
     Depreciation and amortization                         17,045          27,414          75,266
     Marketing and promotion                               25,984          16,490          42,474
     Office                                               195,245          32,002         239,526
     Professional fees                                    225,931          49,833         298,242
     Investor relations                                   116,531              --         116,531
     Salaries and wages                                   584,400         217,131         942,815
     Employee benefits                                     16,947           8,605          31,703
     Travel                                                94,082          53,393         181,527
     Tax and licenses                                      18,236          11,592          29,828
     Research and development                             136,610          23,004         313,843
     Directors compensation                               197,154              --         197,154
     Bad debt expense                                      32,000              --          32,000
     Other                                                  3,355              --           4,298
     Interest expense                                       2,112          11,462          18,005
                                                     ------------    ------------    ------------
     Total Costs and Expenses                           1,772,532         484,278       2,677,625
                                                     ------------    ------------    ------------
(Loss) from Operations                                 (1,062,524)       (310,705)     (1,767,829)

Gain on forgiveness of debt                                               169,441         169,441
                                                     ------------    ------------    ------------
Earnings (loss) before income taxes                  $ (1,062,524)   $   (141,264)   $ (1,598,388)

Provision (Benefit) for income taxes                      (83,129)        (66,445)       (242,113)
                                                     ------------    ------------    ------------
NET EARNINGS (LOSS)                                  $   (979,395)   $    (74,819)   $ (1,356,275)
                                                     ============    ============    ============
     Net (loss) per common share Basic and diluted   $     (0.045)   $     (0.005)
                                                     ============    ============
     Weighted average common shares outstanding
     Basic and diluted                                 21,702,313      14,339,439

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

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statement of Stockholder's Equity
For the Period August 24, 2000 (Date of Inception) to October 31, 2004
(Restated)
--------------------------------------------------------------------------------



                                          Preferred Stock                Common Stock                                Additional
                                             Number of                     Number of                                  Paid-in
                                              Shares        Amount          Shares       Amount      Subscribed       Capital
                                             ---------     --------      -----------    --------     ----------      ----------
BALANCES August 24, 2000                     $       -     $      -                -           -              -               -
Shares issued during the period                                           10,000,000       6,000                         (5,991)
Net loss
                                             ---------     --------      -----------    --------     ----------      ----------
BALANCES October 31, 2001                            -            -       10,000,000       6,000                         (5,991)

Issuance of preferred stock for debt            25,882      169,440
Issuance of common stock for cash                                          3,333,300       2,000                        211,882
Issuance of common stock for services            3,333                       341,900         205                           (205)
Foreign Currency Translation Adjustment
Net loss
                                             ---------     --------      -----------    --------     ----------      ----------
BALANCES October 31, 2002                       29,215      169,440       13,675,200       8,205                        205,686

Shares issued during the period
     Shares issued for services                                              350,600         210                          8,764
     Shares Issued for Superclick
       Networks acquisition (Note J)                                       5,516,667       3,310                        125,145
     Preferred shares converted to debt        (29,215)    (169,440)
Foreign Currency Translation Adjustment
Net (loss profit
                                             ---------     --------      -----------    --------     ----------      ----------
BALANCES October 31, 2003                            -            -       19,542,467      11,725                        339,595

Shares issued during the period
     Shares issued for cash
        (range $0.18-$0.45 per share)                                      4,033,329       2,420                      1,201,070
     Shares issued for services                                              621,206         373                        314,781
     Stock options granted                                                                     -                        134,822
     Stock subscribed                                                                                   232,000
Foreign Currency Transalation Adjustment
Net loss
                                             ---------     --------      -----------    --------     ----------      ----------
BALANCES October 31, 2004                            -            -       24,197,002    $ 14,518      $ 232,000      $1,990,268
                                             =========     ========      ===========    ========     ==========      ==========

                                             Deficit
                                           Accumulated         Accumulated
                                            during the            Other               Total
                                          Developmental       Comprehensive       Stockholders'
                                              Stage           Income (loss)          Equity
                                          --------------      --------------      -------------
BALANCES August 24, 2000                               -                                      -
Shares issued during the period                                                               9
Net loss                                         (67,679)                               (67,679)
                                          --------------      --------------      -------------
BALANCES October 31, 2001                        (67,679)                  -            (67,670)

Issuance of preferred stock for debt                                                    169,440
Issuance of common stock for cash                                                       213,882
Issuance of common stock for services                                                         -
Foreign Currency Translation Adjustment                               (4,918)            (4,918)
Net loss                                        (234,382)                              (234,382)
                                          --------------      --------------      -------------
BALANCES October 31, 2002                       (302,061)             (4,918)            76,352

Shares issued during the period
     Shares issued for services                                                           8,974
     Shares Issued for Superclick
       Networks acquisition (Note J)                                                    128,455
     Preferred shares converted to debt                                                (169,440)
Foreign Currency Translation Adjustment                               (2,558)            (2,558)
Net (loss profit                                (74,819)                               (74,819)
                                          --------------      --------------      -------------
BALANCES October 31, 2003                       (376,880)             (7,476)           (33,036)

Shares issued during the period
     Shares issued for cash
        (range $0.18-$0.45 per share)                                                 1,203,490
     Shares issued for services                                                         315,154
     Stock options granted                                                              134,822
     Stock subscribed                                                                   232,000
Foreign Currency Transalation Adjustment                              25,120             25,120
Net loss                                        (979,395)                              (979,395)
                                          --------------      --------------      -------------
BALANCES October 31, 2004                   $ (1,356,275)           $ 17,644          $ 898,155
                                          ==============      ==============      =============

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended October 31, 2004 and 2003 and
The Period August 24, 2000 (Date of Inception) to October 31, 2004
(Restated)
--------------------------------------------------------------------------------

                                                                              August 24, 2000
                                                                               (Inception) to
                                                  Year Ended October 31,         October 31,
                                              ----------------------------    ---------------
                                                  2004             2003             2004
                                              -----------      -----------      -----------
Net Earnings (Loss)                           $  (979,395)     $   (74,819)     $(1,356,275)

Other Comprehensive Income (Loss)

  Foreign Currency Translation Adjustment          25,120           (2,558)          17,644
                                              -----------      -----------      -----------

Net Comprehensive (Loss)                      $  (954,275)     $   (77,377)     $(1,338,631)
                                              ===========      ===========      ===========

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2004 and 2003,  and
The Period August 24, 2000 (Date of Inception) to October 31, 2004 (Restated)
--------------------------------------------------------------------------------

                                                                                      August 24, 2000
                                                                                       (Inception) to
                                                          Year Ended October 31,         October 31,
                                                       -----------    -----------     ---------------
                                                           2004           2003              2004
                                                       -----------    -----------       -----------
                                                        (Restated)     (Restated)        (Restated)
                                                       -----------    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Earnings (loss)                              $  (979,395)   $   (74,819)      $(1,356,275)
      Adjustments to reconcile net loss
       to net cash used by operating activities:
          Depreciation                                      17,045         27,414            58,525
          Amortization                                                     13,993                --
          Compensation expense on intrinsic
             value of options issued                       134,822                          134,822
          Stock issued for services                        315,154          8,974           324,128
          Stock converted to debt                                        (169,440)               --
          Deferred tax benefit                             (35,432)                         (35,432)
          Abandonment of furniture                                                               --
          and equipment                                      4,383                            4,383
CHANGES IN CURRENT ASSETS AND CURRENT
      LIABILITIES: (Net of effect of acquisition)
      (Increase) decrease in current liabilities:
          Accounts receivable                           (1,023,546)       (74,247)       (1,099,673)
          Other receivables                                  1,401         30,544           (82,329)
          Prepaid expenses                                 (15,117)          (117)          (24,027)
          Inventory                                       (350,974)        (6,218)         (373,723)
      Increase (decrease) in current liabilities:
          Accounts payable and accrued expenses            616,385        106,165           814,850
          Accrued Payroll                                  (43,414)        36,641            12,223
          Accrued other                                     (4,752)         5,611             3,277
          Deferred revenue                                 515,194        515,194
                                                       -----------    -----------       -----------
          NET CASH USED FOR OPERATING ACTIVITIES          (848,246)       (95,499)       (1,104,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Stock issued for acquisition of subsidiary            --        128,455           128,455
          Acquisition of furniture and equipment          (133,288)       (25,591)         (215,944)
                                                       -----------    -----------       -----------
          NET CASH USED FOR INVESTING ACTIVITIES          (133,288)       102,864           (87,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                           1,435,490             --         1,649,381
          Related party loan                               (22,920)        (9,119)               --
                                                       -----------    -----------       -----------
          NET CASH PROVIDED  BY FINANCING ACTIVITIES     1,412,570         (9,119)        1,649,381

      EFFECT OF EXCHANGE RATE CHANGES ON CASH               25,120         (2,558)           17,644

NET INCREASE IN CASH                                       456,156         (4,312)          475,479

CASH, beginning of period                                   19,323         23,635                --
CASH acquired                                                   --             --                --
                                                       -----------    -----------       -----------
CASH, end of period                                    $   475,479    $    19,323       $   475,479
                                                       ===========    ===========       ===========
      Taxes paid                                       $       800    $        --       $       800
      Interest paid                                    $     2,112    $       232       $     2,344
Other non-cash investing and financing activities:
      Shares issued for services                       $   315,154    $     8,974       $   324,128
      Shares issued for acquisition                                   $   128,455       $   128,455
      Shares issued/(converted) to debt                               $  (169,440)      $        --

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
                                                         =========

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

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

Superclick Networks, Inc. (hereinafter referred to as the Parent and/or Company) was organized on August 24, 2000, in Montreal, Quebec, Canada. For purposes of our reverse merger acquisition, the date of inception is considered to be August 24, 2000 for the purpose of financial reporting. The Company is in the business of providing and installing broadband high speed Internet connection equipment in hotels on a worldwide basis. The Company has developed a modem access solution that is compatible with any Internet ready computer and requires no special configuration or access numbers, using the existing wiring and allowing for monitoring for Internet usage.

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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


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

The Company has adopted  Statement  of  Position  (SOP) 97-2,  Software  Revenue
Recognition, as well as SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence (VSOE) of fair value. Software license revenue allocated to a

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established. Maintenance and support revenue is recognized ratably over the maintenance term. First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Loss per common share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the "treasury stock"method and convertible securities using the "if-converted" method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss per share as the affect would be anti-dilutive.

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


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

Intangible assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                               October 31, 2004
                                               ----------------
                          Gross Intangible       Accumulated                Net
                               Assets            Amortization         Intangible Assets
                        --------------------------------------------- ------------------
Other intangibles               500                   500                     0
                        --------------------------------------------- ------------------

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


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

          Computer equipment                              $ 89,685
          Inventory in transit                             295,059
          Provision for losses                             (11,021)
                                                        -----------
                                                          $373,723
                                                        ===========

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2004 consisted of the following:

                    Furniture and Fixtures                 $  94,075
                    Computer hardware                         76,654
                    Computer software                            863
                    Leasehold Improvements                    21,332
                    Mold & Dye                                18,637
                                                          -----------
                                                           $ 211,561
                    Less:  Accumulated Depreciation          (58,525)
                                                          -----------
                                                           $ 153,036
                                                          ===========


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

                     United States Corporation Income Taxes

             Year of Loss             Amount              Expiration Date
         -------------------       ------------          -----------------
           October 31, 2004           $901,320            October 31, 2024
           October 31, 2003             68,638            October 31, 2023
          December 31, 2002             10,534           December 31, 2022
          December 31, 2001            181,335           December 31, 2021
          December 31, 2000             88,027           December 31, 2020
          December 31, 1999             18,936           December 31, 2019
                                   ------------
                                    $1,268,790
                                   ============

The expiration dates for U.S. net operating losses (NOL) may be extendable under
Section 381 of the U.S. Internal Revenue Code.

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


NOTE D - NET OPERATING LOSS CARRY FORWARD (Continued)

                      Canadian Income Taxes (Stated in CAD)

             Year of Loss             Amount              Expiration Date
          ------------------       ------------           ----------------
           October 31, 2004          $ 102,989            October 31, 2011
           October 31, 2003              5,322            October 31, 2010
           October 31, 2002            350,910            October 31, 2009
           October 31, 2001             24,879            October 31, 2008
                                   ------------
                                     $ 484,100
                                   ============

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

NOTE F - PREFERRED AND COMMON STOCK

The  Company  retroactively   affected  a  1  to  100  common  stock  split  and
retroactively assigned $0.0006 par value to common stock where no value had been

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


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


NOTE G - WARRANTS

At October 31, 2004 the Company had  966,668  "B"  Warrants  and  2,099,999  "A"
Warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


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

The following table summarizes the Company's stock option activity for the year ended October 31:

                                                  2004
                                  -----------------------------------
                                                     Weighted Average
                                      Shares          Exercise Price
                                   ------------         -----------
Outstanding at
beginning of period                          --          $      --

Granted                               1,904,784               0.51

Forfeited                                    --                 --
                                   ------------         -----------
Outstanding at
end of year                           1,904,784          $    0.52
                                   ============         ===========

Options exerciseable
at year end                             390,562
                                   ============

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


NOTE H - STOCK INCENTIVE PLANS (Continued)


The following table summarizes information about the Company's stock options outstanding at October 31, 2004:

                            Options Outstanding                    Options Exercisable
                -------------------------------------------     ------------------------
                     Number          Weighted      Weighted                    Weighted
  Range of        Outstanding         Average      Average                      Average
  Exercise       At October 31,    Contractural    Exercise        Number      Exercise
   Prices             2004         Life (years)     Price       Outstanding      Price
------------    ---------------    ------------    --------     -----------    ---------
$0.5 - $0.65       1,904,784           1.51         $ 0.52        390,562        $ 0.51
                ---------------    ------------    --------     -----------    ---------
Total              1,904,784           1.51         $ 0.52        390,562        $ 0.51
                ===============    ============    ========     ===========    =========


The Company accounts for stock options utilizing the intrinsic value method for variable awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the end of each reporting period over the amount an employee must pay to acquire the stock, amortized over the vesting period. The Company recognized compensation expense of $134,822 in fiscal 2004.

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the year ended October 31, 2004 would have been:

                                                             Year Ended
                                                          October 31, 2004

                 Net loss as reported                         $  (979,395)
                 Pro forma                                    $(1,045,067)
                 Net loss per share, as reported                   $(.045)
                 Pro forma                                         $(.048)

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


NOTE H - STOCK INCENTIVE PLANS (Continued)

The weighted average fair value of options granted during 2004 was $0.55 per share. The fair value of each option granted in 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       2004
                                                       ----
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

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


NOTE I - RELATED PARTY TRANSACTIONS (Continued)

During the year ended October 31, 2004, SNI had sales of approximately $570,000 to a company whose IT Director also served as a member of the Board of Directors of the Company during the fiscal year.

During the year ended October 31, 2003, and prior to the acquisition, three shareholders of Superclick Networks, Inc. (SNI) converted preferred shares of SNI into debt and then cancelled the debt. SNI recognized a gain of $169,441 on the loan forgiveness

In 2001 and 2002, the Company borrowed $34,863 from the previous Chief Executive Officer of the Company. In December 2002, the loan was forgiven and a gain was recognized for $38,864, including the loan of $34,863 and accrued interest of $4,001.

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

                   Year Ended October 31,
                                    2005                59,872
                                    2006                55,484
                                    2007                55,011
                                    2008                52,937
                                    2009                48,525
                                                     ---------
                                                      $271,829
                                                     =========

The Company incurred $20,234 and $0 in rent expense during the year ended October 31, 2004 and the date of acquisition through October 31, 2003, respectively.

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


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

The summarized assets and liabilities of the purchased company on October 8, 2003 were as follows:

                Cash                                     $    3,667
                Other current assets                          2,456
                                                        ------------
                                                         $    6,123
                                                        ============
                Current liabilities                          31,108
                Note (receivable) from parent             (130,000)
                Total stockholders' equity                  105,015
                                                        ============
                                                         $    6,123
                                                        ============

The following summarized consolidated pro forma (unaudited) information assumes the acquisition occurred on November 1, 2002 and November 1, 2001:

                                            2003              2002
                                       -------------    --------------
Net Sales                               $   652,336       $   151,744
                                       =============    ==============
Net Income (loss) from operations        ($311,666)        ($163,773)
                                       =============    ==============

Other income (expense)                  $   208,305                --
                                       =============    ==============

Net Income (loss)                        ($103,361)        ($163,773)
                                       =============    ==============

Earnings (loss) per share:
Basic and diluted                          ($0.005)          ($0.009)
                                       =============    ==============


Other income of $208,305 represents the forgiveness of loans by certain related parties.

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


NOTE K - ACQUISITION OF SUPERCLICK, INC. (Continued)

The separate financial statements of Superclick, Inc. (formerly Grand Prix Sports, Inc.), in U.S. dollars, are as follows:

                                           October 31,      December 31,
                                           -----------      -----------
                                               2003             2002
                                           -----------      -----------
Cash                                       $     3,667      $     1,376
Accounts receivable
R&D tax credits receivable
Inventories
Prepaid expenses                                 2,456
                                           -----------      -----------

Total current assets                       $     6,123      $     1,376

Property and equipment (net)
Intangible asset (net)                               0                0
                                           -----------      -----------
Total assets                               $   245,892      $   238,980
                                           ===========      ===========

Accounts payable                           $    31,108      $    31,723
                                           -----------      -----------

Total Liabilities                          $    31,108      $    31,723

Common stock                                     3,310            1,800

Additional paid-in-capital                     469,175          266,685

Retained earnings (deficit)                   (497,470)        (298,832)
                                           -----------      -----------

Total equity                               $   (24,985)     ($   30,347)
                                           -----------      -----------
Total liabilities and equity               $     6,123      $     1,376
                                           ===========      ===========

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


NOTE K - ACQUISITION OF SUPERCLICK, INC. (Continued)

Statements of Income and retained earnings for the ten months ended October 31, 2003 and the year ended December 31, 2002:

                                            Ten Months Ended     Year Ended
                                               October 31,      December 31,
                                               -----------      -----------
                                                   2003              2002
                                               -----------      -----------
Revenue:
     Income from sale of investment            $         0      $    70,000
                                               -----------      -----------
      Total Revenue                                                  70,000

Cost and Expenses:

     General and administrative expense             68,638          115,811
     Research and development
     Depreciation and amortization                                      142
     Interest                                                         3,445
                                               -----------      -----------

     Total costs and expenses                       68,638          119,398

Income (loss) from operations                      (68,638)         (49,398)

Other income (expense)
     Gain (loss) on cancellation of debt          (130,000)          38,864
                                               -----------      -----------

Earnings (loss) before income taxes               (198,638)         (10,534)

     Provision (Benefit) for income taxes               (0)              (0)
                                               -----------      -----------

          Net earnings (loss)                     (198,638)         (10,534)

Accumulated Deficit, beginning of year            (298,832         (288,298)
                                               -----------      -----------
Accumulated Deficit, end of year               $  (497,470)     $  (298,832)
                                               ===========      ===========

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


NOTE K - ACQUISITION OF SUPERCLICK, INC. (Continued)

Statements of cash flows for the ten months ended October 31, 2003 and the year ended December 31, 2002:

                                                  Ten Months Ended   Year Ended
                                                     October 31,    December 31,
                                                     -----------    -----------
                                                         2003           2002
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net gain (loss)                                 ($  183,638)   ($   10,534)
     Adjustments to reconcile net loss
     to net cash used by operating activities:
     Depreciation and amortization                             0            142

     Loan forgiveness                                    130,000             --

CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES

(Increase) decrease in current assets:
     Accounts receivable
     R&D tax credits receivable
     Prepaid expenses                                     (2,456)
     Inventory
Increase (decrease) in current liabilities:

 Accounts payable and accrued expenses                      (615)       (25,649)
                                                     -----------    -----------
NET CASH USED FOR OPERATING ACTIVITIES                   (56,709)       (36,041)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Superclick Networks, Inc.           (145,000)            (0)
                                                     -----------    -----------
NET CASH USED FOR INVESTING ACTIVITIES                  (145,000)            (0)
                                                     -----------    -----------

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


NOTE K - ACQUISITION OF SUPERCLICK, INC. (Continued)

                                            Ten Months Ended     Year Ended
                                               October 31,      December 31,
                                               -----------      -----------
                                                  2004               2003
                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                          204,000           64,985

     Related party loan                                             (30,780)
                                               -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          204,000           34,205
                                               -----------      -----------

NET INCREASE (DECREASE) IN CASH                      2,291           (1,836)

CASH, beginning of period                            1,376            3,212
                                               -----------      -----------
CASH, end of period                            $     3,667      $     1,376
                                               ===========      ===========


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

NOTE M - RESTATEMENT

The 10-KSB for Superclick, Inc. as of October 31, 2004 and 2003 and for the Period August 24, 2000 (Date of Inception) to October 31, 2004 has been restated. In March 2005, the Company was contacted by the Securities and Exchange Commission (SEC). In their letter dated, March 16, 2005 the SEC stated that "it appears that the acquisition of Superclick Networks, Inc. should have been accounted for as either a reverse acquisition or a recapitalization." In

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------


NOTE M - RESTATEMENT (Continued)

the reverse merger the accounting acquirer is Superclick Networks, Inc. and is to be treated as the continuing reporting entity with their historical financial statements being brought forward. The financial statements contained within this report have been restated to effect the Company's conclusion that the acquisition of Superclick Networks, Inc. should have been accounted for as a reverse merger.. Previously, the merger was accounted for a forward merger accounted for as a purchase wherein goodwill had been created.

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

In May 2005 the SEC gave further comments with regard to the financial statements for the years ended October 31, 2004 and 2003, as restated. In their letter dated, May 20, 2005 they inquired as to the Company's revenue recognition policy for revenue from installation of their systems, maintenance, continuing call center support, and improvements to the system. Furthermore, a loan which was forgiven by Superclick, Inc. to Superclick Networks, Inc. in 2003 had not been eliminated during consolidation when the financial statements were restated to reflect the reverse merger. Finally, the accounting for stock options with cashless warrants was identified as an area of question. Management determined the revenue previously recognized for maintenance and upgrades needed to be recognized over the life of the contract and thus deferred a portion of the unearned revenue for recognition in future periods. Management further determined the cashless warrant feature of the stock option plan created the need to track the options on the variable method not the fixed method. This increased the total expense for stock options for the year ended October 31, 2004. Finally, the loan forgiveness was erroneously included in other revenue and has since been eliminated in the consolidation.

The following information presents the impact of the reverse merger as discussed above, the restatement of stockholders' equity and the decrease in net loss due to the elimination of the write-down of goodwill, on the Company's financial information as originally reported for the year ended October 31, 2004:
Additionally, the restated financial statements reflect the deferral of revenue generated from maintenance and upgrade services based on contract period, the change in accounting for stock options from the fixed method to the variable method and the elimination of the loan forgiveness.

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
OCTOBER 31, 2004 (RESTATED)

                                                           October 31,    October 31,    October 31,
                             ASSETS                           2004           2004           2004
                                                           -----------    -----------    -----------
CURRENT ASSETS                                             (Previously     (Restated)    (Difference)
                                                             reported)
      Cash                                                 $   475,479    $   475,479    $        --
      Accounts receivable                                    1,048,483      1,048,483             --
      R&D Tax credits receivable                                82,329         82,329             --
      Sales Tax refund receivable                               51,190         51,190
      Inventory (Note B)                                       373,723        373,723             --
      Prepaid expenses                                          24,028         24,028             --
                                                           -----------    -----------    -----------
          TOTAL CURRENT ASSETS                               2,055,231      2,055,232             --
Fixed assets (Note B)
      Cost                                                     211,561        211,561             --
      Accumulated Depreciation                                 (58,525)       (58,525)            --
                                                           -----------    -----------    -----------
      Net                                                      153,036        153,036             --

Deferred Tax Benefit (Note D)                                   35,432         35,432             --

Goodwill (Note K)                                            1,218,606             --     (1,218,606)
                                                           -----------    -----------    -----------
          TOTAL ASSETS                                     $ 3,462,305    $ 2,243,700    $(1,218,606)

                                                           ===========    ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                     $   761,965    $   761,965    $        --
      Accounts payable-related parties                          52,885         52,885             --
      Accrued payroll                                           12,223         12,223             --
      Accrued other                                              3,277          3,277             --
      Deferred revenue                                         256,896        515,194        258,298
                                                           -----------    -----------    -----------
          TOTAL CURRENT LIABILITIES                          1,087,246      1,345,544             --
                                                           -----------    -----------    -----------
COMMITMENTS (Note I)

STOCKHOLDERS' EQUITY (Note E)
      Preferred stock, par value $.0001; 20,000,000
        shares authorized; 0 issued and outstanding                 --             --
      Common stock, par value $.0006, 121,000,000 shares
        authorized; issued and outstanding 24,197,002 at
        October 31, 2004                                        14,518         14,518             --
      Common stock subscribed                                  232,000        232,000             --
      Additional paid-in capital                             3,308,021      1,990,269     (1,317,752)
      Deficit accumulated during the development stage      (1,216,391)    (1,356,275)      (139,884)
      Accumulated other comprehensive gain (loss)
          (Cumulative translation adjustment)                   36,911         17,644        (19,267)
                                                           -----------    -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY                         2,375,059        898,156     (1,476,903)
                                                           -----------    -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 3,462,305    $ 2,243,700    $(1,476,903)
                                                           ===========    ===========    ===========

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Operations for the Year Ended October 31, 2004 and 2003, and and The Period August 24, 2000 (Date of Incep tion) to October 31, 2004 (Restatement)

                                                                                      Ten Months
                                        Year Ended     Year Ended      Year Ended       Ended           Year Ended     Year Ended
                                       October 31,    October 31,     October 31,     October 31,      October 31,    October 31,
                                      ---------------------------------------------------------------------------------------------
                                          2004           2004             2004              2004           2004           2004
                                      ---------------------------------------------- ----------------------------------------------
                                       (Previously     (Restated)     (Difference)     (Previously      (Restated)    (Difference)
                                        reported)                                       reported)
                                      ------------    ------------    ------------    ------------    ------------    ------------
Revenue
  Net Sales                           $  2,791,770    $  2,331,811    $   (459,959)   $      2,692    $    638,222    $    635,530
  Services                                      --         220,928         220,928          14,114          14,114         238,556
  Cost of goods sold                     1,842,731       1,842,731              --           3,023         478,763         475,740
                                      ------------    ------------    ------------    ------------    ------------    ------------
  Gross Profit                             949,039         710,008        (239,031)           (331)        173,573         173,904

Cost and Expenses
  Loss on equity method investment              --              --              --              --              --              --
  Bank charges                               4,959           4,959              --             417             809             392
  Communication                             25,652          25,652              --           4,032           7,119           3,087
  Consulting fees                           60,527          60,527              --           2,658          21,357          18,699
  Meals and entertainment                   15,762          15,762              --             156           4,067           3,911
  Depreciation and amortization             17,045          17,045              --           1,834          27,414          25,580
  Marketing and promotion                   25,984          25,984              --              --          16,490          16,490
  Office                                   195,245         195,245              --           5,638          32,002          26,364
  Director Compensation                    197,154         197,154              --              --              --              --
  Professional fees                        225,931         225,931              --          46,933          49,833           2,900
  Investor relations                       116,531         116,531              --           1,347              --           1,347)
  Loss due to license revisions                 --              --              --              --              --              --
  Other miscellaneous                        3,355           3,355              --              --              --              --
  Salary and wages                         536,053         584,400          48,347          32,220         217,131         184,911
  Employee benefits                         16,947          16,947              --              --           8,605           8,605
  Travel                                    94,082          94,082              --           8,059          53,393          45,334
  Taxes & Licenses                          18,236          18,236              --              --          11,592          11,592
  Research and development                 136,610         136,610              --          52,130          23,004         (29,126)
  Bad debt expense                          32,000          32,000              --              --              --              --
  Write down of intangible asset           136,000              --        (136,000)             --              --              --
  Interest expense                           2,112           2,112              --             232          11,462          11,230
                                      ------------    ------------    ------------    ------------    ------------    ------------
  Total Expenses                         1,860,185       1,772,532         (87,653)        155,656         484,278         328,622
                                      ------------    ------------    ------------    ------------    ------------    ------------
(Loss) from Operations                    (911,146)     (1,062,524)       (151,378)       (155,987)       (310,705)       (154,718)
Gain on sale of investment                      --              --              --              --              --              --
Gain on forgiveness of debt                     --              --              --              --         169,441         169,441
Earnings (Loss) before income taxes       (911,146)     (1,062,524)       (151,378)       (155,987)       (141,264)         14,723
Provision (benefit) for income taxes       (83,129)        (83,129)             --         (66,445)        (66,445)             --
NET EARNINGS (LOSS)                   $   (828,017)   $   (979,395)   $   (151,378)   $    (89,542)   $    (74,819)   $     14,723
                                      ============    ============    ============    ============    ============    ============
Net (Loss) per common share
Basic and diluted                     $     (0.038)   $     (0.045)   $     (0.007)   $     (0.020)   $     (0.005)   $      0.015
                                      ============    ============    ============    ============    ============    ============
Weighted average common shares
  outstanding Basic and diluted         21,702,313      21,702,313              --       4,426,537      14,339,439       9,912,902

                                         June 3, 1999    August 24, 2000   August 24, 2000
                                         (Inception) to    (Inception) to   (Inception) to
                                          October 31,       October 31,      October 31,
                                       ---------------------------------------------------
                                               2004           2004            2004
                                       ---------------------------------------------------
                                          (Previously      (Restated)     (Difference)
                                           reported)
                                          ------------    ------------    ------------
Revenue
  Net Sales                               $  2,794,462    $  3,072,793    $    278,331
  Services                                     238,556
  Cost of goods sold                         1,845,754       2,401,553         555,799
                                          ------------    ------------    ------------
  Gross Profit                                 948,708         909,796         (38,912)

Cost and Expenses
  Loss on equity method investment              90,000              --         (90,000)
  Bank charges                                   5,932           5,768            (164)
  Communication                                 37,888          37,290            (598)
  Consulting fees                               79,228          90,303          11,075
  Meals and entertainment                       51,461          21,052         (30,409)
  Depreciation and amortization                 25,002          75,266          50,264
  Marketing and promotion                       57,013          42,474         (14,539)
  Office                                       202,367         239,526          37,159
  Director Compensation                        197,154         197,154              --
  Professional fees                            440,240         298,242        (141,998)
  Investor relations                           145,261         116,531         (28,730)
  Loss due to license revisions                  4,639              --          (4,639)
  Other miscellaneous                            4,669           4,298            (371)
  Salary and wages                             568,273         942,815         374,542
  Employee benefits                             16,947          31,703          14,756
  Travel                                       125,342         181,527          56,185
  Taxes & Licenses                              19,036          29,828          10,792
  Research and development                     188,740         313,843         125,103
  Bad debt expense                              32,000          32,000              --
  Write down of intangible asset               136,000              --        -136,000
  Interest expense                               6,345          18,005          11,660
                                          ------------    ------------    ------------
  Total Expenses                             2,433,537       2,677,625         244,088
                                          ------------    ------------    ------------
(Loss) from Operations                      (1,484,829)     (1,767,829)       (283,000)
Gain on sale of investment                      80,000              --         (80,000)
Gain on forgiveness of debt                     38,864         169,441         130,577
Earnings (Loss) before income taxes         (1,365,965)     (1,598,388)       (232,423)
Provision (benefit) for income taxes          (149,574)       (242,113)        (92,539)
NET EARNINGS (LOSS)                       $ (1,216,391)   $ (1,356,275)   $   (139,884)
                                          ============    ============    ============
Net (Loss) per common share
Basic and diluted

Weighted average common shares
  outstanding Basic and diluted

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
OCTOBER 31, 2004 (RESTATED)
--------------------------------------------------------------------------------

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Stockholder's Equity
For the Period August 24, 2000 (Date of Inception) to October 31, 2004
--------------------------------------------------------------------------------

                                                            For the Period       For the Period      For the Period
                                                             July 1, 1999       August 24, 2000     August 24, 2000
                                                               (Date of             (Date of            (Date of
                                                            Inception) to        Inception) to       Inception) to
                                                             October 31,          October 31,         October 31,
                                                            --------------       --------------     ---------------
                                                                 2004                 2004                2004
                                                            --------------       --------------     ---------------
Common stock:
Shares issued for merger with Superclick Networks, Inc.
  Shares                                                       14,025,800           5,516,667          (8,509,133)
  Amount                                                     $      8,415        $      3,310        $     (5,105)
  Additional paid in capital                                 $  1,236,520        $    125,145        $ (1,111,375)
Shares issued for acquistion of Nordic
  Shares                                                          166,667                  --            (166,667)
  Amount                                                     $        100        $         --        $       (100)
  Additional paid in capital                                 $     89,900        $         --        $    (89,900)
Shares issued for license, net
  Shares                                                          416,666                  --            (416,666)
  Amount                                                     $        250        $         --        $       (250)
  Additional paid in capital                                 $      9,750        $         --        $     (9,750)
Shares issued for cash:
  Shares                                                        8,966,663           7,366,629          (1,600,034)
  Amount                                                     $      5,380        $      4,420        $       (960)
  Additional paid in capital                                 $  1,660,105        $  1,502,462        $   (157,643)
Shares issued for services:
  Shares                                                          621,206          11,313,706          10,692,500
  Amount                                                     $        373        $      6,788        $      6,415
  Additional paid in capital                                 $    314,781        $    317,349        $      2,568
Common stock subscribed                                      $    232,000        $    232,000        $         --
Stock options granted                                        $     86,475        $    134,822        $     48,347
Fees related to share issuance                               $    (89,510)       $    (89,510)       $         --
Foreign Currency Translation Adjustment                      $     36,911        $     17,644        $    (19,267)
Accumulated Deficit through October 31, 2004                 $ (1,216,391)       $ (1,356,275)       $   (139,884)
                                                             ------------        ------------        ------------
Total shareholders equity                                    $  2,375,059        $    898,155        $ (1,457,637)
                                                             ============        ============        ============
Total Common Stock
Shares                                                         24,197,002          24,197,002                  --
Amount                                                       $     14,518        $     14,518        $         --
Additional paid in capital                                   $  3,308,021        $  1,990,268        $ (1,317,753)

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows
For the Years Ended October 31, 2004 and 2003, and The Period August 24, 2000 (Date of Inception) to October 31, 2004 (Restatement)
-------------------------------------------------------------------------------

                                                                                                 Ten Months
                                                      Year Ended    Year Ended    Year Ended       Ended          Year Ended
                                                     October 31,   October 31,   October 31,     October 31,     October 31,
                                                    ---------------------------------------------------------------------------
                                                        2004          2004           2004            2004           2004
                                                    ------------------------------------------- -------------------------------
                                                     (Previously     (Restated)   (Difference)    (Previously      (Restated)
                                                      reported)                                     reported)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          $ (828,017)   $ (979,395)    $ (151,378)       $ (89,542)    $ (74,819)
    Adjustments to reconcile net loss
       to net cash used by operating activities
      Depreciation                                        17,045        17,045              -            1,834        27,414
      Amortization                                                           -              -                         13,993
      Compensation expense on intrinsic
         value of options issued                          86,475       134,822         48,347
      Stock issued for services                          315,154       315,154                                         8,974
      Stock converted to debt                                                                                       (169,440)
      Wrtite down of goodwill                            136,000                     (136,000)
      Deferred tax benefit                               (35,432)      (35,432)
      License imparment agreement                                            -              -                              -
      Abandonment of furniture and equipment               3,355         4,383          1,028                              -
      Loss on investment                                                     -              -                              -
CHANGES IN CURRENT ASSETS AND CURRENT
    LIABILITIES: (Net of effect of acqusition)
    (Increase) decrease in current assets:
      Accounts receivable                             (1,023,546)   (1,023,546)             -          129,155       (74,247)
      Other receivables                                    1,401         1,401              -          (11,897)       30,544
      Prepaid expenses                                   (15,117)      (15,117)             -             (804)         (117)
      Inventory                                         (350,974)     (350,974)             -           (1,029)       (6,218)
    Increase (Decrease) in current liabilities:
      Accounts payable and accrued expenses              616,385       616,385              -          (91,323)      106,165
      Accrued payroll                                    (43,414)      (43,414)             -          (10,267)       36,641
      Accrued other                                       (4,752)       (4,752)             -           16,353         5,611
      Deferred revenue                                   256,896       515,194        258,298                -             -
                                                   ------------------------------------------- --------------------------------
      NET CASH USED FOR OPERATING ACTIVITIES            (868,541)     (848,246)        20,295          (57,520)      (95,499)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash to acquire Superclick Networks, Inc.                -             -              -         (145,000)      128,455
      Acqusition of furniture and equipment             (126,941)     (133,288)        (6,347)          (2,263)      (25,591)
                                                   ------------------------------------------- --------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES            (126,941)     (133,288)        (6,347)        (147,263)      102,864
CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                             1,435,490     1,435,490              -          204,000             -
      Repayment of note payable                                -             -              -                -             -
      Related party loan                                 (22,920)      (22,920)             -            3,076        (9,119)
                                                   ------------------------------------------- --------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES        1,412,570     1,412,570              -          207,076        (9,119)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   39,068        25,120        (13,948)           9,082        (2,558)
NET INCREASE (DECREASE) IN CASH                          456,156       456,156              -           11,375        (4,312)
CASH, beginning of period                                 19,323        19,323              -            1,376        23,635
CASH acquired                                                  -             -              -            6,572             -
                                                   ------------------------------------------- --------------------------------
CASH, end of period                                    $ 475,479     $ 475,479            $ -         $ 19,323      $ 19,323
                                                   =========================================== ================================
Other non-cash investing and financing activities:
    License agreement acquired by issue of common stock        -             -              -                -             -
    Nordic Racing Limited acquired by issue of common stock    -             -              -                -             -
    Forgiveness of related party loan                          -             -              -                -             -
    Shares issued for acquisition                                                                    1,244,935       128,455
    Shares issued/(converted) to debt                                                                        -      (169,440)
    Shares issued for services                           315,154       315,154              -                          8,974
    Interest paid                                          2,112         2,112              -              232           232
    Taxes paid                                               800           800              -                -             -

                                                                    June 3, 1999    August 24, 2000   August 24, 2000
                                                      Year Ended   (Inception) to    (Inception) to   (Inception) to
                                                      October 31,    October 31,       October 31,      October 31,
                                                    -----------------------------------------------------------------
                                                          2004             2004          2004            2004
                                                    ---------------- ------------------------------------------------
                                                       (Difference)    (Previously     (Restated)    (Difference)
                                                                         reported)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $ 14,723    $ (1,216,391)  $(1,356,275)     $ (139,884)
    Adjustments to reconcile net loss
       to net cash used by operating activities
      Depreciation                                          25,580          19,641        58,525          38,884
      Amortization                                          13,993           5,361             -          (5,361)
      Compensation expense on intrinsic
         value of options issued                                 -          86,475       134,822          48,347
      Stock issued for services                              8,974         315,154       324,128           8,974
      Stock converted to debt                             (169,440)              -             -               -
      Wrtite down of goodwill                                              136,000             -        (136,000)
      Deferred tax benefit                                                 (35,432)      (35,432)              -
      License imparment agreement                                -           4,639             -          (4,639)
      Abandonment of furniture and equipment                     -           4,670         4,383            (287)
      Loss on investment                                         -          90,000             -         (90,000)
CHANGES IN CURRENT ASSETS AND CURRENT
    LIABILITIES: (Net of effect of acqusition)
    (Increase) decrease in current assets:
      Accounts receivable                                 (203,402)       (894,391)   (1,099,673)       (205,282)
      Other receivables                                     42,441         (10,496)      (82,329)              -
      Prepaid expenses                                         687         (15,921)      (24,027)              -
      Inventory                                             (5,189)       (352,003)     (373,723)        (21,720)
    Increase (Decrease) in current liabilities:
      Accounts payable and accrued expenses                197,488         556,785       814,850               -
      Accrued payroll                                            -         (53,681)       12,223               -
      Accrued other                                        (10,742)         11,601         3,277               -
      Deferred revenue                                                     256,896       515,194         258,298
                                                   ---------------- ---------------------------------------------
      NET CASH USED FOR OPERATING ACTIVITIES               (84,887)     (1,091,093)   (1,104,057)       (506,968)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash to acquire Superclick Networks, Inc.            273,455        (145,000)      128,455         273,455
      Acqusition of furniture and equipment                (23,328)       (131,281)     (215,944)        (84,663)
                                                   ---------------- ---------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES               250,127        (276,281)      (87,489)        188,792
CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                (204,000)      1,807,975     1,649,381        (158,594)
      Repayment of note payable                                  -               -             -               -
      Related party loan                                   (12,195)        (19,844)            -               -
                                                   ---------------- ---------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES           (216,195)      1,788,131     1,649,381        (158,594)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (11,640)         48,150        17,644         (30,506)
NET INCREASE (DECREASE) IN CASH                            (15,687)        468,907       475,479           6,572
CASH, beginning of period                                   22,259               -             -               -
CASH acquired                                               (6,572)          6,572             -          (6,572)
                                                   ---------------- ---------------------------------------------
CASH, end of period                                            $ -       $ 475,479     $ 475,479            $ (0)
                                                   ================ =============================================
Other non-cash investing and financing activities:
    License agreement acquired by issue of common stock          -          10,000             -         (10,000)
    Nordic Racing Limited acquired by issue of common stock      -          90,000             -         (90,000)
    Forgiveness of related party loan                            -          38,864             -         (38,864)
    Shares issued for acquisition                       (1,116,480)      1,244,935       128,455      (1,116,480)
    Shares issued/(converted) to debt                     (169,440)
    Shares issued for services                               8,974         315,154       324,128           8,974
    Interest paid                                                -           2,344         2,344               -
    Taxes paid                                                   -             800           800               -