Form 10QSB/A
period 2005-01-31
SUPERCLICK INC
filed 2005-06-10
CIK 1104891

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

                                EXLPANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A for Superclick, Inc. (the "Company") for the quarter ended January 31, 2005 is being filed to amend and restate items described below contained in the Company's Quarterly Report on Form 10-QSB for such period originally filed with the Securities and Exchange Commission on January 28, 2005, and subsequently amended by a filing on Form 10-QSB/A with the Securities and Exchange Commission on April 29, 2005.

This Amendment No. 2 is being filed to amend:

[ x ] Part I, Item 1, Financial Statements

[ x ] Part I, Item 2. Management's Discussion & Analysis (1) Update results of Company's operations to reflect restated financial statements; (2) revision of discussion on financial condition including discussion on the Company's financing activities, as well as a discussion of the Company's going concern opinion issued by its independent registered public accounting firm.

[ x ] Part I, Item 3. Controls and Procedures. Conclusion by the Company that certain of its internal controls were deficient as of the Quarter ended January 31, 2005 and certain material weaknesses existed as well, including a discussion on steps the Company is taking to address those issues.

[x ] Part II, Item 4. Exhibits.

                           TABLE OF CONTENTS

                                                                         Page
                                                                         ----
                                     Part I

Item 1.   Financial Statements

Consolidated Balance Sheet as of January 31, 2005 (Unaudited).........      2

Consolidated Statements of Operations and accumulated deficit for the three months ended January 31, 2005 and 2004, and for the Period August 24, 2000(Date of inception) to
   January 31, 2005 (unaudited) .......................................     3

Consolidated Statements of Stockholders Equity for the
   three months ended January 31, 2005 and for the period
   August 24, 2000 (Date of inception) to January 31, 2005 (unaudited)..... 4

Consolidated Statements of Comprehensive Income (Loss) for the three months ended January 31, 2005 and 2004, and the Period
  August 24, 2000(Date of Inception) to January 31, 2005 (unaudited).....   5

Consolidated Statements of Cash Flows for the three months
   ended January 31, 2005 and 2004, and for the period August 24, 2000
   (Date of inception) to January 31, 2005 (unaudited)..................    6

Supplemental Schedule of Non-Cash Investing and Financing Activities.       7

Notes To Financial Statements (Unaudited) ...........................       8

Item 2.   Management's Discussion and Analysis ......................       26

Item 3.   Controls and Procedures....................................       32

                           Part II - Other Information

Item 4.   Exhibits and Reports on Form 8-K ..........................      32

Item 5.   Signatures ................................................      33

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheet
January 31, 2005
(Restatement)
--------------------------------------------------------------------------------
                                                                                     January 31,
                                                                                         2005
                                                                                   -----------------
                                     ASSETS
CURRENT ASSETS
     Cash                                                                                 $ 360,509
     Accounts receivable                                                                    867,792
     R&D Tax credits receivable (Note E)                                                     81,179
     Sales tax refund receivable                                                             28,976
     Inventory (Note B)                                                                     114,023
     Prepaid expenses                                                                        37,264
                                                                                   -----------------
           TOTAL CURRENT ASSETS                                                           1,489,743
                                                                                   -----------------
     Fixed assets (Note C)
           Cost                                                                             217,637
           Accumulated Depreciation                                                         (68,739)
                                                                                   -----------------
           Net                                                                              148,899
                                                                                   -----------------
     Deferred tax benefit (Note E)                                                           34,936
                                                                                   -----------------
           TOTAL ASSETS                                                                 $ 1,673,578
                                                                                   =================
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses :
           Accounts payable (Note D)                                                      $ 439,802
           Accured other                                                                     50,226
     Deferred revenue                                                                       330,771
                                                                                   -----------------
           TOTAL CURRENT LIABILITIES                                                        820,799
                                                                                   -----------------
     COMMITMENTS (Note K)                                                                         -

STOCKHOLDERS' EQUITY (Note G)

     Preferred stock, par value $.0001; 20,000,000
     shares authorized; 0 issued and outstanding                                                  -

     Common stock, par value $.0006, 120,000,000 shares authorized;
     issued and outstanding 25,163,773 at January 31, 2005                                   15,098
     Additional paid-in capital                                                           2,269,006
     Stock subscribed                                                                             -
     Deficit accumulated during the development stage                                    (1,494,655)
     Accumulated other comprehensive (loss)
           (Primarily cumulative translation adjustment)                                     63,330
                                                                                   -----------------
           TOTAL STOCKHOLDERS' EQUITY                                                       852,779
                                                                                   -----------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 1,673,578
                                                                                   =================

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
For the Three Months Ended January 31, 2005 and 2004, and
The Period August 24, 2000 (Date of Inception) to January 31, 2005
(Restatement)
--------------------------------------------------------------------------------
                                                                                                  August 24, 2000
                                                            Three Months Ended Three Months Ended (Inception) to
ThreeaMonths EndeAugusta24,32000 (Inception) to                 January 31,       January 31,       January 31,
                                                             ----------------  ---------------- ----------------
                                                                  2005              2004             2005
                                                             ----------------  ---------------- ----------------
                                                               (Restated)                          (Restated)
Revenue
      Net Sales                                                  $ 1,152,051         $ 252,653      $ 4,224,844
      Services                                                       207,682            38,769          446,238

      Cost of goods sold                                             896,723           168,574        3,298,276
                                                             ----------------  ---------------- ----------------
      Gross profit                                                   463,010           122,848        1,372,806

Costs and Expenses
      Bank charges                                                     5,948             3,614           11,716
      Communication                                                   15,932            10,337           53,222
      Consulting fees                                                      -             5,866           90,302
      Meals and entertainment                                          6,358             3,882           27,410
      Depreciation and amortization                                   11,256             5,249           86,522
      Marketing and promotion                                         17,699             5,201           60,173
      Office                                                          69,254            18,137          308,780
      Professional fees                                               82,802            64,045          381,044
      Investor relations                                              15,014             1,753          131,545
      Write down of furniture and equipment                                -                 -            4,298
      Salaries and wages                                             324,451            94,450        1,267,266
      Employee benefits                                               12,603                 -           44,306
      Travel                                                          36,675            22,598          218,202
      Tax and licenses                                                     -                 -           29,828
      Research and development                                           213                 -          314,056
      Directors compensation                                               -                 -          197,154
      Bad debt expense                                                     -                 -           32,000
      Foreign currency (gain)/loss                                     3,186                 -            3,186
      Interest expense                                                     -               365           18,005
                                                             ----------------  ---------------- ----------------
      Total expenses                                                 601,390           235,498        3,279,015
                                                             ----------------  ---------------- ----------------
Loss from operations                                                (138,380)         (112,650)      (1,906,209)

Gain on forgiveness of debt                                                -                 -          169,441
                                                             ----------------  ---------------- ----------------
      Total other income                                                   -                 -          169,441
Earnings before taxes                                               (138,380)         (112,650)      (1,736,768)
Benefit for income taxes                                                   -                 -         (242,113)
                                                             ----------------  ---------------- ----------------
NET EARNINGS (LOSS)                                               $ (138,380)       $ (112,650)    $ (1,494,655)
                                                             ================  ================ ================
      Net (loss) per common share
      Basic and diluted                                             $ (0.006)         $ (0.005)
                                                             ================  ================
      Weighted average common shares outstanding
      Basic and diluted                                           25,088,588        20,747,646

      The average shares listed below were not included
      in the computation of diluted losses per share
      because to do so would have been antidilutive for
      the periods presented:
      Stock options                                                1,988,117                 -
      Warrants                                                     2,099,999         1,933,333

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholder's Equity
For the Period August 24, 2000 (Date of Inception) to October 31, 2004
(Restatment)
--------------------------------------------------------------------------------


                                                 Preferred Stock               Common Stock
                                              ---------------------- ----------------------------------- Additional
                                               Number of               Number of                          Paid-in
                                                Shares     Amount       Shares      Amount    Subscribed  Capital
                                              ----------- ---------- ------------- ---------  ---------- -----------

                                              ----------- ---------- ------------- ---------  ---------- -----------
     BALANCES August 24, 2000                        $ -        $ -             -         -           -           -
     Shares issued during the period                                   10,000,000     6,000                  (5,991)

     Net loss
                                              ----------- ---------- ------------- ---------  ---------- -----------
     BALANCES October 31, 2001                         -          -    10,000,000     6,000                  (5,991)

     Issuance of preferred stock for debt         25,882    169,440
     Issuance of common stock for cash                                  3,333,300     2,000                 211,882
     Issuance of common stock for services         3,333                  341,900       205                    (205)

     Foreign Currency
          Translation Adjustment

     Net loss
                                              ----------- ---------- ------------- ---------  ---------- -----------
     BALANCES October 31, 2002                    29,215    169,440    13,675,200     8,205                 205,686

     Shares issued during the period
          Shares issued for services                                      350,600       210                   8,764
          Shares Issued for Superclick
          Networks, Inc. acquisition (Note J)                           5,516,667     3,310                 125,145
          Preferred shares converted to debt     (29,215)  (169,440)

     Foreign Currency Translation Adjustment

     Net (loss) profit
                                              ----------- ---------- ------------- ---------  ---------- -----------
     BALANCES October 31, 2003                         -          -    19,542,467    11,725                 339,595

     Shares issued during the period
          Shares issued for cash
            range ($0.18-$0.45 per share)                               4,033,329     2,420               1,201,070
          Shares issued for services                                      621,206       373                 314,781
          Stock options granted                                                           -                 134,822
          Stock subscribed                                                                      232,000
     Foreign Currency Transalation Adjustment

     Net loss
                                              ----------- ---------- ------------- ---------  ---------- -----------
     BALANCES October 31, 2004                         -          -    24,197,002    14,518     232,000   1,990,268

     Shares issued during the period
          Shares issued for cash
             (range $0.18-$0.45 per share)                                966,665       580                 231,420
          Stock options granted                                                                              47,318
          Stock subscribed                                                                     (232,000)

     Foreign Currency Translation Adjustment

     Net (loss) profit
                                              ----------- ---------- ------------- ---------  ---------- -----------
     BALANCES January 31, 2005                         -          -    25,163,667   $15,098         $ -  $2,269,006
                                              =========== ========== ============= =========  ========== ===========


                                              Deficit Accumulated Accumulated
                                                 during the        Other        Total
                                                Developmental   ComprehensiveStockholders'
                                                   Stage        Income (loss)  Equity
                                                -------------   ------------ ------------

                                                -------------   ------------ ------------
     BALANCES August 24, 2000                              -              -            -
     Shares issued during the period                                                   9

     Net loss                                        (67,679)                    (67,679)
                                                -------------   ------------ ------------
     BALANCES October 31, 2001                       (67,679)             -      (67,670)

     Issuance of preferred stock for debt                                        169,440
     Issuance of common stock for cash                                           213,882
     Issuance of common stock for services                                             -

     Foreign Currency
          Translation Adjustment                                     (4,918)      (4,918)

     Net loss                                       (234,382)                   (234,382)
                                                -------------   ------------ ------------
     BALANCES October 31, 2002                      (302,061)        (4,918)      76,352

     Shares issued during the period
          Shares issued for services                                               8,974
          Shares Issued for Superclick
          Networks, Inc. acquisition (Note J)                                    128,455
          Preferred shares converted to debt                                    (169,440)

     Foreign Currency Translation Adjustment                         (2,558)      (2,558)

     Net (loss) profit                               (74,819)                    (74,819)
                                                -------------   ------------ ------------
     BALANCES October 31, 2003                      (376,880)        (7,476)     (33,036)

     Shares issued during the period
          Shares issued for cash
            range ($0.18-$0.45 per share)                                      1,203,490
          Shares issued for services                                             315,154
          Stock options granted                                                  134,822
          Stock subscribed                                                       232,000
     Foreign Currency Transalation Adjustment                        25,120       25,120

     Net loss                                       (979,395)                   (979,395)
                                                -------------   ------------ ------------
     BALANCES October 31, 2004                    (1,356,275)        17,644      898,155

     Shares issued during the period
          Shares issued for cash
             (range $0.18-$0.45 per share)                                       232,000
          Stock options granted                                                   47,318
          Stock subscribed                                                      (232,000)

     Foreign Currency Translation Adjustment                         45,686       45,686

     Net (loss) profit                              (138,380)                   (138,380)
                                                -------------   ------------ ------------
     BALANCES January 31, 2005                  $ (1,494,655)      $ 63,330    $ 852,779
                                                =============   ============ ============


SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Unaudited Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended January 31, 2005, and 2004, and
The Period August 24, 2000 (Date of Inception) to January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                                                                     August 24,
                                                                  Three                                2000
                                                                Months Ended      Three Months      (Inception) to
                                                                 January 31,      January 31,        January 31,
                                                               ---------------  ---------------   -----------------
                                                                    2005             2004               2005
                                                               ---------------  ---------------   -----------------
                                                                  (Restated)                            (Restated)

Net Gain/(Loss)                                                     $(138,380)       $(112,650)        $(1,494,655)

Other Comprehensive Income (Loss)                                           -                -                   -

     Foreign Currency Translation Adjustment                           45,686          (10,594)             63,330
                                                               ---------------  ---------------   -----------------
Net Comprehensive (Loss)                                             $(92,694)       $(123,244)        $(1,431,325)
                                                               ===============  ===============   =================

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows For the Three Months Ended January 31,2005 and 2004, and The Period August 24, 2000 (Date of Inception) to January 31, 2005 (Restatement)
--------------------------------------------------------------------------------

                                                                                                             August 24,
                                                                            Three                                2000
                                                                         Months Ended      Three Months      (Inception) to
                                                                          January 31,      January 31,        January 31,
                                                                       -----------------  ----------------  -----------------
                                                                             2005              2004               2005
                                                                       -----------------  ----------------  -----------------
                                                                         (Restated)                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $ (138,380)       $ (112,650)       $(1,494,655)
    Adjustments to reconcile net loss
       to net cash used by operating activities:
        Depreciation                                                             11,256             5,250             69,781
        Compensation expense on intrinsic value of options issued                47,318                              182,142
        Stock issued for services                                                                                    324,128
        Deferred tax benefit                                                                                         (35,432)
        Abondonment of furniture and equipment                                                                         4,383
CHANGES IN CURRENT ASSETS AND CURRENT
    LIABILITIES: (Net of effect of acquisition)
    (Increase) decrease in current assets:
        Accounts receivable                                                     169,417          (213,773)          (930,256)
        Other receivables                                                        21,937             3,309            (60,392)
        Prepaid expenses                                                        (13,361)            7,747            (37,388)
        Inventory                                                               259,654             2,010           (114,069)
    Increase (decrease) in current current liabilities:
        Accounts payable and accrued expenses                                  (371,060)           30,761            443,790
        Accrued payroll                                                         (12,297)          (30,848)               (74)
        Accrued other                                                            47,951            24,585             51,228
        Deferred revenue                                                       (184,423)                             330,771
                                                                       -----------------  ----------------  -----------------
        NET CASH USED FOR OPERATING ACTIVITIES                                 (161,988)         (283,611)        (1,266,043)
                                                                       -----------------  ----------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Stock issued to acquire subsidiary                                                                           128,455
        Acquisition of furniture and equipment                                   (9,217)           (2,887)          (225,161)
                                                                       -----------------  ----------------  -----------------
        NET CASH USED FOR INVESTING ACTIVITIES                                   (9,217)           (2,887)           (96,706)
                                                                       -----------------  ----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of common stock                                                                      348,000          1,649,381
        Repayment of Note payable                                                                 (23,143)                 -
                                                                       -----------------  ----------------  -----------------
        NET CASH PROVIDED  BY FINANCING ACTIVITIES                                    -           324,857          1,649,381
                                                                       -----------------  ----------------  -----------------

    EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      56,235            (7,874)            73,877
                                                                       -----------------  ----------------  -----------------
NET INCREASE (DECREASE) IN CASH                                                (114,970)           30,485            360,509
CASH, beginning of period                                                       475,479            19,323                  -
                                                                       -----------------  ----------------  -----------------
CASH, end of period                                                           $ 360,509          $ 49,808          $ 360,509
                                                                       =================  ================  =================

    Interest paid                                                                   $ -             $ 365            $ 2,344
    Taxes paid                                                                      $ -               $ -              $ 800

Other non-cash investing and financing activities:
    Shares issued for services                                                      $ -               $ -          $ 324,128
    Shares issued for acqusition                                                    $ -               $ -          $ 128,455

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

Intangible assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                                                 January 31, 2005
                                                                 ----------------
                                        Gross Intangible                                         Net
                                             Assets          Accumulated Amortization     Intangible Assets
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

                Computer equipment                                    95,836
                Inventory in transit                                  29,054
                Provision for losses                                 (10,867)
                                                                -------------
                                                                    $114,023
                                                                =============

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2005:

                Furniture & fixtures                               $ 94,153
                Computer hardware                                    81,446
                Leasehold improvements                               22,811
                Fabrication mold and dye                             18,376
                Computer software                                       851
                                                                        ---
                                                                    217,637
                Accumulated depreciation                            (68,739)
                                                                   --------
                Fixed assets, net                                 $ 148,899
                                                                  =========

NOTE D - ACCOUNTS PAYABLE

Accounts payable at January 31, 2005 was solely trade Payables. There was no professional fees payable, consulting fees payable, or taxes payable.

NOTE E - NET OPERATING LOSS CARRY FORWARD

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At October 31, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by approximately $360,528 for the year ended October 31, 2004, assuming a tax rate of 40%.

                     United States Corporation Income Taxes

             Year of Loss                             Amount            Expiration Date
             ------------                             ------            ---------------
           October 31, 2004                         $901,320            October 31, 2024
           October 31, 2003                          $68,638            October 31, 2023
          December 31, 2002                           10,534           December 31, 2022
          December 31, 2001                          181,335           December 31, 2021
          December 31, 2000                           88,027           December 31, 2020
          December 31, 1999                           18,936           December 31, 2019
                                             ----------------
                                                  $1,268,790
                                             ================

The expiration dates for U.S. net operating losses (NOL) may be extendable under
Section 381 of the U.S. Internal Revenue Code.

                      Canadian Income Taxes (Stated in CAD)

             Year of Loss                             Amount            Expiration Date
             ------------                             ------            ---------------
           October 31, 2004                         $102,989            October 31, 2011
           October 31, 2003                            5,322            October 31, 2010
           October 31, 2002                          350,910            October 31, 2009
           October 31, 2001                           24,879            October 31, 2008
                                             ----------------
                                                    $484,100
                                             ================

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

NOTE H - WARRANTS

At January 31, 2005 the Company had 2,099,999 "A" Warrants outstanding and 966,668 "B" Warrants entitling the holder thereof the right to purchase one common share for each warrant held as follows:

                                        Exercise
  Warrant           Number of           Price Per            Expiration
   Class             Warrants            Warrant                Date
------------      ---------------      ------------       ------------------

     B                   386,668            $ 0.24                   9/9/06
     B                   193,333            $ 0.24                  9/29/06
     B                   193,333            $ 0.24                 10/15/06
     B                  193,334             $ 0.24                 10/22/06
                        --------
                         966,668

     A                    55,555            $ 0.60                  4/14/07
     A                   444,444            $ 0.60                  4/19/07
     A                   100,000            $ 0.60                  4/19/07
     A                   100,000            $ 0.60                  4/23/07
     A                   100,000            $ 0.60                  4/29/07
     A                   100,000            $ 0.60                  4/29/07
     A                   100,000            $ 0.60                  4/29/07
     A                   100,000            $ 0.60                   5/7/07
     A                   200,000            $ 0.60                  5/10/07
     A                   100,000            $ 0.60                  5/11/07
     A                   100,000            $ 0.60                  5/12/07
     A                   100,000            $ 0.60                  5/17/07
     A                    11,000            $ 0.60                  5/24/07
     A                   100,000            $ 0.60                  5/24/07
     A                   200,000            $ 0.60                   6/2/07
     A                   100,000            $ 0.60                  6/16/07
     A                   89,000             $ 0.60                  6/17/07
                         -------
Total                  2,099,999

                       3,066,667

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

The following table summarizes the Company's stock option activity for the quarter ended January 31, 2005:

                                                                             2005
                                                         ---------------------------------------------
                                                                                  Weighted Average
                                                                Shares             Exercise Price
                                                         ---------------------  ----------------------

          Outstanding at beginning of period                        1,904,784                  $ 0.51

          Granted                                                     125,000                    0.60

          Exercised                                                         -                       -

          Forfeited                                                         -                       -
                                                         ---------------------  ----------------------
          Outstanding at end of quarter                             2,029,784                  $ 0.52
                                                         =====================  ======================

          Options exerciseable at quarter end                         633,868
                                                         =====================

The following table summarizes information about the Company's stock options outstanding at January 31, 2005:

                         Options Outstanding                                            Options Exercisable
                ----------------------------------------------------------     --------------------------------------
                     Number             Weighted             Weighted                                  Weighted
  Range of        Outstanding            Average             Average                                    Average
  Exercise       At January 31,       Contractural           Exercise               Number             Exercise
   Prices             2005            Life (years)            Price              Outstanding             Price
--------------  -----------------   ------------------   -----------------     -----------------   ------------------

       $ 0.50            884,784                 1.09              $ 0.50               368,660               $ 0.50
         0.50            720,000                 1.33                0.50               210,000                 0.50
         0.65            300,000                 1.58                0.65                50,000                 0.65
         0.60            125,000                 1.85                0.60                 5,208                 0.60

                -----------------   ------------------   -----------------     -----------------   ------------------
Total                  2,029,784                 1.29              $ 0.53               633,868               $ 0.51
                =================   ==================   =================     =================   ==================

The Company accounts for stock options utilizing the intrinsic value method for variable awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the end of each reporting period over the amount an employee must pay to acquire the stock, amortized over the vesting period. The Company recognized compensation expense of $47,318 during the quarter ended January 31, 2005. To date the Company has recognized compensation expense in the amount of $182,140.

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the three months ended January 31, 2005 would have been:

                                                  Three months                Three months
                                               Ended January 31, 2005     Ended January 31, 2004
                                             ----------------------------------------------------

Net loss as reported                                       ($138,380)                  ($112,650)

Pro forma                                                  ($249,149)                  ($112,650)

Net loss per share, as reported                              ($0.006)                    ($0.005)

Pro forma                                                    ($0.010)                    ($0.005)

The weighted average fair value of options granted during the quarter ended January 31, 2005 was $0.65 per share. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           January 31, 2005
                                                           ----------------

                Risk free interest rate                               2.53%

                Expected life (years)                                    2.

                Volatility                                          160.71%

                Dividend yield                                            -

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

NOTE K - COMMITMENTS

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company has also entered into non-cancelable operating leases for office equipment, computers and a vehicle at monthly payments of $634. Future lease payments under these operating leases are as follows:

Year Ended October 31,
2005                                   $        42,444
2006                                            55,484
2007                                            55,011
2008                                            52,937
2009                                            48,525
                                      ----------------
                                       $       254,401
                                      ================

The Company incurred $12,246 and $0 in rent expense during the three months ended January 31, 2005 and 2004, respectively.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE L - SUBSEQUENT EVENTS
Subsequent to January 31, 2005 three employees exercised their vested options by exchanging the total vested options in exchange for shares of common stock. These transactions resulted in options exercised of 62,500, 3,750, and 13,125 exchanging these options for 29,255, 2,344, and 5,913 shares, respectively, in cashless transactions. The net shares of these transactions were returned to Treasury Stock. See Note I for details on how the Company accounts for stock options.

On March 3, 2005 the Board of Directors increased the employee stock option pool established by the employee stock option plan to 3,500,000 from 2,000,000. On March 3, 2005 the Board of Directors ratified John Glazik's options into the pool established by the employee stock option pool.
On March 8, 2005 the company issued the following shares to Directors for services rendered.
Todd M. Pitcher                   6,250
George Vesnaver                   4,688
Hugh Renfro                       4,688
Jacobo Melcer                     4,688
Robert MacFarlane                 4,688
Paul Gulyas                       4,688
                             -----------
Total                            29,690

NOTE M - RESTATEMENT

The 10-KSB for Superclick, Inc. as of October 31, 2004 and 2003 and for the Period August 24, 2000 (Date of Inception) to October 31, 2004 has been restated. In March, 2005 we concluded that the acquisition of Superclick Networks, Inc. was a reverse merger or recapitalization. In the reverse merger the accounting acquirer is Superclick Networks, Inc., and as such, is treated as the continuing reporting entity with their historical financial statements being brought forward. The financial statements contained within this report have been restated to effect this recommendation. Previously, the merger was accounted for a forward merger accounted for as a purchase wherein goodwill had been created.

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

In May 2005 management determined the revenue previously recognized for maintenance and upgrades needs to be recognized over the life of the contract and thus has deferred a portion of the unearned revenue for recognition in future periods in accordance with the AICPA's SOP 97-2.

Management further determined the recognition of the cashless warrant feature of the stock option plan under Financial Accounting Standards Board's Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25"created the need to account for the options using the variable method and not the fixed method (previously used). This increased the total expense for stock options for the year ended October 31, 2004.

Management has also reduced the consolidated revenue for the previous inclusion of a forgiveness of debt between the consolidated companies.

The following information presents the impact of the reverse merger as discussed above, the restatement of stockholders' equity on the Company's financial information as originally reported for the three months ended January 31, 2005:
: Additionally, the restated financial statements reflect the deferral of revenue generated from maintenance and upgrade services based on contract period, the change in accounting for stock options from the fixed method to the variable method and the elimination of the loan forgiveness.

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheet
January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                                           January 31,     January 31,    January 31,
                                                                              2005           2005           2005
                                                                           -----------    -----------    -----------
                                                                           (Originally
                                                                            Reported)     (Restated)      (Difference)
CURRENT ASSETS
       Cash                                                                $   360,509    $   360,509    $        (0)
       Accounts receivable                                                     867,792        867,792             --
       R&D Tax credits receivable (Note E)                                      81,179         81,179             --
       Sales tax refund receivable                                              28,976         28,976             --
       Inventory (Note B)                                                      114,023        114,023             --
       Prepaid expenses                                                         37,265         37,264             (1)

                                                                           -----------    -----------    -----------
                           TOTAL CURRENT ASSETS                              1,489,744      1,489,743             -1
                                                                           -----------    -----------    -----------

       Fixed assets (Note C)
                           Cost                                                217,637        217,637             --
                           Accumulated Depreciation                            (68,739)       (68,739)            --
                                                                           -----------    -----------    -----------
                           Net                                                 148,898        148,898             --
                                                                           -----------    -----------    -----------

       Deferred tax benefit (Note E)                                            34,937         34,937             --
                                                                           -----------    -----------    -----------

       Goodwill                                                              1,218,606             --     (1,218,606)
                                                                           -----------    -----------    -----------

                           TOTAL ASSETS                                    $ 2,892,185    $ 1,673,578    $(1,218,607)
                                                                           ===========    ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable and accrued expenses :
                           Accounts payable (Note D)                       $   439,802    $   439,802    $        --
                           Accured other                                        50,226         50,226             --
       Deferred revenue                                                             --        330,771        330,771
                                                                           -----------    -----------    -----------
                           TOTAL CURRENT LIABILITIES                           490,028        820,799        330,771
                                                                           -----------    -----------    -----------

       COMMITMENTS (Note K)                                                         --

STOCKHOLDERS' EQUITY (Note G)

       Preferred stock, par value $.0001; 20,000,000
       shares authorized; 0 issued and outstanding                                  --             --

       Common stock, par value $.0006                                           15,098         15,098             --
       Additional paid-in capital                                            3,591,539      2,269,006     (1,322,533)
       Stock subscribed                                                             --             --
       Deficit accumulated during the development stage                     (1,281,919)    (1,494,655)      (212,736)
       Accumulated other comprehensive (loss)
                           (Primarily cumulative translation adjustment)        77,439         63,330        (14,109)

                                                                           -----------    -----------    -----------
                           TOTAL STOCKHOLDERS' EQUITY                        2,402,157        852,779     (1,549,378)
                                                                           -----------    -----------    -----------
                           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 2,892,185    $ 1,673,578    $(1,218,607)
                                                                           ===========    ===========    ===========

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
For the Three Months Ended January 31, 2005 and 2004, and
The Period August 24, 2000 (Date of Inception) to January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                             Three Months   Three Months Three Months     June 3, 1999   0
                                                               Ended          Ended        Ended         (Inception) to  o
                                                              January 31     January 31   January 31       January 31,
                                                            ------------- -------------- ------------   ----------------
                                                                2005            2005         2004             2005
                                                            ------------- -------------  ------------   ----------------
                                                             (Originally                                   (Originally
                                                              reported)      (Restated)  (Difference        Reported)
Revenue
    Net Sales                                                $ 1,437,363      $ 1,152,051      $(285,312)   $4,231,825
    Services                                                           -          207,682        207,682
    Cost of goods sold                                           896,723          896,723              -     2,742,477
                                                             ------------ ----------------  -----------------------------
    Gross profit                                                 540,640          463,010        (77,630)    1,489,348
                                                                                                       -
Costs and Expenses                                                                                          -
------------------
    Loss on equity method investment                                   -                -              -        90,000
    Bank charges                                                   5,948            5,948              -        11,880
    Communication                                                 15,932           15,932              -        53,820
    Consulting fees                                                    -                -              -        79,228
    Meals and entertainment                                        6,358            6,358              -        57,819
    Depreciation and amortization                                 11,256           11,256              -        36,258
    Marketing and promotion                                       17,699           17,699              -        74,712
    Office                                                        69,254           69,254              -       271,621
    Professional fees                                             82,802           82,802              -       522,242
    Investor relations                                            15,014           15,014              -       160,274
    Loss due to license revisions                                      -                -              -         4,639
    Write down of furniture and equipment                              -                -              -         4,668
    Salaries and wages                                           329,229          324,451         (4,778)      909,673
    Employee benefits                                             12,603           12,603              -        29,550
    Travel                                                        36,675           36,675              -       162,017
    Tax and licenses                                                   -                -              -         7,665
    Research and development                                         213              213              -        39,380
    Directors compensation                                             -                -              -       197,154
    Bad debt expense                                                   -                -              -        32,000
    Write down of intangible asset                                     -                -              -       136,000
    Foreign currency (gain)/loss                                   3,185            3,185              -         3,186
    Interest expense                                                   -                -              -         6,345
                                                             ------------ ----------------  -----------------------------
    Total expenses                                               606,168          601,390         (4,778)    2,890,131
                                                             ------------ ----------------  -----------------------------
Loss from operations                                             (65,528)        (138,380)      (112,650)   (1,400,783)
Gain on sale of investment                                             -                -              -        80,000
Gain on forgiveness of debt                                            -                -              -        38,864
                                                             ------------ ----------------  -----------------------------
                      Total other income                               -                -              -       118,864
Earnings before taxes                                            (65,528)        (138,380)       (72,852)   (1,281,919)
Benefit for income taxes                                               -                -              -             -
                                                             ------------ ----------------  -----------------------------
NET EARNINGS (LOSS)                                            $ (65,528)       $(138,380)      $(72,852) $ (1,281,919)
                                                             ============ ================  =============================
    Net (loss) per common share
    Basic and diluted                                           $ (0.003)        $ (0.006)      $ (0.003)
                                                             ============ ================  =============

    Weighted average common shares outstanding
    Basic and diluted                                         25,088,588       25,088,588      20,747,646

    The average shares listed below were not included in the
    computation of diluted losses per share because to do so
    would have been antidilutive for the periods presented:
    Stock options                                              1,988,117                                0
    Warrants                                                   2,099,999                        1,933,333


                                                               June 3, 2000  August 24, 200
                                                              (Inception) to  (Inception) t
                                                                January 31,   January 31,
                                                            --------------- --------------
                                                                   2005         2005
                                                            --------------  -------------

                                                               (Restated)    (Difference)
Revenue
    Net Sales                                                   $4,224,844      $ (6,981)
    Services                                                       446,238       446,238
    Cost of goods sold                                           3,298,276       555,799
                                                             ----------------------------
    Gross profit                                                 1,372,806      (116,542)

Costs and Expenses
------------------
    Loss on equity method investment                                     -       (90,000)
    Bank charges                                                    11,716          (164)
    Communication                                                   53,222          (598)
    Consulting fees                                                 90,303        11,075
    Meals and entertainment                                         27,410       (30,409)
    Depreciation and amortization                                   86,522        50,264
    Marketing and promotion                                         60,173       (14,539)
    Office                                                         308,780        37,159
    Professional fees                                              381,044      (141,198)
    Investor relations                                             131,545       (28,729)
    Loss due to license revisions                                        -        (4,639)
    Write down of furniture and equipment                            4,297          (371)
    Salaries and wages                                           1,267,266       357,593
    Employee benefits                                               44,306        14,756
    Travel                                                         218,202        56,185
    Tax and licenses                                                29,828        22,163
    Research and development                                       314,056       274,676
    Directors compensation                                         197,154             -
    Bad debt expense                                                32,000             -
    Write down of intangible asset                                       -      (136,000)
    Foreign currency (gain)/loss                                     3,186             -
    Interest expense                                                18,005        11,660
                                                             ----------------------------
    Total expenses                                               3,279,015       388,884
                                                             ----------------------------
Loss from operations                                            (1,906,209)     (505,426)
Gain on sale of investment                                               -       (80,000)
Gain on forgiveness of debt                                        169,441       130,577
                                                             ----------------------------
                      Total other income                           169,441        50,577
Earnings before taxes                                           (1,736,768)     (454,849)
Benefit for income taxes                                          (242,113)     (242,113)
                                                             ----------------------------
NET EARNINGS (LOSS)                                           $ (1,494,655)   $ (212,736)
                                                             ============================
    Net (loss) per common share
    Basic and diluted


    Weighted average common shares outstanding
    Basic and diluted

    The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
    Stock options
    Warrants

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Equity
For the Period August 24, 2000 (Date of Inception) to January 31, 2005 (Restatement)
--------------------------------------------------------------------------------

                                                             For the Period            For the Period       For the Period
                                                              June 3, 1999             August 24, 2000      August 24, 2000
                                                            (Date of Inception)       (Date of Inception)  (Date of Inception)
                                                              to January 31,            to January           to January 31,
                                                            -------------------------------------------------------------
                                                                   2005                   2005               2005
                                                            -------------------------------------------------------------
                                                            (Originally reported)         (Restated)         (Difference)
Common stock:
Shares issued for merger with Superclick Networks, Inc.
      Shares                                                            14,025,800          5,516,667         (8,509,133)
      Amount                                                               $ 8,415            $ 3,310           $ (5,105)
      Additional paid in capital                                       $ 1,236,520          $ 125,145       $ (1,111,375)
Shares issued for acquistion of Nordic
      Shares                                                               166,667                  -           (166,667)
      Amount                                                                 $ 100                $ -             $ (100)
      Additional paid in capital                                          $ 89,900                $ -          $ (89,900)
Shares issued for license, net                                                                                        -
      Shares                                                               416,666                  -           (416,666)
      Amount                                                                 $ 250                $ -             $ (250)
      Additional paid in capital                                           $ 9,750                $ -           $ (9,750)
   Shares issued for cash:
      Shares                                                             9,933,328          8,333,294         (1,600,034)
      Amount                                                               $ 5,960            $ 5,000             $ (960)
      Additional paid in capital                                       $ 1,891,525        $ 1,733,882         $ (157,643)
   Shares issued for services:
      Shares                                                               621,206         11,313,706         10,692,500
      Amount                                                                 $ 373            $ 6,788            $ 6,415
      Additional paid in capital                                         $ 314,781          $ 317,349            $ 2,568
Common stock subscribed                                                        $ -                $ -                $ -
Stock options granted                                                    $ 138,573          $ 182,140           $ 43,567
Fees related to share issuance                                           $ (89,510)         $ (89,510)               $ -
Foreign Currency Translation Adjustment                                   $ 77,439           $ 63,330          $ (14,109)
Accumulated Deficit through October 31, 2004                          $ (1,281,919)      $ (1,494,655)        $ (212,736)
                                                            -------------------------------------------------------------
Total shareholders equity                                              $ 2,402,157          $ 852,779       $ (1,549,378)
                                                            =============================================================

Total Common Stock
Shares                                                                  25,163,667         25,163,667                  -
Amount                                                                    $ 15,098           $ 15,098                $ -
Additional paid in capital                                             $ 3,591,539        $ 2,269,006       $ (1,322,533)

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Unaudited Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended January 31, 2005, and 2004, and
The Period August 24, 2000 (Date of Inception) to January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                                                                                         August 24,
                                          Three Months     Three Months  Three Months  June 3, 1999   August 24, 2000       2000
                                            Ended             Ended          Ended     (Inception) to (Inception) to  (Inception) to
                                          January 31,      January 31,    January 31,   January 31,     January 31,      January 31,
                                        --------------------------------------------------------------------------------------------
                                             2005             2004        2004           2005             2005            2005
                                        --------------------------------------------------------------------------------------------
                                          (Originally                                  (Previously
                                           reported)       (Restated)   (Difference)     Stated)        (Restated)      (Difference

Net Gain/(Loss)                         $ (65,528)      $ (138,380)      $ (72,852)   $ (1,216,391)   $ (1,494,655)    $ (278,264)

Other Comprehensive Income (Loss)               -                -               -               -               -

Foreign Currency Translation Adjustment 40,528           45,686           5,158          77,439          63,330        (14,109)
                                        ------------------------------------------- ----------------------------------------------

Net Comprehensive (Loss)                $ (25,000)       $ (92,694)      $ (67,694)   $ (1,138,952)   $ (1,431,325)    $ (292,373)
                                        =========================================== ==============================================

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows For the Three Months Ended January 31,2005 and 2004, and The Period August 24, 2000 (Date of Inception) to January 31, 2005 (Restatement)
--------------------------------------------------------------------------------

                                                                         Three Months   Three Months Three Months     June 3, 1999
                                                                             Ended          Ended        Ended       (Inception) to
                                                                           January 31     January 31   January 31       January 31,
                                                                         ------------- -------------- ------------   ---------------
                                                                              2005         2005           2004             2005
                                                                         ------------- -------------  ------------   ---------------
                                                                           (Originally                               (Originally
                                                                             reported)   (Restated)    (Difference     Reported)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                          $   (65,528)   $  (138,380)   $   (72,852)   $(1,281,919)
       Adjustments to reconcile net loss
          to net cash used by operating activities:
             Depreciation                                                     11,256         11,256             --         30,897
             Amortization                                                      5,361             --         (5,361)
             Compensation expense on intrinsic value of options issued        52,096         47,318         (4,778)       138,573
             Stock issued for services                                       315,154        324,128          8,974
             License impairment agreement                                      4,639             --         (4,639)
             Write down of goodwill                                          136,000             --       (136,000)
             Deferred tax benefit                                            (35,432)       (35,432)            --
             Abondonment of furniture and equipment                            4,670          4,383           (287)
             Loss on investment                                               90,000             --        (90,000)
CHANGES IN CURRENT ASSETS AND CURRENT
       LIABILITIES: (Net of effect of acquisition)
       (Increase) decrease in current assets:
             Accounts receivable                                             169,417        169,417             --       (724,974)
             Other receivables                                                21,937         21,937             --         11,440
             Prepaid expenses                                                (13,361)       (13,361)            --        (29,282)
             Inventory                                                       259,654        259,654             --        (92,349)
       Increase (decrease) in current current liabilities:                        --             --
             Accounts payable and accrued expenses                          (371,060)      (371,060)            --        185,725
             Accrued payroll                                                 (12,297)       (12,297)            --        (65,978)
             Accrued other                                                    47,951         47,951             --         59,552
             Deferred revenue                                               (258,459)      (184,423)        74,036         (1,563)
                                                                                                       -----------    -----------
                                                                                                       -----------    -----------
             NET CASH USED FOR OPERATING ACTIVITIES                         (158,394)      (161,988)        (3,594)    (1,249,486)
CASH FLOWS FROM INVESTING ACTIVITIES:
             Stock issued for acquisition of subsidiary                     (145,000)       128,455        273,455
             Acquisition of furniture and equipment                           (9,217)        (9,217)            --       (140,498)
                                                                                                       -----------    -----------
                                                                                                       -----------    -----------
             NET CASH USED FOR INVESTING ACTIVITIES                           (9,217)        (9,217)            --       (285,498)
CASH FLOWS FROM FINANCING ACTIVITIES:
             Sale of common stock                                                 --             --      1,807,975      1,649,381
             Repayment of Note payable                                            --             --             --             --
             Related party loan                                              (19,844)            --         19,844
                                                                                                       -----------    -----------
                                                                                                       -----------    -----------
             NET CASH PROVIDED  BY FINANCING ACTIVITIES                           --             --             --      1,788,131

       EFFECT OF EXCHANGE RATE CHANGES ON CASH                                52,641         56,235          3,594        100,789
NET INCREASE (DECREASE) IN CASH                                             (114,970)      (114,970)            --        353,937
CASH, beginning of period                                                    475,479        475,479             --             --
CASH acquired                                                                     --             --             --          6,572
                                                                                                       -----------    -----------
                                                                                                       -----------    -----------
CASH, end of period                                                      $   360,509    $   360,509    $        --    $   360,509
                                                                                                       ===========    ===========
                                                                                                       ===========    ===========
Other non-cash investing and financing activities:
       License agreement acquired by issue of common stock               $        --    $        --    $        --    $    10,000
       Nordic Racing Limited acquired by issue of common stock           $        --    $        --    $        --    $    90,000
       Forgiveness of related party loan                                 $        --    $        --    $        --    $    38,864
       Shares issued for services                                        $        --    $        --    $        --    $   315,154
       Shares issued for acqusition                                      $        --    $        --    $        --    $ 1,244,935
       Interest paid                                                     $        --    $        --    $        --    $     2,344
       Taxes paid                                                        $        --    $        --    $        --    $       800



                                                                            June 3, 2000  August 24, 20
                                                                           (Inception) to  (Inception)
                                                                             January 31,   January 31,
                                                                         --------------- --------------
                                                                                2005         2005
                                                                         --------------  -------------

                                                                            (Restated)    (Difference)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                         $(1,494,655)   $  (212,736)
       Adjustments to reconcile net loss
          to net cash used by operating activities:
             Depreciation                                                    69,781         38,884
             Amortization
             Compensation expense on intrinsic value of options issued      182,142         43,569
             Stock issued for services
             License impairment agreement
             Write down of goodwill
             Deferred tax benefit
             Abondonment of furniture and equipment
             Loss on investment
CHANGES IN CURRENT ASSETS AND CURRENT
       LIABILITIES: (Net of effect of acquisition)
       (Increase) decrease in current assets:
             Accounts receivable                                           (930,256)      (205,282)
             Other receivables                                              (60,392)       (71,832)
             Prepaid expenses                                               (37,388)        (8,106)
             Inventory                                                     (114,069)       (21,720)
       Increase (decrease) in current current liabilities:
             Accounts payable and accrued expenses                          443,790        258,065
             Accrued payroll                                                    (74)        65,904
             Accrued other                                                   51,228         (8,324)
             Deferred revenue                                               330,771        332,334
                                                                        -----------    -----------
                                                                        -----------    -----------
             NET CASH USED FOR OPERATING ACTIVITIES                      (1,266,043)       (16,557)
CASH FLOWS FROM INVESTING ACTIVITIES:
             Stock issued for acquisition of subsidiary
             Acquisition of furniture and equipment                        (225,161)       (84,663)
                                                                        -----------    -----------
                                                                        -----------    -----------
             NET CASH USED FOR INVESTING ACTIVITIES                         (96,706)       188,792
CASH FLOWS FROM FINANCING ACTIVITIES:
             Sale of common stock                                          (158,594)
             Repayment of Note payable                                           --
             Related party loan
                                                                        -----------    -----------
                                                                        -----------    -----------
             NET CASH PROVIDED  BY FINANCING ACTIVITIES                   1,649,381       (138,750)

       EFFECT OF EXCHANGE RATE CHANGES ON CASH                               73,877        (26,912)
NET INCREASE (DECREASE) IN CASH                                             360,509          6,572
CASH, beginning of period                                                        --             --
CASH acquired                                                                    --         (6,572)
                                                                        -----------    -----------
                                                                        -----------    -----------
CASH, end of period                                                     $   360,509    $         0
                                                                        ===========    ===========
                                                                        ===========    ===========
Other non-cash investing and financing activities:
       License agreement acquired by issue of common stock              $        --    $   (10,000)
       Nordic Racing Limited acquired by issue of common stock          $        --    $   (90,000)
       Forgiveness of related party loan                                $        --    $   (38,864)
       Shares issued for services                                       $   324,128    $     8,974
       Shares issued for acqusition                                     $   128,455    $(1,116,480)
       Interest paid                                                    $     2,344    $        --
       Taxes paid                                                       $       800    $        --



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

OVERVIEW

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

Net Sales for the three months ended January 31, 2005 and 2004 was $1,359,733 and $291,422, respectively. The increase of $1,068,311 in Net Sales represents a 366% increase on a year over year basis is directly attributable to the successful signing of significant contracts and completing those installations. Continued successes in gaining market acceptance of our product offering contributed to winning additional competitive contracts with high profile customers.

General and Administrative expenses for the three months ended January 31, 2005 and 2004 were $601,390 and $235,498 respectively. The increase of $365,892, approximating a 155% increase, in General and Administrative expenses is understandably the result of additional personnel costs required to fulfill the successfully acquired contracts. The increased costs resulted from adding personnel required to support the deployment, delivery, and installation of our product which drove the increased sales volume. Additionally, other associated cost increases were incurred for infrastructure such as office space, communications, etc. Since there were more installations covering a larger geographic area travel costs also increased.

Net loss for the three months ended January 31, 2005 and 2004 was $138,380 and $112,650, respectively. Net loss was less than the previous year's net loss because of increased Net Sales and management's efforts to contain costs. Volume purchasing and better pricing from key vendors allowed the company to continue to move toward profitability.

FINANCIAL CONDITION
From inception to January 31, 2005, we incurred an accumulated deficit of $1,494,655, and we expect to incur additional losses through the year ending October 31, 2005 and for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to expand operations, further commercialize our core products and to continue to look for opportunities to acquire synergistic businesses as well as continued losses of the subsidiary.

We have financed our operations since inception primarily through equity financing. During the three months ended January 31, 2005, we had a net decrease in cash of $114,970. Total cash resources as of January 31, 2005 was $360,509 compared with $49,808 at January 31, 2004.

During the year ended October 31, 2004, 1,933,333 of the series "A" Warrants were exercised at $.18 per share, resulting in $348,000 net proceeds to the Company and the issuance of 1,933,333 common shares that were included in an SB-2 registration declared effective by the Securities and Exchange Commission ("SEC") in February, 2004.

In addition, 966,665 series "B" Warrants were exercised at $.24 per share, resulting in $232,000 net proceeds to the Company and the issuance of 966,665 shares of common stock that were included in an SB-2 registration statement declared effective by the SEC in February 2004. The shares were issued subsequent to year end and are classified as stock subscribed in Stockholder's Equity. 966,668 "B" Warrants at $.24 per share remain unexercised as of January 31, 2005.

Also during the year ended October 31, 2004, the Company issued 2,000,000 shares of common stock, resulting in net proceeds to the Company of $900,000. Attached to each share of common stock issued pursuant to the financing is a warrant to purchase an additional share of the Company's common stock at $.60. The shares and attached warrants were included in an SB-2 registration declared effective by the SEC in August, 2004. As of January 31, 2005, 2,000,000 of the warrants associated with the financing remain unexercised.

In addition to our financing plans, our available working capital and capital requirements will depend upon numerous factors, including progress in our distribution and sales of Internet access management solutions, the timing and cost of expanding into new markets, the cost of developing competitive technologies, changes in our existing collaborative and licensing relationships, the resources that we devote to developing new products and commercializing capabilities, that status of our competitors, our ability to establish collaborative arrangements with other organizations, our ability to attract and retain key employees and our need to purchase additional capital equipment.

Our independent registered public accountants, Bedinger and Company have indicated that, based on the Company's financial statements, there can be no assurance the Company will continue as a going concern. Moreover, Bedinger and Company has noted that the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company's Interim President and Interim Chief Financial Officer (who is the principal accounting officer), both of whom were appointed in the interim capacity in April, 2005, to evaluate the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, it was determined that our internal controls over the revenue recognition of our accounting staff with respect to revenue recognition in conjunction with service contract revenue was deficient. Specifically, the deferral and amortization over the life of a contract was not performed. In addition, we identified that certain issued and outstanding options that permit "cashless exercise" should be subject to variable plan accounting treatment under applicable accounting standards. Accordingly, previously unrecognized compensation expense needed to be recognized as compensation expense in our previously issued financial statements under the Financial Accounting Standards Board's Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (Issue Date 3/00).SEE NOTE I TO NOTES TO FINANCIAL STATEMENTS COMMENCING AT PAGE F-17 OF THIS REPORT.

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

                                            Superclick, Inc.

                                            /s/ Sandro Natale
                                            ---------------------------
                                            Name: Sandro Natale
                                            Title: Interim CEO