Form 10QSB
period 2005-04-30
SUPERCLICK INC
filed 2005-06-17
CIK 1104891

Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Quarterly Period Ended April 30, 2005.

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

                              4275 Executive Square
                                    Suite 215
                               La Jolla, CA 92037
                                 (858) 518-1387
           ------------------------------------------------------------
          (Address, Including Zip Code, And Telephone Number, Including
             Area Code, Of Registrant's mailing address in California)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (x) No ( )

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of June 10, 2005 was 25,545,318.

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
                                     Part I

Item 1.   Financial Statements

Consolidated Balance Sheet as of April 30, 2005 (Unaudited)...........      1

Consolidated Statements of Operations and accumulated deficit for the three and six months ended April 30, 2005 and 2004, and for the period August 4, 2000 Date of inception) to
  April 30, 2005 (unaudited)..........................................      2

Consolidated Statements of Stockholders Equity for the six
   months ended April 30, 2005 and for the period August 4, 2000
   (Date of inception) to April 30, 2005 (unaudited)...................     3

Consolidated Statements of Comprehensive Income (Loss) for the
  three and six months ended April 30, 2005 and 2004, and the
  Period August 4, 2000 (Date of Inception) to
  April 30, 2005 (unaudited)..........................................      4

Consolidated Statements of Cash Flows for the three and six months ended April 30, 2005 and 2004, and for the period August 4, 2000
   (Date of inception) to April 30, 2005 (unaudited)..................      5

Supplemental Schedule of Non-Cash Investing and Financing Activities..      6

Notes To Financial Statements (Unaudited) ............................      7

Item 2.   Management's Discussion and Analysis .......................     26

Item 3.   Controls and Procedures.....................................     32


                           Part II - Other Information

Item 4.   Exhibits and Reports on Form 8-K ...........................     32

Item 5.   Signatures .................................................     33

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Unaudited Consolidated Balance Sheet
April 30, 2005
--------------------------------------------------------------------------------

                                                                    April 30,
                                                                      2005
                                                                  -----------
                                ASSETS                             (Unaudited)

CURRENT ASSETS
     Cash                                                         $   102,075
     Accounts receivable                                              752,227
     R&D Tax credits receivable                                        79,958
     Sales tax refund receivable                                       40,673
     Inventory (Note B)                                               200,253
     Prepaid expenses                                                  30,138
                                                                  -----------
           TOTAL CURRENT ASSETS                                     1,205,324

     Fixed assets (Note C)
           Cost                                                       227,295
           Accumulated Depreciation                                   (77,882)
                                                                  -----------
           Net                                                        149,413

     Deferred tax benefit (Note D)                                     34,411
                                                                  -----------
           TOTAL ASSETS                                           $ 1,389,149
                                                                  ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses :
           Accounts payable (Note E)                              $   477,467
           Accrued payroll                                              2,807
           Accured other                                               46,664
     Deferred revenue (Note F)                                        315,128
                                                                  -----------
           TOTAL CURRENT LIABILITIES                                  842,066

     COMMITMENTS (Note L)                                                  --

STOCKHOLDERS' EQUITY (Note H)

     Preferred stock, par value $.0001; 20,000,000
     shares authorized; 0 issued and outstanding                           --

     Common stock, par value $.0006, 120,000,000 shares
       authorized; issued and outstanding 25,445,318 at
       April 30, 2005                                                  15,267
     Additional paid-in capital                                     2,495,875
     Stock subscribed                                                      --
     Deficit accumulated during the development stage              (1,992,842)
     Accumulated other comprehensive (loss)
           (Primarily cumulative translation adjustment)               54,764
     Treasury stock at cost                                           (25,981)
                                                                  -----------
           TOTAL STOCKHOLDERS' EQUITY                                 547,083
                                                                  -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 1,389,149
                                                                  ===========

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Unaudited Consolidated Statements of Operations
For the Three and Six Months Ended April 30, 2005 and 2004, and
The Period August 24, 2000 (Date of Inception) to April 30, 2005
--------------------------------------------------------------------------------

                                                                                                            August 24, 2000
                                                    Three Months Ended              Six Months Ended         (Inception) to
                                                          April 30,                      April 30,             April 30,
                                              ----------------------------    ----------------------------    ------------
                                                  2005            2004             2005           2004            2005
                                              ------------    ------------    ------------    ------------    ------------
Revenue
      Net Sales                               $    540,203    $    280,869    $  1,692,255    $    542,627    $  4,765,047
      Services                                     195,730          43,899         403,412          73,563         641,968
                                              ------------    ------------    ------------    ------------    ------------
         Net revenue                               735,934         324,768       2,095,667         616,190       5,407,016
      Cost of goods sold                           384,670         240,721       1,281,393         409,295       3,682,946
                                              ------------    ------------    ------------    ------------    ------------
      Gross profit                                 351,264          84,047         814,274         206,895       1,724,070

Costs and Expenses
      Bank charges                                   2,618           4,525           8,566           8,140          14,334
      Communication                                 23,600          16,009          39,533          26,346          76,823
      Consulting fees                                   --           3,410              --           9,276          90,302
      Meals and entertainment                        8,603           7,527          14,961          11,410          36,013
      Depreciation and amortization                 10,397           1,442          21,653           6,691          96,919
      Marketing and promotion                       13,828              80          31,527           5,281          74,001
      Office                                        61,557          11,953         130,811          30,090         370,337
      Professional fees                            107,961          48,373         190,763         112,418         489,005
      Investor relations                            29,227          73,103          44,240          74,856         160,771
      Write down of furniture and equipment             --              --              --              --           4,298
      Salaries and wages                           456,450         133,893         780,900         228,343       1,723,716
      Employee benefits                             11,933              --          24,537              --          56,240
      Travel                                        53,435          27,155          90,110          49,753         271,637
      Tax and licenses                               2,572           7,846           2,572           7,846          32,400
      Research and development                         679           1,150             893           1,150         314,736
      Directors compensation                        27,612         177,519          27,612         177,519         224,766
      Bad debt expense                                  --              --              --                          32,000
      Foreign currency (gain)/loss                  38,980              --          42,165                          42,165
      Interest expense                                  --             862              --           1,227          18,005
                                              ------------    ------------    ------------    ------------    ------------
      Total expenses                               849,451         514,847       1,450,841         750,346       4,128,466
                                              ------------    ------------    ------------    ------------    ------------
Loss from operations                              (498,188)       (430,800)       (636,567)       (543,451)     (2,404,396)
Gain on forgiveness of debt                             --              --              --              --         169,441
                                              ------------    ------------    ------------    ------------    ------------
      Total other income                                --              --              --              --         169,441
Earnings before taxes                             (498,188)       (430,800)       (636,567)       (543,451)     (2,234,955)
Benefit for income taxes                                                                                          (242,113)
                                              ------------    ------------    ------------    ------------    ------------
NET EARNINGS (LOSS)                           $   (498,188)   $   (430,800)   $   (636,567)   $   (543,451)   $ (1,992,842)
                                              ============    ============    ============    ============    ============
      Net (loss) per common share
      Basic and diluted                       $     (0.020)   $     (0.020)   $     (0.026)   $     (0.025)
                                              ============    ============    ============    ============
      Weighted average common shares
      outstanding
      Basic and diluted                         25,226,574      22,070,512      24,958,074      21,409,044

      The average shares listed below
      were not included in the computation
      of diluted losses per share because
      to do so would have been antidilutive
      for the periods presented:
        Stock options                            1,992,909         589,856       1,990,513         294,928
        Warrants                                 2,299,999       1,966,669       3,100,000       2,925,001

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholder's Equity
For the Period August 24, 2000 (Date of Inception) to April 30, 2005
--------------------------------------------------------------------------------


                                                       Preferred Stock                    Common Stock
                                                  ------------------------- ---------------------------------------    Additional
                                                   Number of                   Number of                                Paid-in
                                                    Shares        Amount        Shares        Amount    Subscribed      Capital
                                                  -----------  ------------ -------------- ------------ ----------- ---------------
BALANCES August 24, 2000                           $       -     $       -              -            -           -               -
Shares issued during the period                                                10,000,000        6,000                      (5,991)

Net loss
                                                  -----------  ------------ -------------- ------------ ----------- ---------------
BALANCES October 31, 2001                                  -             -     10,000,000        6,000                      (5,991)

Issuance of preferred stock for debt                  25,882       169,440
Issuance of common stock for cash                                               3,333,300        2,000                     211,882
Issuance of common stock for services                  3,333                      341,900          205                        (205)

Foreign Currency
      Translation Adjustment
Net loss
                                                  -----------  ------------ -------------- ------------ ----------- ---------------
BALANCES October 31, 2002                             29,215       169,440     13,675,200        8,205                     205,686

Shares issued during the period
      Shares issued for services                                                  350,600          210                       8,764
      Shares Issued for Superclick Networks, Inc.
           acquisition (Note J)                                                 5,516,667        3,310                     125,145
      Preferred shares converted to debt             (29,215)     (169,440)

Foreign Currency Translation Adjustment
Net (loss) profit
                                                  -----------  ------------ -------------- ------------ ----------- ---------------
BALANCES October 31, 2003                                  -             -     19,542,467       11,725                     339,595

Shares issued during the period
      Shares issued for cash
        range ($0.18-$0.45 per share)                                           4,033,329        2,420                   1,201,070
      Shares issued for services                                                  621,206          373                     314,781
      Stock options granted                                                                          -                     134,822
      Stock subscribed                                                                                     232,000
Foreign Currency Transalation Adjustment
Net loss
                                                  -----------  ------------ -------------- ------------ ----------- ---------------
BALANCES October 31, 2004                                  -             -     24,197,002       14,518     232,000       1,990,268

Shares issued during the period
      Shares issued for cash
         (range $0.18-$0.45 per share)                                          1,166,665          700                     312,300
      Shares issued for services                                                   29,690           18                      27,594
      Stock options exercised                                                     110,625           66                      55,246
      Treasury stock received for
         cashless option exercises                                                (58,664)         (35)                    (29,297)
      Stock options granted                                                                                                139,764
      Stock subscribed                                                                                    (232,000)

Foreign Currency Translation Adjustment
Net (loss) profit
                                                  -----------  ------------ -------------- ------------ ----------- ---------------
BALANCES April 30, 2005                                    -             -     25,445,318    $  15,267   $       -     $ 2,495,875
                                                  ===========  ============ ============== ============ =========== ===============

                                                     Deficit
                                                   Accumulated        Accumulated
                                                    during the           Other                       Total
                                                   Developmental     Comprehensive    Treasury   Stockholders'
                                                       Stage         Income (loss)      Stock       Equity
                                                  ----------------- -------------- ----------- ---------------
BALANCES August 24, 2000                                         -                                          -
Shares issued during the period                                                                             9

Net loss                                                   (67,679)                                   (67,679)
                                                  ----------------- -------------- ----------- ---------------
BALANCES October 31, 2001                                  (67,679)             -           -         (67,670)

Issuance of preferred stock for debt                                                                  169,440
Issuance of common stock for cash                                                                     213,882
Issuance of common stock for services                                                                       -

Foreign Currency
      Translation Adjustment                                               (4,918)                     (4,918)
Net loss                                                  (234,382)                                  (234,382)
                                                  ----------------- -------------- ----------- ---------------
BALANCES October 31, 2002                                 (302,061)        (4,918)          -          76,352

Shares issued during the period
      Shares issued for services                                                                        8,974
      Shares Issued for Superclick Networks, Inc.
           acquisition (Note J)                                                                       128,455
      Preferred shares converted to debt                                                             (169,440)

Foreign Currency Translation Adjustment                                    (2,558)                     (2,558)
Net (loss) profit                                          (74,819)                                   (74,819)
                                                  ----------------- -------------- ----------- ---------------
BALANCES October 31, 2003                                 (376,880)        (7,476)          -         (33,036)

Shares issued during the period
      Shares issued for cash
        range ($0.18-$0.45 per share)                                                               1,203,490
      Shares issued for services                                                                      315,154
      Stock options granted                                                                           134,822
      Stock subscribed                                                                                232,000
Foreign Currency Transalation Adjustment                                   25,120                      25,120
Net loss                                                  (979,395)                                  (979,395)
                                                  ----------------- -------------- ----------- ---------------
BALANCES October 31, 2004                               (1,356,275)        17,644           -         898,155

Shares issued during the period
      Shares issued for cash
         (range $0.18-$0.45 per share)                                                                313,000
      Shares issued for services                                                                       27,612
      Stock options exercised                                                                          55,313
      Treasury stock received for
         cashless option exercises                                                    (25,981)        (55,313)
      Stock options granted                                                                           139,764
      Stock subscribed                                                                               (232,000)

Foreign Currency Translation Adjustment                                    37,120                      37,120
Net (loss) profit                                         (636,567)                                  (636,567)
                                                  ----------------- -------------- ----------- ---------------
BALANCES April 30, 2005                               $ (1,992,842)      $ 54,764   $ (25,981)      $ 547,083
                                                  ================= ============== =========== ===============

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Unaudited Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended January 31, 2005, and 2004, and
The Period August 24, 2000 (Date of Inception) to April 30, 2005
--------------------------------------------------------------------------------

                                                                                                          August 24, 2000
                                                    Three Months Ended             Six Months Ended        (Inception) to
                                                          April 30,                     April 30,            April 30,
                                               --------------------------    --------------------------   ---------------
                                                   2005           2004           2005           2004           2005
                                               -----------    -----------    -----------    -----------    -----------
Net Gain/(Loss)                                $  (498,188)   $  (430,800)   $  (636,567)   $  (543,451)   $(1,992,842)
Other Comprehensive Income (Loss)                       --             --             --             --             --
     Foreign Currency Translation Adjustment        (8,566)       (13,873)        37,120        (24,466)        54,764
                                               -----------    -----------    -----------    -----------    -----------
Net Comprehensive (Loss)                       $  (506,754)   $  (444,673)   $  (599,447)   $  (567,917)   $(1,938,078)
                                               ===========    ===========    ===========    ===========    ===========

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows For the Three and Six Months Ended
April 30, 2005 and 2004, and The Period August 24, 2000 (Date of Inception) to April 30, 2005
--------------------------------------------------------------------------------

                                                                                                              August 24, 2000
                                                        Three Months Ended             Six Months Ended        (Inception) to
                                                              April 30,                     April 30,            April 30,
                                                     --------------------------    --------------------------    -----------
                                                         2005           2004           2005           2004           2005
                                                     -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                         $  (498,188)   $  (430,800)   $  (636,567)   $  (543,451)   $(1,992,842)
    Adjustments to reconcile net loss
       to net cash used by operating activities:
        Depreciation                                      10,397          1,442         21,653          6,692         80,178
        Compensation expense on intrinsic value of
          options issued                                  92,446          4,203        139,764          4,203        274,586
        Stock issued for services                         27,612             --         27,612             --        351,740
        Deferred tax benefit                                  --             --             --             --        (35,432)
        Abondonment of furniture and equipment                --             --             --             --          4,383
CHANGES IN CURRENT ASSETS AND CURRENT
    LIABILITIES: (Net of effect of acquisition)
    (Increase) decrease in current assets:
        Accounts receivable                              104,740       (161,194)       274,157       (374,966)      (825,516)
        Other receivables                                     --        (27,307)        21,937        (23,998)       (60,392)
        Prepaid expenses                                   6,918        (39,475)        (6,443)       (31,728)       (30,470)
        Inventory                                        (89,851)       (46,879)       169,803        (44,869)      (203,920)
    Increase (decrease) in current current
      liabilities:
        Accounts payable and accrued expenses             41,633        117,255       (329,426)       148,015        485,424
        Accrued payroll                                    2,807          1,089         (9,490)       (29,759)         2,733
        Accrued other                                     (5,114)        47,951         19,470         51,228
        Deferred revenue                                 (10,900)            --       (195,323)            --        319,871
                                                     -----------    -----------    -----------    -----------    -----------
        NET CASH USED FOR OPERATING ACTIVITIES          (312,386)      (586,780)      (474,373)      (870,391)    (1,578,430)
CASH FLOWS FROM INVESTING ACTIVITIES:
        Stock issued to acquire subsidiary                    --             --             --             --        128,455
        Acquisition of furniture and equipment           (13,211)       (24,853)       (22,428)       (27,740)      (238,372)
                                                     -----------    -----------    -----------    -----------    -----------
        NET CASH USED FOR INVESTING ACTIVITIES           (13,211)       (24,853)       (22,428)       (27,740)      (109,917)
CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of common stock                              81,000        899,519         81,000      1,247,519      1,730,381
        Repayment of Note payable                             --             --             --        (23,143)            --
                                                     -----------    -----------    -----------    -----------    -----------
        NET CASH PROVIDED  BY FINANCING ACTIVITIES        81,000        899,519         81,000      1,224,376      1,730,381
    EFFECT OF EXCHANGE RATE CHANGES ON CASH              (13,837)        (4,273)        42,397        (12,147)        60,041
                                                     -----------    -----------    -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH                         (258,434)       283,613       (373,404)       314,098        102,075
CASH, beginning of period                                360,509         49,808        475,479         19,323             --
                                                     -----------    -----------    -----------    -----------    -----------
CASH, end of period                                  $   102,075    $   333,421    $   102,075    $   333,421    $   102,075
                                                     ===========    ===========    ===========    ===========    ===========
    Interest paid                                    $        --    $        --    $        --    $        --    $     2,344
    Taxes paid                                       $     2,572    $        --    $     2,572    $        --    $     3,372
Other non-cash investing and financing activities:
    Shares issued for services                       $    27,612    $   240,019    $    27,612    $   240,019    $   351,740
    Shares issued for acqusition                     $        --    $        --    $        --    $        --    $   128,455

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
                                                                   =========

                                Superclick, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  (Restatement)
                    For The Three Months Ended April 30, 2005

Note A-Organization And Summary Of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Superclick, Inc. as of April 30, 2005 and for the three and six month periods ended April 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-K for the year ended October 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

In October, 2003, Superclick, Inc (formerly Grand Prix Sports, Inc.) completed an acquisition of Superclick Networks, Inc. The acquisition was accounted for as a recapitalization effected by a reverse merger, wherein Superclick Networks, Inc. is considered the acquirer for accounting and financial reporting purposes (collectively, Superclick Inc. and Superclick Networks Inc. are referred to hereinafter as the "Company"). The pre-merger assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. The accumulated deficit of Superclick Networks, Inc. has been brought forward, and common stock and additional paid-in-capital of the combined company have been retroactively restated to give effect to the exchange rates as set forth in the merger agreement.

Superclick Networks, Inc. was organized on August 24, 2000, in Montreal, Quebec,
Canada.  For  purposes  of  the  financial   reporting  of  our  reverse  merger
acquisition, the date of inception is considered to be August 24, 2000.

The Company is in the business of providing and installing broadband high speed Internet connection equipment and IP ("Internet Protocol") infrastructure management systems with 24x7x365 help desk support to hotels, multi dwelling units ("MDU's") and universities on a worldwide basis.

Superclick, Inc. has been in the development stage since its incorporation under the laws of the state of Washington on June 3, 1999, and it has historically operated as a holding company.

On October 6, 2003 the Superclick, Inc. amended its articles of incorporation by changing the name of the Company from Grand Prix Sports, Inc. to "Superclick, Inc." to more accurately reflect the nature of its business after the recapitalization and reverse merger.

Pursuant to a share purchase agreement dated October 7, 2003, the Superclick, Inc. acquired 100% of the issued and outstanding shares of Superclick Networks, Inc. from its shareholders. In consideration for acquiring all of the Superclick Network's shares Superclick, Inc. issued to its previous shareholders 14,025,800 shares of Superclick, Inc.'s common stock. As a result of the acquisition, the former shareholders of Superclick Networks, Inc. held immediately after the acquisition 71.7% of the issued and outstanding shares of Superclick, Inc.'s common stock. The remaining 28.3% were held by Superclick, Inc.'s (formerly Grand Prix Sports, Inc.) shareholders.

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

Superclick, Inc. changed its year-end to October 31 to coincide with the year-end of Superclick Networks, Inc.

Superclick Inc's plan of business is committed to the commercialization activities of the Superclick Network, Inc.'s products, with an emphasis on broadening its market penetration and building product and brand awareness amongst its target customer base. Superclick, Inc. intends to grow its revenue stream through the sale of Superclick Network Inc.'s products and services such that it can reasonable support its operating expenses through cashflow.

In order to support its business plan, Superclick, Inc. will continue to rely on equity financing, and might also seek additional debt financing. There can be no assurance that any such additional financing will be available on terms, in amounts, or at timing acceptable to the Company, if available at all.


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

Advertising

The Company expenses all advertising as incurred. From August 4, 2000 (date of inception) through April 30, 2005, the Company incurred approximately $74,001 in for marketing and advertising expense. For the year ended October 31, 2004 the Company incurred approximately $25,984 in marketing and advertising expense. During the three and six months ended April 30, 2005, the Company incurred approximately $13,828 and $31,527, respectively for marketing and advertising expense.

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

Intangible assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                                   April 30, 2005
                         -------------------------------------------------------------------
                         Gross Intangible                                         Net
                              Assets          Accumulated Amortization     Intangible Assets
                         ----------------     ------------------------     -----------------
Other intangibles               500                     500                        0


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

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. For the three months ended April 30, 2005, two customers individually accounted for 19% and 11%, respectively, of accounts receivable. No other customers accounted for more than 10% of accounts receivable as of April 30, 2005.

During the three months ended April 30, 2005, the Company's two largest customers accounted for 28% and 18% of sales respectively.

For the three months ended April 30, 2005, approximately 29% of the Company's net sales were made to customers outside the United States.

The Company is dependent on third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment. For the three months ended April 30, 2005, The Company's five largest suppliers accounted for 62% of product and service purchases. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at April 30, 2005, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE B - INVENTORIES

Inventories are comprised of computer equipment and are stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at April 30, 2005.

                Computer equipment           $  188,838
                Inventory in transit             22,119
                Provision for losses            (10,704)
                                             ----------
                                             $  200,253
                                             ==========

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2005:

                Furniture & fixtures         $   96,038
                Computer hardware                87,016
                Leasehold improvements           25,303
                Fabrication mold and dye         18,100
                Computer software                   838
                                             ----------
                                                227,295
                Accumulated depreciation        (77,882)
                                             ----------
                Fixed assets, net            $  149,413
                                             ==========

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

                     United States Corporation Income Taxes

             Year of Loss                    Amount        Expiration Date
             ------------                    ------        ---------------
           October 31, 2004                $901,320        October 31, 2024
           October 31, 2003                  68,638        October 31, 2023
          December 31, 2002                  10,534       December 31, 2022
          December 31, 2001                 181,335       December 31, 2021
          December 31, 2000                  88,027       December 31, 2020
          December 31, 1999                  18,936       December 31, 2019
                                       -------------
                                         $1,268,790
                                       =============

The expiration dates for U.S. net operating losses (NOL) may be extendable under
Section 381 of the U.S. Internal Revenue Code.

                     Canadian Income Taxes (Stated in CAD)

             Year of Loss                    Amount        Expiration Date
             ------------                    ------        ---------------
           October 31, 2004                $102,989        October 31, 2011
           October 31, 2003                   5,322        October 31, 2010
           October 31, 2002                 350,910        October 31, 2009
           October 31, 2001                  24,879        October 31, 2008
                                       -------------
                                           $484,100
                                       =============

Superclick Networks, Inc. generated research and development tax credits for the years ended October 31, 2004 and 2003 of $83,129 and $66,445, respectively.

For the year ended October 31, 2004 Superclick Networks recognized $47,697 as receivable for research and development and accrued $35,432 as a deferred tax benefit created by research and development activities that occurred during the fiscal year ended October 31, 2004. No valuation allowance has been recorded in connection with the deferred tax benefit as it is the opinion of management that they will have the ability to utilize it in the future.

NOTE E - ACCOUNTS PAYABLE

Accounts payable at April 30, 2005 consisted of $5,431 in professional fees and $472,036 in trade Payables. There was no consulting fees payable, or taxes payable.

NOTE F - DEFERRED REVENUE

Deferred revenue is recorded in a manner consistent with the Company's revenue recognition policy. The Company generally enters into one year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance. The Company defers such payment and recognizes revenue ratably over the contract period. As of April 30, 2005, the Company's deferred revenue balance was $315,128. For the three months ended April 30, 2005, the Company recognized $170,615 in upgrade and maintenance revenue.

NOTE G - GOING CONCERN AND MANAGEMENT'S PLANS

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

NOTE H - PREFERRED AND COMMON STOCK

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

During the quarter ended April 30, 2004 966,665 of series "B" Warrants were exercised at $.24 per share, resulting in $232,000 net proceeds to the Company and the issuance of 966,665 restricted common shares. The shares were issued subsequent to year end and are classified as stock subscribed in Stockholder's Equity. As of April 30, 2005 all stock subscribed was issued.

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

During the quarter ended April 30, 2005 and pursuant to the April 6, 2004 financing, which the board had previously in a resolution extended through April 1, 2005, the Company issued 200,000 shares of Common Stock in exchange for net proceeds of $81,000. Attached to this issuance were 200,000 Common Stock A Warrants with an exercise price of $0.60 per share.

During the quarter ended April 30, 2005, three employees exercised their vested options by utilizing the option's cashless feature whereby the exercise price of the common stock received is paid for with a portion of the shares exercised and which shares are returned to the company as Treasury Stock in lieu of cash. In total, 111,875 options were exercised with 51,961 shares of common stock issued to the optionees and 58,664 shares of common stock issued in the name of Superclick with $25,981 recorded to Treasury Stock.

On March 3, 2005 the Board of Directors took the following actions:

o Increased the employee stock option pool established by the employee stock option plan to 3,500,000 from 2,000,000.
o Ratified John Glazik's options into the pool established by the employee stock option pool. On March 8, 2005 the company issued the following shares to Directors for services rendered.

                      Todd M. Pitcher                   6,250
                      George Vesnaver                   4,688
                      Hugh Renfro                       4,688
                      Jacobo Melcer                     4,688
                      Robert MacFarlane                 4,688
                      Paul Gulyas                       4,688
                                                      -------
                      Total                            29,690
                                                      =======

NOTE I - WARRANTS

At April 30, 2005 the Company had 2,299,999 "A" Warrants outstanding and 966,668 "B" Warrants entitling the holder thereof the right to purchase one common share for each warrant held as follows:

                                        Exercise
  Warrant           Number of           Price Per            Expiration
   Class             Warrants            Warrant                Date
------------      ---------------      ------------       ------------------

     B                   386,668            $ 0.24                   9/9/06
     B                   193,333            $ 0.24                  9/29/06
     B                   193,333            $ 0.24                 10/15/06
     B                   193,334            $ 0.24                 10/22/06
                  ---------------
                         966,668

     A                    55,555            $ 0.60                  4/14/07
     A                   444,444            $ 0.60                  4/19/07
     A                   100,000            $ 0.60                  4/19/07
     A                   100,000            $ 0.60                  4/23/07
     A                   100,000            $ 0.60                  4/29/07
     A                   100,000            $ 0.60                  4/29/07
     A                   100,000            $ 0.60                  4/29/07
     A                   100,000            $ 0.60                   5/7/07
     A                   200,000            $ 0.60                  5/10/07
     A                   100,000            $ 0.60                  5/11/07
     A                   100,000            $ 0.60                  5/12/07
     A                   100,000            $ 0.60                  5/17/07
     A                    11,000            $ 0.60                  5/24/07
     A                   100,000            $ 0.60                  5/24/07
     A                   200,000            $ 0.60                   6/2/07
     A                   100,000            $ 0.60                  6/16/07
     A                    89,000            $ 0.60                  6/17/07
     A                   200,000            $ 0.60                  3/29/08
                  ---------------
Total                  2,299,999

                       3,266,667
                  ===============


NOTE J - STOCK INCENTIVE PLAN

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

On March 4, 2004, the Company awarded its CEO a non-qualified stock option to purchase 884,784 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of March 3, 2010. The options vest and become exercisable at a rate of 38,866 per month over a twenty-four month period. See "Subsequent Events" below.

On June 1, 2004, the Company awarded employees non-qualified stock options to purchase 720,000 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of June 1, 2010. The options vest and become exercisable at a rate of 90,000 per quarter over a twenty-four month period.

On September 1, 2004, the Company awarded its CFO a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.65 per share with an expiration date of September 1, 2010. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period. See "Subsequent Events" below.

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

The following table summarizes the Company's stock option activity for the quarter ended April 30, 2005:

                                                            2005
                                             ----------------------------------
                                                              Weighted Average
                                                Shares         Exercise Price
                                             -------------   ------------------
      Outstanding at beginning of period        2,029,784              $ 0.53
      Granted                                           -                   -
      Exercised                                   111,875                0.50
      Forfeited                                         -                   -
      Outstanding at end of quarter             1,917,909              $ 0.56
                                              ============          ==========
      Options exerciseable at quarter end         775,716
                                              ============


The following table summarizes information about the Company's stock options outstanding at April 30, 2005:

                                  Options Outstanding                                    Options Exercisable
                 -----------------------------------------------------          ---------------------------------
                     Number             Weighted             Weighted                                  Weighted
  Range of        Outstanding            Average             Average                                    Average
  Exercise        At April 30,        Contractural           Exercise               Number             Exercise
   Prices             2005            Life (years)            Price              Outstanding             Price
--------------    -----------          -----------          ----------          ------------         ------------
       $ 0.50         884,784                 0.84              $ 0.50               479,258               $ 0.50
         0.50         608,125                 1.09                0.50               188,125                 0.50
         0.65         300,000                 1.34                0.65                87,500                 0.65
         0.60         125,000                 1.61                0.60                20,833                 0.60
                  -----------          -----------          ----------          ------------         ------------
Total               1,917,909                 1.05              $ 0.53               775,716               $ 0.52
                  ===========          ===========          ==========          ============         ============

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

During the three and six months ended April 30, 2005, the Company recognized compensation expense of $92,446 and $139,764, respectively. To date the Company has recognized compensation expense in the amount of $274,586.

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the three months ended April 30, 2005 would have been:

                                       Three months            Three months
                                   Ended April 30, 2005     Ended April 30, 2004
                                   --------------------     --------------------
Net loss as reported                     ($498,188)              ($430,800)
Pro forma                                ($514,884)              ($453,873)
Net loss per share, as reported            ($0.020)                ($0.020)
Pro forma                                  ($0.020)                ($0.021)

No options were granted during the quarter ended April 30, 2005.

NOTE K - RELATED PARTY TRANSACTION

During  the year  ended  October  31,  2004  the  Board  of  Directors  passed a
resolution   to   compensate   its  Board  members  for  service  on  the  Board
("Non-Employee Director's Compensation"). Pursuant to the terms of the resolution, the Company pays each of its non-employee directors stock in lieu of $15,000 annual fees, with piggy-back registration rights, based on the price of the stock at close on the first day of trading in the new fiscal year. Also pursuant to the terms of the resolution, the Company pays its Chairman, Todd M. Pitcher, stock in lieu of $20,000 annual fees, with piggy-back registration rights. The stock is issued in equal parts on a quarterly basis. During the year ended October 31, 2004, the Company awarded 296,206 restricted shares of its common stock to directors totaling $197,154.

Mr. Pitcher, Chairman of the Company, provides consulting services to the Company in exchange for monthly compensation of $2,000 and related expenses, in addition to the stock awarded to Board members for service on the Board as mentioned above. Subsequent to year end the stock compensation of the Chairman was increased from $15,000 to $20,000 annually.

During the year ended October 31, 2004 the Company paid for services to companies with affiliations to certain Board of Director members. The Company paid for public relations, investor relations and marketing services to two companies with whom the Chairman of the Board is affiliated. Total compensation to these two companies was $47,995 in cash and 250,000 shares of common stock valued at $62,500. Additionally, the Company paid for administrative services to a company affiliated with one of its Board members totaling $19,720. Finally, a former officer and member of the Board were compensated in the form of stock for consulting services rendered totaling $55,500.

During the year ended October 31, 2004, the Company engaged in a business relationship resulting in sales of approximately $570,000 to a company whose IT Director also served as a member of the Board of Directors of the Company during the fiscal year.

During the year ended October 31, 2003, and prior to the acquisition, three shareholders of Superclick Networks, Inc. (SNI) converted preferred shares of Superclick Networks into debt and then cancelled the debt. Superclick Networks recognized a gain of $169,441 on the loan forgiveness.

NOTE L - COMMITMENTS

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company has also entered into non-cancelable operating leases for office equipment, computers and a vehicle at monthly payments of $634. Future lease payments under these operating leases are as follows:

            Year Ended October 31,
            2005                                     $      28,296
            2006                                            55,484
            2007                                            55,011
            2008                                            52,937
            2009                                            48,525
                                                     -------------
                                                     $     240,253
                                                     =============

The Company incurred $18,326 in rent expense during the three months ended April 30, 2005. We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE M - SUBSEQUENT EVENTS

On May 7, 2005, 100,000 A Warrants with an exercise price of $0.60 were exchanged for 100,000 shares of Common Stock resulting in net proceeds to the Company of $60,000.

As reported in the 8-K filed with the SEC on May 2, 2005:

      o On April 28, 2005, the Company and John Glazik mutually agreed to terminate Mr. Glazik's position as President and Chief Executive Officer and to close its executive offices in Dallas, Texas due to the Company's decision to relocate its administrative center to its operations in Montreal. Pursuant to Mr. Glazik's stock option grant, at the time of departure from the Company, 589,856 shares had vested. The remaining 294,928 shares available to Mr. Glazik according to the terms of the stock option grant were canceled.

      o On April 28, 2005, Superclick, Inc. and Claude Smith mutually agreed to terminate Mr. Smith's position as Chief Financial Officer and to close its executive offices in Dallas, Texas due to the Company's decision to relocate its administrative center to its operations in Montreal. Pursuant to Mr. Smith's stock option grant, at the time of departure from the Company, 137,500 shares had vested. The remaining 162,500 shares available to Mr. Smith according to the terms of the stock option grant were canceled.

      o Effective April 28, 2005 the Board of Directors appointed Sandro Natale to serve as interim Chief Executive Officer and Todd M. Pitcher to serve as interim Chief Financial Officer and Principal Accounting Officer of the Company. In order to support Mr. Pitcher's additional duties as interim CFO, the Company has established an office in La Jolla, California, where Mr. Pitcher resides.

      o Mr. Natale is a founder of Superclick, Inc. and has been VP of Business Development since its inception. Mr. Pitcher is the Chairman of Superclick, Inc. and has served in that capacity since January 2003.

NOTE N - RESTATEMENT

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

The following information presents the impact of the reverse merger as discussed above and the restatement of stockholders' equity on the Company's financial information as originally reported for the three months ended April 30, 2005:
Additionally, the restated financial statements reflect the deferral of revenue generated from maintenance and upgrade services based on contract period, the change in accounting for stock options from the fixed method to the variable method and the elimination of the loan forgiveness.

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheet
January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                                          January 31,    January 31,   January 31,
                                                                             2005           2005          2005
                                                                         -----------    -----------    -----------
                                                                        (Originally
                                                                          Reported)      (Restated)    (Difference)
                                     ASSETS
CURRENT ASSETS
              Cash                                                       $   360,509    $   360,509    $        (0)
              Accounts receivable                                            867,792        867,792             --
              R&D Tax credits receivable (Note E)                             81,179         81,179             --
              Sales tax refund receivable                                     28,976         28,976             --
              Inventory (Note B)                                             114,023        114,023             --
              Prepaid expenses                                                37,265         37,264             (1)
                                                                         -----------    -----------    -----------
                          TOTAL CURRENT ASSETS                             1,489,744      1,489,743             -1
                                                                         -----------    -----------    -----------

              Fixed assets (Note C)
                          Cost                                               217,637        217,637             --
                          Accumulated Depreciation                           (68,739)       (68,739)            --
                                                                         -----------    -----------    -----------
                          Net                                                148,898        148,898             --
                                                                         -----------    -----------    -----------

              Deferred tax benefit (Note E)                                   34,937         34,937             --
                                                                         -----------    -----------    -----------

              Goodwill                                                     1,218,606             --     (1,218,606)
                                                                         -----------    -----------    -----------

                          TOTAL ASSETS                                   $ 2,892,185    $ 1,673,578    $(1,218,607)
                                                                         ===========    ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable and accrued expenses :
                          Accounts payable (Note D)                      $   439,802    $   439,802    $        --
                          Accured other                                       50,226         50,226             --
              Deferred revenue                                                    --        330,771        330,771
                                                                         -----------    -----------    -----------
                          TOTAL CURRENT LIABILITIES                          490,028        820,799        330,771
                                                                         -----------    -----------    -----------

              COMMITMENTS (Note K)                                                --

STOCKHOLDERS' EQUITY (Note G)

              Preferred stock, par value $.0001; 20,000,000
                shares authorized; 0 issued and outstanding                       --                            --
              Common stock, par value $.0006,                                 15,098         15,098             --
              Additional paid-in capital                                   3,591,539      2,269,006     (1,322,533)
              Stock subscribed                                                    --                            --
              Deficit accumulated during the development stage            (1,281,919)    (1,494,655)      (212,736)
              Accumulated other comprehensive (loss)
                          (Primarily cumulative translation adjustment        77,439         63,330        (14,109)
                                                                         -----------    -----------    -----------
                          TOTAL STOCKHOLDERS' EQUITY                       2,402,157        852,779     (1,549,378)
                                                                         -----------    -----------    -----------
                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 2,892,185    $ 1,673,578    $(1,218,607)
                                                                         ===========    ===========    ===========

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
For the Three Months Ended January 31, 2005 and 2004, and
The Period August 24, 2000 (Date of Inception) to January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                                                                       August 24,      August 24,
                                                                                       June 3, 1999       2000            2000
                                          Three Months   Three Months   Three Months   (Inception)    (Inception)     (Inception)
                                             Ended          Ended          Ended            to             to              to
                                          January 31,    January 31,    January 31,    January 31,    January 31,     January 31,
                                          -----------    -----------    ----------    ------------    ------------    ------------
                                              2005           2005          2004            2005           2005             2005
                                          -----------    -----------    ----------    ------------    ------------    ------------
                                          (Originally                                  (Originally
                                           reported)     (Restated)    (Difference)      Reported)     (Restated)     (Difference)
Revenue
   Net Sales                              $ 1,437,363    $ 1,152,051    $ (285,312)   $  4,231,825    $  4,224,844    $     (6,981)
   Services                                        --        207,682       207,682         446,238         446,238
   Cost of goods sold                         896,723        896,723            --       2,742,477       3,298,276         555,799
                                          -----------    -----------    ----------    ------------    ------------    ------------
   Gross profit                               540,640        463,010       (77,630)      1,489,348       1,372,806        (116,542)

Costs and Expenses
   Loss on equity method investment                --             --            --          90,000              --         (90,000)
   Bank charges                                 5,948          5,948            --          11,880          11,716            (164)
   Communication                               15,932         15,932            --          53,820          53,222            (598)
   Consulting fees                                 --             --            --          79,228          90,303          11,075
   Meals and entertainment                      6,358          6,358            --          57,819          27,410         (30,409)
   Depreciation and amortization               11,256         11,256            --          36,258          86,522          50,264
   Marketing and promotion                     17,699         17,699            --          74,712          60,173         (14,539)
   Office                                      69,254         69,254            --         271,621         308,780          37,159
   Professional fees                           82,802         82,802            --         522,242         381,044        (141,198)
   Investor relations                          15,014         15,014            --         160,274         131,545         (28,729)
   Loss due to license revisions                   --             --            --           4,639              --          (4,639)
   Write down of furniture and equipment           --             --            --           4,668           4,297            (371)
   Salaries and wages                         329,229        324,451        (4,778)        909,673       1,267,266         357,593
   Employee benefits                           12,603         12,603            --          29,550          44,306          14,756
   Travel                                      36,675         36,675            --         162,017         218,202          56,185
   Tax and licenses                                --             --            --           7,665          29,828          22,163
   Research and development                       213            213            --          39,380         314,056         274,676
   Directors compensation                          --             --            --         197,154         197,154              --
   Bad debt expense                                --             --            --          32,000          32,000              --
   Write down of intangible asset                  --             --            --         136,000              --        (136,000)
   Foreign currency (gain)/loss                 3,185          3,185            --           3,186           3,186              --
   Interest expense                                --             --            --           6,345          18,005          11,660
                                          -----------    -----------    ----------    ------------    ------------    ------------
   Total expenses                             606,168        601,390        (4,778)      2,890,131       3,279,015         388,884
                                          -----------    -----------    ----------    ------------    ------------    ------------
Loss from operations                          (65,528)      (138,380)     (112,650)     (1,400,783)     (1,906,209)       (505,426)
Gain on sale of investment                         --             --            --          80,000              --         (80,000)
Gain on forgiveness of debt                        --             --            --          38,864         169,441         130,577
                                          -----------    -----------    ----------    ------------    ------------    ------------
   Total other income                              --             --            --         118,864         169,441          50,577
Earnings before taxes                         (65,528)      (138,380)      (72,852)     (1,281,919)     (1,736,768)       (454,849)
Benefit for income taxes                           --             --            --              --        (242,113)       (242,113)
                                          -----------    -----------    ----------    ------------    ------------    ------------
NET EARNINGS (LOSS)                       $   (65,528)   $  (138,380)   $  (72,852)   $ (1,281,919)   $ (1,494,655)   $   (212,736)
                                          ===========    ===========    ==========    ============    ============    ============
   Net (loss) per common share
   Basic and diluted                      $    (0.003)   $    (0.006)   $   (0.003)
                                          ===========    ===========    ==========

   Weighted average common shares
   outstanding
   Basic and diluted                       25,088,588     25,088,588    20,747,646

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

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Equity
For the Period August 24, 2000 (Date of Inception) to January 31, 2005 (Restatement)
--------------------------------------------------------------------------------

                                                         For the Period     For the Period     For the Period
                                                          June 3, 1999     August 24, 2000    August 24, 2000
                                                            (Date of           (Date of           (Date of
                                                         Inception) to      Inception) to      Inception) to
                                                          January 31,        January 31,        January 31,
                                                          ------------      ------------        ------------
                                                              2005              2005                 2005
                                                          ------------      ------------        ------------
                                                          (Originally
                                                            reported)        (Restated)          (Difference)
Common stock:
Shares issued for merger with Superclick Networks, Inc.
      Shares                                                14,025,800         5,516,667          (8,509,133)
      Amount                                              $      8,415      $      3,310        $     (5,105)
      Additional paid in capital                          $  1,236,520      $    125,145        $ (1,111,375)
Shares issued for acquistion of Nordic
      Shares                                                   166,667                --            (166,667)
      Amount                                              $        100      $         --        $       (100)
      Additional paid in capital                          $     89,900      $         --        $    (89,900)
Shares issued for license, net                                                                            --
      Shares                                                   416,666                --            (416,666)
      Amount                                              $        250      $         --        $       (250)
      Additional paid in capital                          $      9,750      $         --        $     (9,750)
   Shares issued for cash:
      Shares                                                 9,933,328         8,333,294          (1,600,034)
      Amount                                              $      5,960      $      5,000        $       (960)
      Additional paid in capital                          $  1,891,525      $  1,733,882        $   (157,643)
   Shares issued for services:
      Shares                                                   621,206        11,313,706          10,692,500
      Amount                                              $        373      $      6,788        $      6,415
      Additional paid in capital                          $    314,781      $    317,349        $      2,568
Common stock subscribed                                   $         --      $         --        $         --
Stock options granted                                     $    138,573      $    182,140        $     43,567
Fees related to share issuance                            $    (89,510)     $    (89,510)       $         --
Foreign Currency Translation Adjustment                   $     77,439      $     63,330        $    (14,109)
Accumulated Deficit through October 31, 2004              $ (1,281,919)     $ (1,494,655)       $   (212,736)
                                                          ------------      ------------        ------------
Total shareholders equity                                 $  2,402,157      $    852,779        $ (1,549,378)
                                                          ============      ============        ============

Total Common Stock
Shares                                                      25,163,667        25,163,667                  --
Amount                                                    $     15,098      $     15,098        $         --
Additional paid in capital                                $  3,591,539      $  2,269,006        $ (1,322,533)

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Unaudited Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended January 31, 2005, and 2004, and
The Period August 24, 2000 (Date of Inception) to January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                                                                          August 24,     August 24,
                                           Three Months   Three Months   Three Months    June 3, 1999       2004           2004
                                              Ended          Ended          Ended       (Inception) to (Inception) to (Inception) to
                                            January 31,    January 31,    January 31,     January 31,    January 31,    January 31,
                                            -----------    -----------    -----------    -----------    -----------    -----------
                                                2005          2004           2004            2005          2005            2005
                                            -----------    -----------    -----------    -----------    -----------    -----------
                                            (Originally                                  (Previously
                                              reported)     (Restated)    (Difference)      Stated)      (Restated)     (Difference
Net Gain/(Loss)                             $   (65,528)   $  (138,380)   $   (72,852)   $(1,216,391)   $(1,494,655)   $  (278,264)

Other Comprehensive Income (Loss)                    --             --             --             --             --

  Foreign Currency Translation Adjustment        40,528         45,686          5,158         77,439         63,330        (14,109)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Net Comprehensive (Loss)                    $   (25,000)   $   (92,694)   $   (67,694)   $(1,138,952)   $(1,431,325)   $  (292,373)
                                            ===========    ===========    ===========    ===========    ===========    ===========

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows For the Three Months Ended January 31, 2005 and 2004, and The Period August 24, 2000 (Date of Inception) to
January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                      Three        Three       Three       June 3,       August 24,     August 24,
                                                      Months       Months      Months        1999           2000           2000
                                                      Ended        Ended       Ended     (Inception)    (Inception)    (Inception)
                                                     January      January     January         to             to             to
                                                       31,          31,         31,      January 31,    January 31,    January 31,
                                                    ---------    ---------    --------   -----------    -----------    -----------
                                                       2005         2004        2004         2005          2005            2005
                                                    ---------    ---------    --------   -----------    -----------    -----------
                                                   (Originally                           (Originally
                                                     reported)   (Restated) (Difference)   reported)     (Restated)    (Difference)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       $ (65,528)   $(138,380)   $(72,852)  $(1,281,919)   $(1,494,655)   $  (212,736)
     Adjustments to reconcile net loss
        to net cash used by operating
        activities:
         Depreciation                                  11,256       11,256          --        30,897         69,781         38,884
         Amortization                                                                          5,361             --         (5,361)
         Compensation expense on intrinsic
           value of options issues                     52,096       47,318      (4,778)      138,573        182,142         43,569
         Stock issued for services                    315,154      324,128                                                   8,974
         License impairment agreement                                                          4,639             --         (4,639)
         Write down of goodwill                                                              136,000             --       (136,000)
         Deferred tax benefit                                                                (35,432)       (35,432)            --
         Abondonment of furniture and equipment                                                4,670          4,383           (287)
         Loss on investment                                                                   90,000             --        (90,000)
CHANGES IN CURRENT ASSETS AND CURRENT
     LIABILITIES: (Net of effect of
     acquisition)
     (Increase) decrease in current assets:
         Accounts receivable                          169,417      169,417          --      (724,974)      (930,256)      (205,282)
         Other receivables                             21,937       21,937          --        11,440        (60,392)       (71,832)
         Prepaid expenses                             (13,361)     (13,361)         --       (29,282)       (37,388)        (8,106)
         Inventory                                    259,654      259,654          --       (92,349)      (114,069)       (21,720)
     Increase (decrease) in current current
     liabilities:                                          --           --
         Accounts payable and accrued expenses       (371,060)    (371,060)         --       185,725        443,790        258,065
         Accrued payroll                              (12,297)     (12,297)         --       (65,978)           (74)        65,904
         Accrued other                                 47,951       47,951          --        59,552         51,228         (8,324)
         Deferred revenue                            (258,459)    (184,423)     74,036        (1,563)       330,771        332,334
                                                    ---------    ---------    --------   -----------    -----------    -----------
         NET CASH USED FOR OPERATING ACTIVITIES      (158,394)    (161,988)     (3,594)   (1,249,486)    (1,266,043)       (16,557)
CASH FLOWS FROM INVESTING ACTIVITIES:
         Stock issued for acquisition of subsidiary                                         (145,000)       128,455        273,455
         Acquisition of furniture and equipment        (9,217)      (9,217)         --      (140,498)      (225,161)       (84,663)
                                                    ---------    ---------    --------   -----------    -----------    -----------
         NET CASH USED FOR INVESTING ACTIVITIES        (9,217)      (9,217)         --      (285,498)       (96,706)       188,792
CASH FLOWS FROM FINANCING ACTIVITIES:
         Sale of common stock                                           --          --     1,807,975      1,649,381       (158,594)
         Repayment of Note payable                                      --          --            --             --             --
         Related party loan                                                                  (19,844)            --         19,844
                                                    ---------    ---------    --------   -----------    -----------    -----------
         NET CASH PROVIDED  BY FINANCING ACTIVITIES        --           --          --     1,788,131      1,649,381       (138,750)

     EFFECT OF EXCHANGE RATE CHANGES ON CASH           52,641       56,235       3,594       100,789         73,877        (26,912)
NET INCREASE (DECREASE) IN CASH                      (114,970)    (114,970)         --       353,937        360,509          6,572
CASH, beginning of period                             475,479      475,479          --            --             --             --
CASH acquired                                              --           --          --         6,572             --         (6,572)
                                                    ---------    ---------    --------   -----------    -----------    -----------
CASH, end of period                                 $ 360,509    $ 360,509    $     --   $   360,509    $   360,509    $         0
                                                    =========    =========    ========   ===========    ===========    ===========
Other non-cash investing and financing activities:
     License agreement acquired by issue of
       common stock                                 $      --    $      --    $     --   $    10,000    $        --    $   (10,000)
     Nordic Racing Limited acquired by issue
       of common stock                              $      --    $      --    $     --   $    90,000    $        --    $   (90,000)
     Forgiveness of related party loan              $      --    $      --    $     --   $    38,864    $        --    $   (38,864)
     Shares issued for services                     $      --    $      --    $     --   $   315,154    $   324,128    $     8,974
     Shares issued for acqusition                   $      --    $      --    $     --   $ 1,244,935    $   128,455    $(1,116,480)
     Interest paid                                  $      --    $      --    $     --   $     2,344    $     2,344    $        --
     Taxes paid                                     $      --    $      --    $     --   $       800    $       800    $        --

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  Company  derives  the  majority of its  revenue  from  installation  of its
Superclick Internet Access Management System (SIMS) and fees for the maintenance, continuing call center support, and improvements its customer's network infrastructure. Maintenance fees are tied to number or rooms served or access points in a client's facility. Due to the Company's reliance on installation and/or retrofit contracts, variations in revenue levels may cause fluctuations in quarterly results. Factors such as a client's commitment to providing internet access to their guests/tenants, general economic and industry conditions and other issues could affect the Company's revenue and quarterly earnings. Quarterly revenue and earnings of the Company may also be impacted by the size of individual contracts relative to the annual revenues of the Company.

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

Superclick offers turnkey installations to hospitality customers, making more cost effective and efficient for them to purchase our SIMS platform. Our plan is to strengthen our sales and marketing efforts in order to spread the word about our technology and we believe that these efforts will result in greatly increased company and product recognition.

Our strategy for winning also solidified as we changed the sales dynamic in the industry. In recognition of the growing trend for hoteliers to offer Internet services free of charge, and in anticipation of the potential scenario where the model of free Internet service is ubiquitous, Superclick installs an IP infrastructure management system that allows the customer to leverage their investment by promoting a growing suite of revenue generating IP services which are provided by our SIMS platform.


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

DEFERRED TAXES

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At October 31, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by $360,528 for the year ended October 31, 2004 assuming a tax rate of 40%.

OVERVIEW

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED APRIL 30, 2005 AND 2004

Net Sales for the three months ended April 30, 2005 and 2004 was $735,934 and $324,768, respectively. Net Sales for the six months ended April 30, 2005 and 2004 was $2,095,667 and $616,190, respectively. The three and six month increase of $411,166 and $1,479,477 represents a 127% and 240% increase, respectively, on a year over year basis and is directly attributable to the successful signing of significant contracts and completing those installations. Continued successes in gaining market acceptance of our product offering contributed to winning additional competitive contracts with high profile customers.

Selling, General and Administrative expenses for the three months ended April 30, 2005 and 2004 were $849,451 and $514,847 respectively. Selling, General and Administrative expenses for the six months ended April 30, 2005 and 2004 were $1,450,841 and $750,346 respectively.

The three and six month increase of $334,604 and $700,495 represents a 65% and 93% increase, respectively, on a year over year basis and is the result of additional personnel costs required to fulfill the successfully acquired contracts. The increased costs resulted from adding personnel required to support the deployment, delivery, and installation of our product which drove the increased sales volume. Additionally, other associated cost increases were incurred for infrastructure such as office space, communications, etc. Since there were more installations covering a larger geographic area travel costs also increased.

Net loss for the three months ended April 30, 2005 and 2004 was $498,188 and $430,800, respectively. Net loss for the six months April 30, 2005 and 2004 were $636,567 and $543,451 respectively. The three and six month increase in net loss of $67,388 and $93,116 represents a 16% and 17% increase, respectively, on a year over year basis and is due to higher costs related to professional fees, increased office expense due to expansion into larger facilities to accommodate growth, compensation of additional personnel and the expensing of stock options with less offset from lower than expected quarter revenues.

FINANCIAL CONDITION

From inception to April 30, 2005, we incurred an accumulated deficit of $1,992,842, and we expect to incur additional losses through the year ending October 31, 2005 and for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to expand operations, further commercialize our core products and to continue to look for opportunities to acquire synergistic businesses as well as continued losses of the subsidiary.

We have financed our operations since inception primarily through equity financing. During the three months ended April 30, 2005, we had a net decrease in cash of $258,434. Total cash resources as of April 30, 2005 was $102,075 compared with $360,509 at January 31, 2005.

During the year ended October 31, 2004, 1,933,333 of the series "A" Warrants were exercised at $.18 per share, resulting in $348,000 net proceeds to the Company and the issuance of 1,933,333 common shares that were included in an SB-2 registration declared effective by the Securities and Exchange Commission ("SEC") in February, 2004.

In addition, 966,665 series "B" Warrants were exercised at $.24 per share, resulting in $232,000 net proceeds to the Company and the issuance of 966,665 shares of common stock that were included in an SB-2 registration statement declared effective by the SEC in February 2004. The shares were issued subsequent to year end and are classified as stock subscribed in Stockholder's Equity. 966,668 "B" Warrants at $.24 per share remain unexercised as of April 30, 2005.

Also during the year ended October 31, 2004, the Company issued 2,000,000 shares of common stock, resulting in net proceeds to the Company of $900,000. Attached to each share of common stock issued pursuant to the financing is a warrant to purchase an additional share of the Company's common stock at $.60. The shares and attached warrants were included in an SB-2 registration declared effective by the SEC in August, 2004. As of April 30, 2005, 2,000,000 of the warrants associated with the financing remain unexercised.

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

As of April 30, 2005, a total of 20,363,074 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company's Interim President and Interim Chief Financial Officer (who is the principal accounting officer), both of whom were appointed in the interim capacity in April, 2005, to evaluate the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, it was determined that our internal controls over the revenue recognition of our accounting staff with respect to revenue recognition in conjunction with service contract revenue was deficient. Specifically, the deferral and amortization over the life of a contract was not performed. In addition, we identified that certain issued and outstanding options that permit "cashless exercise" should be subject to variable plan accounting treatment under applicable accounting standards. Accordingly, previously unrecognized compensation expense needed to be recognized as compensation expense in our previously issued financial statements under the Financial Accounting Standards Board's Interpretation 44, "Accounting for
Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (Issue Date 3/00).SEE NOTE I TO NOTES TO FINANCIAL STATEMENTS COMMENCING AT PAGE 17 OF THIS REPORT.

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


                                     Part II

ITEM 4. Exhibits And Reports On Form 10-QSB April 30, 2005

(A)  Exhibits

            99.1 CEO and CFO Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

(B) Reports On Form 10-QSB 1-31. None

            None

ITEM 5.   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        Superclick, Inc.

                                                        /s/ Sandro Natale
                                                        ------------------------
                                                        Name: Sandro Natale
                                                        Title: Interim CEO