Form 10QSB/A
period 2005-01-31
SUPERCLICK INC
filed 2005-08-15
CIK 1104891

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

                        Commission File Number 333-31238


                                Superclick, Inc.
              ----------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)


               Washington                                 52-2219677
      ------------------------------                  ------------------
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


                                EXPLANATORY NOTE

This Amendment No. 3 on Form 10-QSB/A for Superclick, Inc. (the "Company") for the quarter ended January 31, 2005 is being filed to amend and restate items described below contained in the Company's Quarterly Report on Form 10-QSB for such period originally filed with the Securities and Exchange Commission on March 16, 2005, and subsequently amended by a filing on Form 10-QSB/A with the Securities and Exchange Commission on April 29, 2005, and subsequently amended again by a filing on Form 10-QSB/A with the Securities and Exchange Commission on June 10, 2005..

This Amendment No. 3 is being filed to amend:

|X| Part I, Item 1, Financial Statements (1) Update Services revenue to reflect that portion that should have been deferred as of the quarter ended January 31, 2004; (2) Update the Statement of Cash Flows to reflect the decrease in revenue for the portion of deferred revenue that was originally included in the quarter ended January 31, 2004.

|X| Part I, Item 2. Management's Discussion & Analysis (1) Update results of Company's operations to reflect restated financial statements; (2) Update results of operations discussion for decrease in revenue for the quarter ended January 31, 2004;


|X| Part I, Item 3. Controls and Procedures. Clarification of Company's evaluation of its internal controls in conformity with Item 308(c) of Regulation S-B.

|X| Part II, Item 4. Exhibits 31 Rule 13a-14(a) Certifications to conform exactly to Item 601(b)(31) of Regulation S-B and Securities Act Release No. 33-8238.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
                                     Part I

Item 1.   Financial Statements

Consolidated Balance Sheet as of January 31, 2005 (Unaudited)..........     2

Consolidated Statements of Operations and accumulated deficit for the three months ended January 31, 2005 and 2004 (Restated), and for the
Period August 24, 2000(Date of inception) to January 31, 2005
(unaudited)............................................................     3

Consolidated Statements of Stockholders Equity for the
three months ended January 31, 2005 and for the period
August 24, 2000 (Date of inception) to January 31, 2005 (unaudited)....     4

Consolidated Statements of Comprehensive Income (Loss) for the three months ended January 31, 2005 and 2004 (Restated), and the Period
August 24, 2000(Date of Inception) to January 31, 2005 (unaudited).....     5

Consolidated Statements of Cash Flows for the three months
ended January 31, 2005 and 2004 (Restated), and for the period August
24, 2000(Date of inception) to January 31, 2005 (unaudited)............     6

Supplemental Schedule of Non-Cash Investing and Financing Activities...     7

Notes To Financial Statements (Unaudited) .............................     8

Item 2.   Management's Discussion and Analysis ........................    26

Item 3.   Controls and Procedures......................................    32

                           Part II - Other Information


Item 4.   Exhibits and Reports on Form 8-K ............................    32

Item 5.   Signatures ..................................................    33

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Balance Sheet
January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                                    January 31,
                                                                       2005
                                     ASSETS                         -----------

CURRENT ASSETS
      Cash                                                          $   360,509
      Accounts receivable                                               867,792
      R&D Tax credits receivable (Note E)                                81,179
      Sales tax refund receivable                                        28,976
      Inventory (Note B)                                                114,023
      Prepaid expenses                                                   37,264
                                                                    -----------
               TOTAL CURRENT ASSETS                                   1,489,743
                                                                    -----------
      Fixed assets (Note C)
               Cost                                                     217,637
               Accumulated Depreciation                                 (68,739)
                                                                    -----------
               Net                                                      148,899
                                                                    -----------

      Deferred tax benefit (Note E)                                      34,936
                                                                    -----------

               TOTAL ASSETS                                         $ 1,673,578
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses :
               Accounts payable (Note D)                            $   439,802
               Accured other                                             50,226
      Deferred revenue                                                  330,771
                                                                    -----------
               TOTAL CURRENT LIABILITIES                                820,799
                                                                    -----------
      COMMITMENTS (Note K)                                                   --

STOCKHOLDERS' EQUITY (Note G)

      Preferred stock, par value $.0001; 20,000,000
      shares authorized; 0 issued and outstanding                            --

      Common stock, par value $.0006, 120,000,000 shares
        authorized; issued and outstanding 25,163,773 at
        January 31, 2005                                                 15,098
      Additional paid-in capital                                      2,269,006
      Stock subscribed                                                       --
      Deficit accumulated during the development stage               (1,494,655)
      Accumulated other comprehensive (loss)
               (Primarily cumulative translation adjustment)             63,330
                                                                    -----------
               TOTAL STOCKHOLDERS' EQUITY                               852,779
                                                                    -----------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,673,578
                                                                    ===========

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended January 31, 2005 and 2004, and
The Period August 24, 2000 (Date of Inception) to January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                                                                August 24, 2000
                                                         Three Months        Three Months        (Inception) to
                                                       Ended January 31,   Ended January 31,       January 31,
                                                       -----------------   -----------------   -----------------
                                                             2005                2004                 2005
                                                       -----------------   -----------------   -----------------
                                                          (Restated)          (Restated)           (Restated)
Revenue
           Net Sales                                   $       1,152,051   $         252,653   $       4,224,844
           Services                                              207,682              17,024             446,238
                                                       -----------------   -----------------   -----------------
                Total revenue                                  1,359,733             269,677           4,671,082
           Cost of goods sold                                    896,723             168,574           3,298,276
                                                       -----------------   -----------------   -----------------
           Gross profit                                          463,010             101,103           1,372,806

Costs and Expenses
           Bank charges                                            5,948               3,614              11,716
           Communication                                          15,932              10,337              53,222
           Consulting fees                                            --               5,866              90,302
           Meals and entertainment                                 6,358               3,882              27,410
           Depreciation and amortization                          11,256               5,249              86,522
           Marketing and promotion                                17,699               5,201              60,173
           Office                                                 69,254              18,137             308,780
           Professional fees                                      82,802              64,045             381,044
           Investor relations                                     15,014               1,753             131,545
           Write down of furniture and equipment                      --                  --               4,298
           Salaries and wages                                    324,451              94,450           1,267,266
           Employee benefits                                      12,603                  --              44,306
           Travel                                                 36,675              22,598             218,202
           Tax and licenses                                           --                  --              29,828
           Research and development                                  213                  --             314,056
           Directors compensation                                     --                  --             197,154
           Bad debt expense                                           --                  --              32,000
           Foreign currency (gain)/loss                            3,186                  --               3,186
           Interest expense                                           --                 365              18,005
                                                       -----------------   -----------------   -----------------
           Total expenses                                        601,390             235,498           3,279,015
                                                       -----------------   -----------------   -----------------
Loss from operations                                            (138,380)           (134,395)         (1,906,209)

Gain on forgiveness of debt                                           --                  --             169,441
                                                       -----------------   -----------------   -----------------
           Total other income                                         --                  --             169,441
Earnings before taxes                                           (138,380)           (134,395)         (1,736,768)
Benefit for income taxes                                              --                  --            (242,113)
                                                       -----------------   -----------------   -----------------
NET EARNINGS (LOSS)                                    $        (138,380)  $        (134,395)  $      (1,494,655)
                                                       =================   =================   =================
           Net (loss) per common share
           Basic and diluted                           $          (0.006)  $          (0.006)
                                                       =================   =================

           Weighted average common shares outstanding
           Basic and diluted                                  25,088,588          20,747,646

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

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statement of Stockholder's Equity
For the Period August 24, 2000 (Date of Inception) to October 31, 2004 (Restatment)
--------------------------------------------------------------------------------

                                                           Preferred Stock                      Common Stock
                                                      --------------------------    ----------------------------------------
                                                        Number of                    Number of
                                                         Shares          Amount        Shares         Amount      Subscribed
                                                      ------------   ------------   ------------   ------------   ----------
                                                      ------------   ------------   ------------   ------------   ----------
BALANCES August 24, 2000                              $         --   $         --             --             --           --
Shares issued during the period                                                       10,000,000          6,000


Net loss
                                                      ------------   ------------   ------------   ------------   ----------
BALANCES October 31, 2001                                       --             --     10,000,000          6,000

Issuance of preferred stock for debt                        25,882        169,440
Issuance of common stock for cash                                                      3,333,300          2,000
Issuance of common stock for services                        3,333                       341,900            205

Foreign Currency
         Translation Adjustment

Net loss
                                                      ------------   ------------   ------------   ------------   ----------
BALANCES October 31, 2002                                   29,215        169,440     13,675,200          8,205

Shares issued during the period
         Shares issued for services                                                      350,600            210
         Shares Issued for Superclick Networks, Inc.
              acquisition (Note J)                                                     5,516,667          3,310
         Preferred shares converted to debt                (29,215)      (169,440)

Foreign Currency Translation Adjustment

Net (loss) profit
                                                      ------------   ------------   ------------   ------------   ----------
BALANCES October 31, 2003                                       --             --     19,542,467         11,725

Shares issued during the period
         Shares issued for cash
           range ($0.18-$0.45 per share)                                               4,033,329          2,420
         Shares issued for services                                                      621,206            373
         Stock options granted                                                                               --
         Stock subscribed                                                                                            232,000
Foreign Currency Transalation Adjustment

Net loss
                                                      ------------   ------------   ------------   ------------   ----------
BALANCES October 31, 2004                                       --             --     24,197,002         14,518      232,000

Shares issued during the period
         Shares issued for cash
            (range $0.18-$0.45 per share)                                                966,665            580
         Stock options granted
         Stock subscribed                                                                                           (232,000)

Foreign Currency Translation Adjustment

Net (loss) profit
                                                      ------------   ------------   ------------   ------------   ----------
BALANCES January 31, 2005                                       --             --     25,163,667   $     15,098   $       --
                                                      ============   ============   ============   ============   ==========

                                                                     Deficit Accumulated    Accumulated
                                                       Additional         during the           Other           Total
                                                         Paid-in         Developmental      Comprehensive  Stockholders'
                                                         Capital             Stage          Income(loss)       Equity
                                                      ------------   --------------------   ------------   --------------
                                                      ------------   --------------------   ------------   --------------
BALANCES August 24, 2000                                        --                     --             --               --
Shares issued during the period                             (5,991)                                                     9


Net loss                                                                          (67,679)                        (67,679)
                                                      ------------   --------------------   ------------   --------------
BALANCES October 31, 2001                                   (5,991)               (67,679)            --          (67,670)

Issuance of preferred stock for debt                                                                              169,440
Issuance of common stock for cash                          211,882                                                213,882
Issuance of common stock for services                         (205)                                                    --

Foreign Currency                                                                                  (4,918)          (4,918)
         Translation Adjustment

Net loss                                                                         (234,382)                       (234,382)
                                                      ------------   --------------------   ------------   --------------
BALANCES October 31, 2002                                  205,686               (302,061)        (4,918)          76,352

Shares issued during the period
         Shares issued for services                          8,764                                                  8,974
         Shares Issued for Superclick Networks, Inc.
              acquisition (Note J)                         125,145                                                128,455
         Preferred shares converted to debt                                                                      (169,440)

Foreign Currency Translation Adjustment                                                           (2,558)          (2,558)

Net (loss) profit                                                                 (74,819)                        (74,819)
                                                      ------------   --------------------   ------------   --------------
BALANCES October 31, 2003                                  339,595               (376,880)        (7,476)         (33,036)

Shares issued during the period
         Shares issued for cash
           range ($0.18-$0.45 per share)                 1,201,070                                              1,203,490
         Shares issued for services                        314,781                                                315,154
         Stock options granted                             134,822                                                134,822
         Stock subscribed                                                                                         232,000
Foreign Currency Transalation Adjustment                                                          25,120           25,120

Net loss                                                                         (979,395)                       (979,395)
                                                      ------------   --------------------   ------------   --------------
BALANCES October 31, 2004                                1,990,268             (1,356,275)        17,644          898,155

Shares issued during the period
         Shares issued for cash
            (range $0.18-$0.45 per share)                  231,420                                                232,000
         Stock options granted                              47,318                                                 47,318
         Stock subscribed                                                                                        (232,000)

Foreign Currency Translation Adjustment                                                           45,686           45,686

Net (loss) profit                                                                (138,380)                       (138,380)
                                                      ------------   --------------------   ------------   --------------
BALANCES January 31, 2005                             $  2,269,006   $         (1,494,655)  $     63,330   $      852,779
                                                      ============   ====================   ============   ==============

SUPERCLICK, INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended January 31, 2005, and 2004, and
The Period August 24, 2000 (Date of Inception) to January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                     Three           Three          August 24,
                                                     Months          Months           2000
                                                     Ended           Ended        (Inception) to
                                                   January 31,     January 31,     January 31,
                                                  -------------   -------------   --------------
                                                      2005             2004            2005
                                                  -------------   -------------   --------------
                                                   (Restated)       (Restated)      (Restated)
Net Gain/(Loss)                                   $    (138,380)  $    (134,395)  $   (1,494,655)

Other Comprehensive Income (Loss)                            --              --               --

         Foreign Currency Translation Adjustment         45,686         (10,594)          63,330
                                                  -------------   -------------   --------------
Net Comprehensive (Loss)                          $     (92,694)  $    (144,989)  $   (1,431,325)
                                                  =============   =============   ==============

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows For the Three Months Ended January 31, 2005 and 2004, and The Period August 24, 2000 (Date of Inception) to January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                                             Three Months   Three Months   August 24, 2000
                                                                                Ended          Ended        (Inception) to
                                                                              January 31,    January 31,      January 31,
                                                                             ------------   ------------   ---------------
                                                                                 2005           2004             2005
                                                                             ------------   ------------   ---------------
                                                                              (Restated)     (Restated)       (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                              $   (138,380)  $   (134,395)  $    (1,494,655)
       Adjustments to reconcile net loss
          to net cash used by operating activities:
               Depreciation                                                        11,256          5,250            69,781
               Compensation expense on intrinsic value of options issued           47,318                          182,142
               Stock issued for services                                                                           324,128
               Deferred tax benefit                                                                                (35,432)
               Abondonment of furniture and equipment                                                                4,383
CHANGES IN CURRENT ASSETS AND CURRENT
       LIABILITIES: (Net of effect of acquisition)
       (Increase) decrease in current assets:
               Accounts receivable                                                169,417       (213,773)         (930,256)
               Other receivables                                                   21,937          3,309           (60,392)
               Prepaid expenses                                                   (13,361)         7,747           (37,388)
               Inventory                                                          259,654          2,010          (114,069)
       Increase (decrease) in current current liabilities:
               Accounts payable and accrued expenses                             (371,060)        30,761           443,790
               Accrued payroll                                                    (12,297)       (30,848)              (74)
               Accrued other                                                       47,951         24,585            51,228
               Deferred revenue                                                  (184,423)        21,745           330,771
                                                                             ------------   ------------   ---------------
               NET CASH USED FOR OPERATING ACTIVITIES                            (161,988)      (283,611)       (1,266,043)
                                                                             ------------   ------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
               Stock issued to acquire subsidiary                                                                  128,455
               Acquisition of furniture and equipment                              (9,217)        (2,887)         (225,161)
                                                                             ------------   ------------   ---------------
               NET CASH USED FOR INVESTING ACTIVITIES                              (9,217)        (2,887)          (96,706)
                                                                             ------------   ------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
               Sale of common stock                                                              348,000         1,649,381
               Repayment of Note payable                                                         (23,143)               --
                                                                             ------------   ------------   ---------------
               NET CASH PROVIDED  BY FINANCING ACTIVITIES                              --        324,857         1,649,381
                                                                             ------------   ------------   ---------------

       EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     56,235         (7,874)           73,877
                                                                             ------------   ------------   ---------------
NET INCREASE (decrease) IN CASH                                                  (114,970)        30,485           360,509
CASH, beginning of period                                                         475,479         19,323                --
                                                                             ------------   ------------   ---------------
CASH, end of period                                                          $    360,509   $     49,808   $       360,509
                                                                             ============   ============   ===============

       Interest paid                                                         $         --   $        365   $         2,344
       Taxes paid                                                            $         --   $         --   $           800

Other non-cash investing and financing activities:
       Shares issued for services                                            $         --   $         --   $       324,128
       Shares issued for acqusition                                          $         --   $         --   $       128,455

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

Intangible assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                                 January 31, 2005
                                                 ----------------
                                      Gross                            Net
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

                     United States Corporation Income Taxes

   Year of Loss                            Amount     Expiration Date
-----------------                       -----------  -----------------
 October 31, 2004                       $   901,320   October 31, 2024
 October 31, 2003                            68,638   October 31, 2023
December 31, 2002                            10,534  December 31, 2022
December 31, 2001                           181,335  December 31, 2021
December 31, 2000                            88,027  December 31, 2020
December 31, 1999                            18,936  December 31, 2019
                                        -----------
                                        $ 1,268,790
                                        ===========

The expiration dates for U.S. net operating losses (NOL) may be extendable under
Section 381 of the U.S. Internal Revenue Code.

                      Canadian Income Taxes (Stated in CAD)

  Year of Loss                             Amount   Expiration Date
----------------                          --------  ----------------
October 31, 2004                          $102,989  October 31, 2011
October 31, 2003                             5,322  October 31, 2010
October 31, 2002                           350,910  October 31, 2009
October 31, 2001                            24,879  October 31, 2008
                                          --------
                                          $484,100
                                          ========

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


NOTE H - WARRANTS

At January 31, 2005 the Company had 2,099,999 "A" Warrants outstanding and 966,668 "B" Warrants entitling the holder thereof the right to purchase one common share for each warrant held as follows:

                       Exercise
  Warrant  Number of  Price Per  Expiration
   Class    Warrants    Warrant        Date
---------  ---------  ---------  ----------

     B       386,668  $    0.24      9/9/06
     B       193,333  $    0.24     9/29/06
     B       193,333  $    0.24    10/15/06
     B       193,334  $    0.24    10/22/06
           ---------
             966,668

     A        55,555  $    0.60     4/14/07
     A       444,444  $    0.60     4/19/07
     A       100,000  $    0.60     4/19/07
     A       100,000  $    0.60     4/23/07
     A       100,000  $    0.60     4/29/07
     A       100,000  $    0.60     4/29/07
     A       100,000  $    0.60     4/29/07
     A       100,000  $    0.60      5/7/07
     A       200,000  $    0.60     5/10/07
     A       100,000  $    0.60     5/11/07
     A       100,000  $    0.60     5/12/07
     A       100,000  $    0.60     5/17/07
     A        11,000  $    0.60     5/24/07
     A       100,000  $    0.60     5/24/07
     A       200,000  $    0.60      6/2/07
     A       100,000  $    0.60     6/16/07
     A        89,000  $    0.60     6/17/07
           ---------
Total      2,099,999

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

The following table summarizes the Company's stock option activity for the quarter ended January 31, 2005:

                                                       2005
                                           ---------------------------
                                                      Weighted Average
                                             Shares    Exercise Price
                                           ---------  ----------------
      Outstanding at beginning of period   1,904,784  $           0.51

      Granted                                125,000              0.60

      Exercised                                   --                --

      Forfeited                                   --                --
                                           ---------  ----------------
      Outstanding at end of quarter        2,029,784  $           0.52
                                           =========  ================
      Options exerciseable at quarter end    633,868
                                           =========


The following table summarizes information about the Company's stock options outstanding at January 31, 2005:

                         Options Outstanding            Options Exercisable
            ----------------------------------------  ---------------------
                Number        Weighted     Weighted                Weighted
 Range of    Outstanding       Average      Average                 Average
 Exercise   At January 31,  Contractural   Exercise      Number    Exercise
  Prices        2005        Life (years)    Price     Outstanding   Price
----------  --------------  ------------  ----------  -----------  --------

$     0.50         884,784           1.0  $      0.5      368,660  $   0.50
      0.50         720,000           1.3         0.5      210,000      0.50
      0.65         300,000           1.5         0.6       50,000      0.65
      0.60         125,000           1.8         0.6        5,208      0.60

            --------------  ------------  ----------  -----------  --------
Total            2,029,784           1.2  $      0.5      633,868  $   0.51
            ==============  ============  ==========  ===========  ========


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

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the three months ended January 31, 2005 would have been:

                                     Three months        Three months
                                  Ended January 31,   Ended January 31,
                                        2005                 2004
                                  -----------------   -----------------

Net loss as reported                      ($138,380)          ($134,395)

Pro forma                                 ($249,149)          ($134,395)

Net loss per share, as reported             ($0.006)            ($0.006)

Pro forma                                   ($0.010)            ($0.006)

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

On March 3, 2005 the Board of Directors ratified John Glazik's options into the pool established by the employee stock option pool.

On March 8, 2005 the company issued the following shares to Directors for services rendered.

                Todd M. Pitcher                   6,250
                George Vesnaver                   4,688
                Hugh Renfro                       4,688
                Jacobo Melcer                     4,688
                Robert MacFarlane                 4,688
                Paul Gulyas                       4,688
                                               --------
                Total                            29,690

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
                                                           ===========   ===========   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses :
            Accounts payable (Note D)                      $   439,802   $   439,802   $        --
            Accured other                                       50,226        50,226            --
      Deferred revenue                                              --       330,771       330,771
                                                           -----------   -----------   -----------
            TOTAL CURRENT LIABILITIES                          490,028       820,799       330,771
                                                           -----------   -----------   -----------

      COMMITMENTS (Note K)                                          --

STOCKHOLDERS' EQUITY (Note G)

      Preferred stock, par value $.0001; 20,000,000
      shares authorized; 0 issued and outstanding                   --                          --

      Common stock, par value $.0006, 120,000,000
      shares authorized; issued and outstanding
      25,163,773 at January 31, 2005                            15,098        15,098            --
      Additional paid-in capital                             3,591,539     2,269,006    (1,322,533)
      Stock subscribed                                              --            --
      Deficit accumulated during the development stage      (1,281,919)   (1,494,655)     (212,736)
      Accumulated other comprehensive (loss)
            (Primarily cumulative translation adjustment)       77,439        63,330       (14,109)

                                                           -----------   -----------   -----------
            TOTAL STOCKHOLDERS' EQUITY                       2,402,157       852,779    (1,549,378)
                                                           -----------   -----------   -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 2,892,185   $ 1,673,578   $(1,218,607)
                                                           ===========   ===========   ===========

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended January 31, 2005 and 2004, and The Period August 24, 2000 (Date of Inception) to January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                    Three Months    Three Months    Three Months    Three Months    Three Months
                                                   Ended January   Ended January   Ended January   Ended January   Ended January
                                                        31,              31,            31,              31,             31,
                                                   -------------   -------------   -------------   -------------   -------------
                                                       2005             2005           2005             2004            2004
                                                   -------------   -------------   -------------   -------------   -------------
                                                    (Originally                                     (Originally
                                                      reported)      (Restated)     (Difference       reported)      (Restated)
Revenue
       Net Sales                                   $   1,437,363   $   1,152,051   $    (285,312)  $     291,422   $     252,653
       Services                                               --         207,682         207,682              --          17,024
                                                   -------------   -------------   -------------   -------------   -------------
            Total sales                                1,437,363       1,359,733         (77,630)        291,422         269,677
       Cost of goods sold                                896,723         896,723              --         168,574         168,574
                                                   -------------   -------------   -------------   -------------   -------------
       Gross profit                                      540,640         463,010         (77,630)        122,848         101,103

Costs and Expenses
       Loss on equity method investment                       --              --              --              --              --
       Bank charges                                        5,948           5,948              --           3,614           3,614
       Communication                                      15,932          15,932              --          10,337          10,337
       Consulting fees                                        --              --              --           5,866           5,866
       Meals and entertainment                             6,358           6,358              --           3,882           3,882
       Depreciation and amortization                      11,256          11,256              --           5,249           5,249
       Marketing and promotion                            17,699          17,699              --           5,201           5,201
       Office                                             69,254          69,254              --          18,137          18,137
       Professional fees                                  82,802          82,802              --          64,045          64,045
       Investor relations                                 15,014          15,014              --           1,753           1,753
       Loss due to license revisions                          --              --              --              --              --
       Write down of furniture and equipment                  --              --              --              --              --
       Salaries and wages                                329,229         324,451          (4,778)         94,450          94,450
       Employee benefits                                  12,603          12,603              --              --              --
       Travel                                             36,675          36,675              --          22,598          22,598
       Tax and licenses                                       --              --              --              --              --
       Research and development                              213             213              --              --              --
       Directors compensation                                 --              --              --              --              --
       Bad debt expense                                       --              --              --              --              --
       Write down of intangible asset                         --              --              --              --              --
       Foreign currency (gain)/loss                        3,185           3,185              --              --              --
       Interest expense                                       --              --              --             365             365
                                                   -------------   -------------   -------------   -------------   -------------
       Total expenses                                    606,168         601,390          (4,778)        235,498         235,498
                                                   -------------   -------------   -------------   -------------   -------------
Loss from operations                                     (65,528)       (138,380)        (72,852)       (112,650)       (134,395)
Gain on sale of investment                                    --              --              --              --              --
Gain on forgiveness of debt                                   --              --              --              --              --
                                                   -------------   -------------   -------------   -------------   -------------
       Total other income                                     --              --              --              --              --
Earnings before taxes                                    (65,528)       (138,380)        (72,852)       (112,650)       (134,395)
Benefit for income taxes                                      --              --              --              --              --
                                                   -------------   -------------   -------------   -------------   -------------
NET EARNINGS (LOSS)                                $     (65,528)  $    (138,380)  $     (72,852)  $    (112,650)  $    (134,395)
                                                   =============   =============   =============   =============   =============
       Net (loss) per common share
       Basic and diluted                           $      (0.003)  $      (0.006)  $      (0.003)  $      (0.005)  $      (0.006)
                                                   =============   =============   =============   =============   =============

       Weighted average common shares outstanding
       Basic and diluted                              25,088,588      25,088,588              --      20,747,646      20,747,646

       The average shares listed below were not
       included in the computation of
       diluted losses per share because
       to do so would have been antidilutive
       for the periods presented:
       Stock options                                   1,988,117       1,988,117              --              --
       Warrants                                        2,099,999       2,099,999              --       1,933,333


                                                      Three Months    June 3, 1999    August 24, 2000    August 24, 200
                                                     Ended January   (Inception) to    (Inception) to    (Inception) to
                                                           31,         January 31,       January 31,       January 31,
                                                     -------------  ---------------   ---------------   ---------------
                                                          2004            2005             2005               2005
                                                     -------------  ---------------   ---------------   ---------------
                                                                      (Originally
                                                       (Difference     Reported)         (Restated)       (Difference)
Revenue
       Net Sales                                     $     (38,769) $     4,231,825   $     4,224,844   $        (6,981)
       Services                                                              17,024           446,238           446,238
                                                     -------------  ---------------   ---------------   ---------------
            Total sales                                    (21,745)       4,231,825         4,671,082           439,257
       Cost of goods sold                                       --        2,742,477         3,298,276           555,799
                                                     -------------  ---------------   ---------------   ---------------
       Gross profit                                        (21,745)       1,489,348         1,372,806          (116,542)

Costs and Expenses
       Loss on equity method investment                         --           90,000                --           (90,000)
       Bank charges                                             --           11,880            11,716              (164)
       Communication                                            --           53,820            53,222              (598)
       Consulting fees                                          --           79,228            90,303            11,075
       Meals and entertainment                                  --           57,819            27,410           (30,409)
       Depreciation and amortization                            --           36,258            86,522            50,264
       Marketing and promotion                                  --           74,712            60,173           (14,539)
       Office                                                   --          271,621           308,780            37,159
       Professional fees                                        --          522,242           381,044          (141,198)
       Investor relations                                       --          160,274           131,545           (28,729)
       Loss due to license revisions                            --            4,639                --            (4,639)
       Write down of furniture and equipment                    --            4,668             4,297              (371)
       Salaries and wages                                       --          909,673         1,267,266           357,593
       Employee benefits                                        --           29,550            44,306            14,756
       Travel                                                   --          162,017           218,202            56,185
       Tax and licenses                                         --            7,665            29,828            22,163
       Research and development                                 --           39,380           314,056           274,676
       Directors compensation                                   --          197,154           197,154                --
       Bad debt expense                                         --           32,000            32,000                --
       Write down of intangible asset                           --          136,000                --          (136,000)
       Foreign currency (gain)/loss                             --            3,186             3,186                --
       Interest expense                                         --            6,345            18,005            11,660
                                                     -------------  ---------------   ---------------   ---------------
       Total expenses                                           --        2,890,131         3,279,015           388,884
                                                     -------------  ---------------   ---------------   ---------------
Loss from operations                                                     (1,400,783)       (1,906,209)         (505,426)
Gain on sale of investment                                      --           80,000                --           (80,000)
Gain on forgiveness of debt                                     --           38,864           169,441           130,577
                                                     -------------  ---------------   ---------------   ---------------
       Total other income                                       --          118,864           169,441            50,577
Earnings before taxes                                      (21,745)      (1,281,919)       (1,736,768)         (454,849)
Benefit for income taxes                                        --               --          (242,113)         (242,113)
                                                     -------------  ---------------   ---------------   ---------------
NET EARNINGS (LOSS)                                  $     (21,745) $    (1,281,919)  $    (1,494,655)  $      (212,736)
                                                     =============  ===============   ===============   ===============
       Net (loss) per common share
       Basic and diluted                             $      (0.001)
                                                     =============

       Weighted average common shares outstanding
       Basic and diluted                                        --

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

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the Period August 24, 2000 (Date of Inception) to January 31, 2005 (Restatement)
--------------------------------------------------------------------------------

                                               For the Period June      For the Period       For the Period
                                                 3, 1999 (Date of     August 24, 2000        August 24, 2000
                                                 Inception) to       (Date of Inception)   (Date of Inception)
                                                   January 31,            to January          to January 31,
                                               -------------------   -------------------   -------------------
                                                      2005                   2005                  2005
                                               -------------------   -------------------   -------------------
                                                   (Originally            (Restated)           (Difference)
                                                    reported)
Common stock:
Shares issued for merger with Superclick
Networks, Inc.
      Shares                                            14,025,800             5,516,667            (8,509,133)
      Amount                                   $             8,415   $             3,310   $            (5,105)
      Additional paid in capital               $         1,236,520   $           125,145   $        (1,111,375)
Shares issued for acquistion of Nordic
      Shares                                               166,667                    --              (166,667)
      Amount                                   $               100   $                --   $              (100)
      Additional paid in capital               $            89,900   $                --   $           (89,900)
Shares issued for license, net                                  --
      Shares                                               416,666                    --              (416,666)
      Amount                                   $               250   $                --   $              (250)
      Additional paid in capital               $             9,750   $                --   $            (9,750)
   Shares issued for cash:
      Shares                                             9,933,328             8,333,294            (1,600,034)
      Amount                                   $             5,960   $             5,000   $              (960)
      Additional paid in capital               $         1,891,525   $         1,733,882   $          (157,643)
   Shares issued for services:
      Shares                                               621,206            11,313,706            10,692,500
      Amount                                   $               373   $             6,788   $             6,415
      Additional paid in capital               $           314,781   $           317,349   $             2,568
Common stock subscribed                        $                --   $                --   $                --
Stock options granted                          $           138,573   $           182,140   $            43,567
Fees related to share issuance                 $           (89,510)  $           (89,510)  $                --
Foreign Currency Translation Adjustment        $            77,439   $            63,330   $           (14,109)
Accumulated Deficit through October 31, 2004   $        (1,281,919)  $        (1,494,655)  $          (212,736)
                                               -------------------   -------------------   -------------------
Total shareholders equity                      $         2,402,157   $           852,779   $        (1,549,378)
                                               ===================   ===================   ===================

Total Common Stock
Shares                                                  25,163,667            25,163,667                    --
Amount                                         $            15,098   $            15,098   $                --
Additional paid in capital                     $         3,591,539   $         2,269,006   $        (1,322,533)

SUPERCLICK, INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Comprehensive Income (Loss) For the Three Months Ended January 31, 2005, and 2004, and The Period August 24, 2000 (Date of Inception) to January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                 Three        Three         Three         Three         Three         Three
                                                Months        Months        Months        Months        Months        Months
                                                 Ended        Ended         Ended         Ended         Ended         Ended
                                              January 31,   January 31,   January 31,   January 31,   January 31,   January 31,
                                              -----------   -----------   -----------   -----------   -----------   -----------
                                                 2005          2005           2005          2004         2004           2004
                                              -----------   -----------   -----------   -----------   -----------   -----------
                                              (Originally                               (Originally
                                                reported)    (Restated)   (Difference)    reported)    (Restated)   (Difference)
Net Gain/(Loss)                               $   (65,528)  $  (138,380)  $   (72,852)  $  (112,650)  $  (134,395)  $   (21,745)

Other Comprehensive Income (Loss)                                    --            --            --            --            --

     Foreign Currency Translation Adjustment       40,528        45,686         5,158       (10,594)      (10,594)           --
                                              -----------   -----------   -----------   -----------   -----------   -----------

Net Comprehensive (Loss)                      $   (25,000)  $   (92,694)  $   (67,694)  $  (123,244)  $  (144,989)  $   (21,745)
                                              ===========   ===========   ===========   ===========   ===========   ===========

                                                                  August 24,        August 24,
                                                June 3, 1999        2000               2000
                                                Inception) to   (Inception) to     (Inception) to
                                                January 31,       January 31,       January 31,
                                              ---------------   ---------------   ---------------
                                                    2005             2005               2005
                                              ---------------   ---------------   ---------------
                                                (Previously
                                                   Stated)         (Restated)       (Difference
Net Gain/(Loss)                               $    (1,216,391)  $    (1,494,655)  $      (278,264)

Other Comprehensive Income (Loss)                          --                --                --

     Foreign Currency Translation Adjustment           77,439            63,330           (14,109)
                                              ---------------   ---------------   ---------------

Net Comprehensive (Loss)                      $    (1,138,952)  $    (1,431,325)  $      (292,373)
                                              ===============   ===============   ===============

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows For the Three Months Ended January 31, 2005 and 2004, and The Period August 24, 2000 (Date of Inception) to January 31, 2005
(Restatement)

----------------------------------------------------------------------------------------------------------------------------

                                                           Three         Three         Three         Three         Three
                                                           Months        Months        Months        Months        Months
                                                           Ended         Ended         Ended         Ended         Ended
                                                        January 31,   January 31,    January 31,   January 31,   January 31,
                                                        -----------   -----------   -------------  -----------   -----------
                                                           2005          2005           2005          2004           2004
                                                        -----------   -----------   -------------  -----------   -----------
                                                        (Originally                                (Originally
                                                          reported)   (Restated)    (Difference)     reported)   (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                          $   (65,528)  $  (138,380)  $     (72,852) $  (112,650)  $  (134,395)
      Adjustments to reconcile net loss
         to net cash used by operating activities:
          Depreciation                                       11,256        11,256              --        5,250         5,250
          Amortization                                        5,361            --
          Compensation expense on intrinsic value
          of options issued                                  52,096        47,318          (4,778)
          Stock issued for services
          License impairment agreement
          Write down of goodwill
          Deferred tax benefit
          Abondonment of furniture and equipment
          Loss on investment
CHANGES IN CURRENT ASSETS AND CURRENT
      LIABILITIES: (Net of effect of acquisition)
      (Increase) decrease in current assets:
          Accounts receivable                               169,417       169,417              --     (213,773)     (213,773)
          Other receivables                                  21,937        21,937              --        3,309         3,309
          Prepaid expenses                                  (13,361)      (13,361)             --        7,747         7,747
          Inventory                                         259,654       259,654              --        2,010         2,010
      Increase (decrease) in current current
          liabilities:                                                                         --                         --
          Accounts payable and accrued expenses            (371,060)     (371,060)             --       30,761        30,761
          Accrued payroll                                   (12,297)      (12,297)             --      (30,848)      (30,848)
          Accrued other                                      47,951        47,951              --       24,585        24,585
          Deferred revenue                                 (258,459)     (184,423)         74,036           --        21,745
                                                        -----------   -----------   -------------  -----------   -----------
          NET CASH USED FOR OPERATING ACTIVITIES           (158,394)     (161,988)         (3,594)    (283,611)     (283,610)
CASH FLOWS FROM INVESTING ACTIVITIES:
          Stock issued for acquisition of subsidiary
          Acquisition of furniture and equipment             (9,217)       (9,217)             --       (2,887)       (2,887)
                                                        -----------   -----------   -------------  -----------   -----------
          NET CASH USED FOR INVESTING ACTIVITIES             (9,217)       (9,217)             --       (2,887)       (2,887)
CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                                 --              --      348,000       348,000
          Repayment of Note payable                                            --              --      (23,143)      (23,143)
          Related party loan                                     --            --
                                                        -----------   -----------   -------------  -----------   -----------
          NET CASH PROVIDED  BY FINANCING ACTIVITIES             --            --              --      324,857       324,857

      EFFECT OF EXCHANGE RATE CHANGES ON CASH                52,641        56,235           3,594       (7,874)       (7,874)
NET INCREASE (decrease) IN CASH                            (114,970)     (114,970)             --       30,485        30,485
CASH, beginning of period                                   475,479       475,479              --       19,323        19,323
CASH acquired                                                    --            --                           --            --
                                                        -----------   -----------   -------------  -----------   -----------
CASH, end of period                                     $   360,509   $   360,509   $          --  $    49,808   $    49,808
                                                        ===========   ===========   =============  ===========   ===========
Other non-cash investing and financing activities:
      License agreement acquired by issue of
      common stock                                      $        --   $        --   $          --  $        --   $        --
      Nordic Racing Limited acquired by issue of
      common stock                                      $        --   $        --   $          --  $        --   $        --
      Forgiveness of related party loan                 $        --   $        --   $          --  $        --   $        --
      Shares issued for services                        $        --   $        --   $          --  $        --   $        --
      Shares issued for acqusition                      $        --   $        --   $          --  $        --   $        --
      Interest paid                                     $        --   $        --   $          --  $       365   $       365
      Taxes paid                                        $        --   $        --   $          --  $        --   $        --


                                                          Three
                                                          Months      June 3, 1999     August 24, 2000   August 24, 2000
                                                          Ended      (Inception) to    (Inception) to    (Inception) to
                                                        January 31,    January 31,       January 31,       January 31,
                                                      -------------  ---------------   ---------------   ---------------
                                                           2004            2005              2005              2005
                                                      -------------  ---------------   ---------------   ---------------
                                                                       (Originally
                                                       (Difference)      reported)        (Restated)       (Difference)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                        $     (21,745) $    (1,281,919)  $    (1,494,655)  $      (212,736)
      Adjustments to reconcile net loss
         to net cash used by operating activities:
          Depreciation                                           --           30,897            69,781            38,884
          Amortization                                                                                            (5,361)
          Compensation expense on intrinsic value
          of options issued                                      --          138,573           182,142            43,569
          Stock issued for services                                          315,154           324,128             8,974
          License impairment agreement                                         4,639                --            (4,639)
          Write down of goodwill                                             136,000                --          (136,000)
          Deferred tax benefit                                               (35,432)          (35,432)               --
          Abondonment of furniture and equipment                               4,670             4,383              (287)
          Loss on investment                                                  90,000                --           (90,000)
CHANGES IN CURRENT ASSETS AND CURRENT
      LIABILITIES: (Net of effect of acquisition)
      (Increase) decrease in current assets:
          Accounts receivable                                    --         (724,974)         (930,256)         (205,282)
          Other receivables                                      --           11,440           (60,392)          (71,832)
          Prepaid expenses                                       --          (29,282)          (37,388)           (8,106)
          Inventory                                              --          (92,349)         (114,069)          (21,720)
      Increase (decrease) in current current
          liabilities:                                           --                                                   --
          Accounts payable and accrued expenses                  --          185,725           443,790           258,065
          Accrued payroll                                        --          (65,978)              (74)           65,904
          Accrued other                                          --           59,552            51,228            (8,324)
          Deferred revenue                                   21,745           (1,563)          330,771           332,334
                                                      -------------  ---------------   ---------------   ---------------
          NET CASH USED FOR OPERATING ACTIVITIES                 --       (1,249,486)       (1,266,043)          (16,557)
CASH FLOWS FROM INVESTING ACTIVITIES:
          Stock issued for acquisition of subsidiary                        (145,000)          128,455           273,455
          Acquisition of furniture and equipment                 --         (140,498)         (225,161)          (84,663)
                                                      -------------  ---------------   ---------------   ---------------
          NET CASH USED FOR INVESTING ACTIVITIES                 --         (285,498)          (96,706)          188,792
CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                   --        1,807,975         1,649,381          (158,594)
          Repayment of Note payable                              --               --                --                --
          Related party loan                                                 (19,844)               --            19,844
                                                      -------------  ---------------   ---------------   ---------------
          NET CASH PROVIDED  BY FINANCING ACTIVITIES             --        1,788,131         1,649,381          (138,750)

      EFFECT OF EXCHANGE RATE CHANGES ON CASH                    --          100,789            73,877           (26,912)
NET INCREASE (decrease) IN CASH                                  --          353,937           360,509             6,572
CASH, beginning of period                                        --               --                --                --
CASH acquired                                                    --            6,572                --            (6,572)
                                                      -------------  ---------------   ---------------   ---------------
CASH, end of period                                   $          --  $       360,509   $       360,509   $             0
                                                      =============  ===============   ===============   ===============
Other non-cash investing and financing activities:
      License agreement acquired by issue of
      common stock                                    $          --  $        10,000   $            --   $       (10,000)
      Nordic Racing Limited acquired by issue of
      common stock                                    $          --  $        90,000   $            --   $       (90,000)
      Forgiveness of related party loan               $          --  $        38,864   $            --   $       (38,864)
      Shares issued for services                      $          --  $       315,154   $       324,128   $         8,974
      Shares issued for acqusition                    $          --  $     1,244,935   $       128,455   $    (1,116,480)
      Interest paid                                   $          --  $         2,344   $         2,344   $            --
      Taxes paid                                      $          --  $           800   $           800   $            --

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


Overview

Results of Operations

THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

Net Sales for the three months ended January 31, 2005 and 2004 was $1,359,733 and $269,677, respectively. The increase of $1,090,056 in Net Sales represents a 404% increase on a year over year basis is directly attributable to the successful signing of significant contracts and completing those installations. Continued successes in gaining market acceptance of our product offering contributed to winning additional competitive contracts with high profile customers.

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

Net loss for the three months ended January 31, 2005 and 2004 was $138,380 and $134,395, respectively. Net loss was greater than the previous year's net loss because of increased G&A expenses. However, management continues seek ways to offset increased expenses through volume purchasing and better pricing from key vendors allowed the company to continue to move toward profitability.


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

In accordance with Item 308 (c) of Regulation S-B, there were no changes in the Company's internal control reporting in connection with the Company's evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-QSB/A.


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