Form 10QSB/A
period 2005-04-30
SUPERCLICK INC
filed 2005-08-15
CIK 1104891

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A for Superclick, Inc. (the "Company") for the quarter ended April 30, 2005 is being filed to amend and restate items described below contained in the Company's Quarterly Report on Form 10-QSB for such period originally filed with the Securities and Exchange Commission on July 17, 2005.

This Amendment No. 1 is being filed to amend:

[ x ] Part I, Item 1, Financial Statements (1) Update Services revenue to reflect that portion that should have been deferred as of the quarter ended April 30, 2004; (2) Update the Statement of Cash Flows to reflect the decrease in revenue for the portion of deferred revenue that was originally included in the quarter ended April 30, 2004.

[ x ] Part I, Item 2. Management's Discussion & Analysis (1) Update results of Company's operations to reflect restated financial statements; (2) Update results of operations discussion for decrease in revenue for the quarter ended April 30, 2004.

[ x ] Part I, Item 3. Controls and Procedures. Clarification of Company's evaluation of its internal controls in conformity with Item 308(c) of Regulation S-B.

[ x ] Part II, Item 4. Exhibits 31 Rule 13a-14(a) Certifications to conform exactly to Item 601(b)(31) of Regulation S-B and Securities Act Release No. 33-8238.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
Part I

Item 1.   Financial Statements

Consolidated Balance Sheet as of April 30, 2005 (Unaudited).............    1

Consolidated Statements of Operations and accumulated deficit for the three and six months ended April 30, 2005 and 2004 (Restated), and for the period August 4, 2000 Date of inception) to
April 30, 2005 (unaudited)..............................................    2

Consolidated Statements of Stockholders Equity for the six
months ended April 30, 2005 and for the period August 4, 2000
(Date of inception) to April 30, 2005 (unaudited).......................    3

Consolidated Statements of Comprehensive Income (Loss) for the
three and six months ended April 30, 2005 and 2004 (Restated), and the
Period August 4, 2000 (Date of Inception) to
April 30, 2005 (unaudited)...........................................       4

Consolidated Statements of Cash Flows for the three and six months ended April 30, 2005 and 2004 (Restated), and for the period August 4,
2000 (Date of inception) to April 30, 2005 (unaudited)..................    5

Supplemental Schedule of Non-Cash Investing and Financing Activities....    6

Notes To Financial Statements (Unaudited) ..............................    7

Item 2.   Management's Discussion and Analysis .........................   26

Item 3.   Controls and Procedures.......................................   32

                           Part II - Other Information


Item 4.   Exhibits and Reports on Form 8-K .............................   32

Item 5.   Signatures ...................................................   33

SUPERCLICK, INC.
(A Development Stage Company)
Unaudited Consolidated Balance Sheet
April 30, 2005
--------------------------------------------------------------------------------

                                                                    April 30,
                                                                       2005
                                                                   -----------
                                                                   (Unaudited)
                                     ASSETS
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
                                                                   ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses :
        Accounts payable (Note E)                                  $   477,467
        Accrued payroll                                                  2,807
        Accured other                                                   46,664
  Deferred revenue (Note F)                                            315,128
                                                                   -----------
        TOTAL CURRENT LIABILITIES                                      842,066

  COMMITMENTS (Note L)                                                      --

STOCKHOLDERS' EQUITY (Note H)

  Preferred stock, par value $.0001; 20,000,000
  shares authorized; 0 issued and outstanding                               --

  Common stock, par value $.0006, 120,000,000 shares authorized;        15,267
  issued and outstanding 25,445,318 at April 30, 2005
  Additional paid-in capital                                         2,495,875
  Stock subscribed                                                          --
  Deficit accumulated during the development stage                  (1,992,842)
  Accumulated other comprehensive (loss)
        (Primarily cumulative translation adjustment)                   54,764
  Treasury stock at cost                                               (25,981)
                                                                   -----------
        TOTAL STOCKHOLDERS' EQUITY                                     547,083
                                                                   -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 1,389,149
                                                                   ===========

SUPERCLICK, INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Operations
For the Three and Six Months Ended April 30, 2005 and 2004 (Restated), and
The Period August 24, 2000 (Date of Inception) to April 30, 2005
--------------------------------------------------------------------------------

                                                                                                                 August 24, 2000
                                                          Three Months                    Six Months             (Inception) to
                                                         Ended April 30,                Ended April 30,             April 30,
                                                  ----------------------------    ----------------------------    -----------
                                                      2005            2004            2005            2004            2005
                                                  ------------    ------------    ------------    ------------    -----------
Revenue                                                            (Restated)                      (Restated)
  Net Sales                                       $    540,203    $    280,869    $  1,692,255    $    542,627    $ 4,765,047
  Services                                             195,730          26,072         403,412          34,030        641,968
                                                  ------------    ------------    ------------    ------------    -----------
     Net revenue                                       735,934         306,941       2,095,667         576,657      5,407,016
  Cost of goods sold                                   384,670         240,721       1,281,393         409,295      3,682,946
                                                  ------------    ------------    ------------    ------------    -----------
  Gross profit                                         351,264          66,220         814,274         167,362      1,724,070

Costs and Expenses
  Bank charges                                           2,618           4,525           8,566           8,140         14,334
  Communication                                         23,600          16,009          39,533          26,346         76,823
  Consulting fees                                           --           3,410              --           9,276         90,302
  Meals and entertainment                                8,603           7,527          14,961          11,410         36,013
  Depreciation and amortization                         10,397           1,442          21,653           6,691         96,919
  Marketing and promotion                               13,828              80          31,527           5,281         74,001
  Office                                                61,557          11,953         130,811          30,090        370,337
  Professional fees                                    107,961          48,373         190,763         112,418        489,005
  Investor relations                                    29,227          73,103          44,240          74,856        160,771
  Write down of furniture and equipment                     --              --              --              --          4,298
  Salaries and wages                                   456,450         133,893         780,900         228,343      1,723,716
  Employee benefits                                     11,933              --          24,537              --         56,240
  Travel                                                53,435          27,155          90,110          49,753        271,637
  Tax and licenses                                       2,572           7,846           2,572           7,846         32,400
  Research and development                                 679           1,150             893           1,150        314,736
  Directors compensation                                27,612         177,519          27,612         177,519        224,766
  Bad debt expense                                          --              --              --                         32,000
  Foreign currency (gain)/loss                          38,980              --          42,165                         42,165
  Interest expense                                          --             862              --           1,227         18,005
                                                  ------------    ------------    ------------    ------------    -----------
  Total expenses                                       849,451         514,847       1,450,841         750,346      4,128,466
                                                  ------------    ------------    ------------    ------------    -----------
Loss from operations                                  (498,188)       (448,627)       (636,567)       (582,984)    (2,404,396)
Gain on forgiveness of debt                                 --              --              --              --        169,441
                                                  ------------    ------------    ------------    ------------    -----------
  Total other income                                        --              --              --              --        169,441
Earnings before taxes                                 (498,188)       (448,627)       (636,567)       (582,984)    (2,234,955)
Benefit for income taxes                                                                                             (242,113)
                                                  ------------    ------------    ------------    ------------    -----------
NET EARNINGS (LOSS)                               $   (498,188)   $   (448,627)   $   (636,567)   $   (582,984)   $(1,992,842)
                                                  ============    ============    ============    ============    ===========
  Net (loss) per common share
  Basic and diluted                               $     (0.020)   $     (0.020)   $     (0.026)   $     (0.027)
                                                  ============    ============    ============    ============

  Weighted average common shares outstanding
  Basic and diluted                                 25,226,574      22,070,512      24,958,074      21,409,044

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

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statement of Stockholder's Equity
For the Period August 24, 2000 (Date of Inception) to April 30, 2005
--------------------------------------------------------------------------------


                                             Preferred Stock                 Common Stock
                                           --------------------   -----------------------------------    Additional
                                           Number of              Number of                               Paid-in
                                            Shares      Amount      Shares      Amount    Subscribed      Capital
                                           ---------   --------   ----------   --------   -----------   -----------
BALANCES August 24, 2000                   $      --   $     --           --         --            --            --
Shares issued during the period                                   10,000,000      6,000                      (5,991)

Net loss
                                           ---------   --------   ----------   --------   -----------   -----------
BALANCES October 31, 2001                         --         --   10,000,000      6,000                      (5,991)

Issuance of preferred stock for debt          25,882    169,440
Issuance of common stock for cash                                  3,333,300      2,000                     211,882
Issuance of common stock for services          3,333                 341,900        205                        (205)

Foreign Currency Translation Adjustment
Net loss
                                           ---------   --------   ----------   --------   -----------   -----------
BALANCES October 31, 2002                     29,215    169,440   13,675,200      8,205                     205,686

Shares issued during the period
  Shares issued for services                                         350,600        210                       8,764
  Shares Issued for Superclick Networks,
    Inc. acquisition (Note J)                                      5,516,667      3,310                     125,145
  Preferred shares converted to debt         (29,215)  (169,440)

Foreign Currency Translation Adjustment
Net (loss) profit
                                           ---------   --------   ----------   --------   -----------   -----------
BALANCES October 31, 2003                         --         --   19,542,467     11,725                     339,595

Shares issued during the period
  Shares issued for cash
    range ($0.18-$0.45 per share)                                  4,033,329      2,420                   1,201,070
  Shares issued for services                                         621,206        373                     314,781
  Stock options granted                                                              --                     134,822
  Stock subscribed                                                                            232,000

Foreign Currency Transalation Adjustment
Net loss
                                           ---------   --------   ----------   --------   -----------   -----------
BALANCES October 31, 2004                         --         --   24,197,002     14,518       232,000     1,990,268

Shares issued during the period
  Shares issued for cash
    (range $0.18-$0.45 per share)                                  1,166,665        700                     312,300
  Shares issued for services                                          29,690         18                      27,594
  Stock options exercised                                            110,625         66                      55,246
  Treasury stock received for
     cashless option exercises                                       (58,664)       (35)                    (29,297)
  Stock options granted                                                                                     139,764
  Stock subscribed                                                                           (232,000)

Foreign Currency Translation Adjustment
Net (loss) profit
                                           ---------   --------   ----------   --------   -----------   -----------
BALANCES April 30, 2005                           --         --   25,445,318   $ 15,267   $        --   $ 2,495,875
                                           =========   ========   ==========   ========   ===========   ===========

                                              Deficit
                                            Accumulated       Accumulated
                                             during the          Other                         Total
                                           Developmental     Comprehensive    Treasury     Stockholders'
                                               Stage         Income (loss)      Stock         Equity
                                           --------------    --------------   ---------    -------------
BALANCES August 24, 2000                               --                                             --
Shares issued during the period                                                                        9

Net loss                                          (67,679)                                       (67,679)
                                           --------------    --------------   ---------    -------------
BALANCES October 31, 2001                         (67,679)               --          --          (67,670)

Issuance of preferred stock for debt                                                             169,440
Issuance of common stock for cash                                                                213,882
Issuance of common stock for services                                                                 --

Foreign Currency Translation Adjustment                              (4,918)                      (4,918)
Net loss                                         (234,382)                                      (234,382)
                                           --------------    --------------   ---------    -------------
BALANCES October 31, 2002                        (302,061)           (4,918)         --           76,352

Shares issued during the period
  Shares issued for services                                                                       8,974
  Shares Issued for Superclick Networks,
    Inc. acquisition (Note J)                                                                    128,455
  Preferred shares converted to debt                                                            (169,440)

Foreign Currency Translation Adjustment                              (2,558)                      (2,558)
Net (loss) profit                                 (74,819)                                       (74,819)
                                           --------------    --------------   ---------    -------------
BALANCES October 31, 2003                        (376,880)           (7,476)         --          (33,036)

Shares issued during the period
  Shares issued for cash
    range ($0.18-$0.45 per share)                                                              1,203,490
  Shares issued for services                                                                     315,154
  Stock options granted                                                                          134,822
  Stock subscribed                                                                               232,000

Foreign Currency Transalation Adjustment                             25,120                       25,120
Net loss                                         (979,395)                                      (979,395)
                                           --------------    --------------   ---------    -------------
BALANCES October 31, 2004                      (1,356,275)           17,644          --          898,155

Shares issued during the period
  Shares issued for cash
    (range $0.18-$0.45 per share)                                                                313,000
  Shares issued for services                                                                      27,612
  Stock options exercised                                                                         55,313
  Treasury stock received for
     cashless option exercises                                                  (25,981)         (55,313)
  Stock options granted                                                                          139,764
  Stock subscribed                                                                              (232,000)

Foreign Currency Translation Adjustment                              37,120                       37,120
Net (loss) profit                                (636,567)                                      (636,567)
                                           --------------    --------------   ---------    -------------
BALANCES April 30, 2005                    $   (1,992,842)   $       54,764   $ (25,981)   $     547,083
                                           ==============    ==============   =========    =============

SUPERCLICK, INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended January 31, 2005, and 2004 (Restated), and
The Period August 24, 2000 (Date of Inception) to April 30, 2005
--------------------------------------------------------------------------------

                                                  Three Months                  Six Months
                                                 Ended April 30,              Ended April 30,         August 24, 2000
                                            -------------------------    -------------------------     (Inception) to
                                               2005           2004          2005           2004        April 30, 2005
                                            ----------    -----------    ----------    -----------    ----------------
                                                          (Restated)                   (Restated)

Net Gain/(Loss)                             $ (498,188)   $  (448,627)   $ (636,567)   $  (582,984)   $     (1,992,842)

Other Comprehensive Income (Loss)                   --             --            --             --                  --

  Foreign Currency Translation Adjustment       (8,566)       (13,873)       37,120        (24,466)             54,764
                                            ----------    -----------    ----------    -----------    ----------------

Net Comprehensive (Loss)                    $ (506,754)   $  (462,500)   $ (599,447)   $  (607,450)   $     (1,938,078)
                                            ==========    ===========    ==========    ===========    ================

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows For the Three and Six Months Ended
April 30, 2005 and 2004 (Restated), and The Period August 24, 2000 (Date of Inception) to April 30, 2005
--------------------------------------------------------------------------------

                                                          Three Months              Six Months
                                                         Ended April 30,           Ended April 30,         August 24, 2000
                                                     ----------------------    ------------------------    (Inception) to
                                                        2005         2004         2005          2004       April 30, 2005
                                                     ---------    ---------    ---------    -----------    ---------------
                                                                  (Restated)                (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(498,188)   $(448,627)   $(636,567)   $  (582,984)   $    (1,992,842)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
      Depreciation                                      10,397        1,442       21,653          6,692             80,178
      Compensation expense on intrinsic value of
        options issued                                  92,446        4,203      139,764          4,203            274,586
      Stock issued for services                         27,612           --       27,612             --            351,740
      Deferred tax benefit                                  --           --           --             --            (35,432)
      Abandonment of furniture and equipment                --           --           --             --              4,383
CHANGES IN CURRENT ASSETS AND CURRENT
  LIABILITIES: (Net of effect of acquisition)
  (Increase) decrease in current assets:
      Accounts receivable                              104,740     (161,194)     274,157       (374,966)          (825,516)
      Other receivables                                     --      (27,307)      21,937        (23,998)           (60,392)
      Prepaid expenses                                   6,918      (39,475)      (6,443)       (31,728)           (30,470)
      Inventory                                        (89,851)     (46,879)     169,803        (44,869)          (203,920)
  Increase (decrease) in current liabilities:
      Accounts payable and accrued expenses             41,633      117,255     (329,426)       148,015            485,424
      Accrued payroll                                    2,807        1,089       (9,490)       (29,759)             2,733
      Accrued other                                         --       (5,114)      47,951         19,470             51,228
      Deferred revenue                                 (10,900)      17,827     (195,323)        39,533            319,871
                                                     ---------    ---------    ---------    -----------    ---------------
      NET CASH USED FOR OPERATING ACTIVITIES          (312,386)    (586,780)    (474,373)      (870,391)        (1,578,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Stock issued to acquire subsidiary                    --           --           --             --            128,455
      Acquisition of furniture and equipment           (13,211)     (24,853)     (22,428)       (27,740)          (238,372)
                                                     ---------    ---------    ---------    -----------    ---------------
      NET CASH USED FOR INVESTING ACTIVITIES           (13,211)     (24,853)     (22,428)       (27,740)          (109,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                              81,000      899,519       81,000      1,247,519          1,730,381
      Repayment of Note payable                             --           --           --        (23,143)                --
                                                     ---------    ---------    ---------    -----------    ---------------
      NET CASH PROVIDED  BY FINANCING ACTIVITIES        81,000      899,519       81,000      1,224,376          1,730,381

    EFFECT OF EXCHANGE RATE CHANGES ON CASH            (13,837)      (4,273)      42,397        (12,147)            60,041
                                                     ---------    ---------    ---------    -----------    ---------------
NET INCREASE (DECREASE) IN CASH                       (258,434)     283,613     (373,404)       314,098            102,075
CASH, beginning of period                              360,509       49,808      475,479         19,323                 --
                                                     ---------    ---------    ---------    -----------    ---------------
CASH, end of period                                  $ 102,075    $ 333,421    $ 102,075    $   333,421    $       102,075
                                                     =========    =========    =========    ===========    ===============

  Interest paid                                      $      --    $      --    $      --    $        --    $         2,344
  Taxes paid                                         $   2,572    $      --    $   2,572    $        --    $         3,372

Other non-cash investing and financing activities:
  Shares issued for services                         $  27,612    $ 240,019    $  27,612    $   240,019    $       351,740
  Shares issued for acquisition                      $      --    $      --    $      --    $        --    $       128,455

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

Intangible assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                April 30, 2005
                                --------------
                      Gross
                    Intangible   Accumulated           Net
                      Assets     Amortization   Intangible Assets
                    ----------   ------------   -----------------
Other intangibles      500          500                 0


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

      Computer equipment           $ 188,838
      Inventory in transit            22,119
      Provision for losses           (10,704)
                                   ---------
                                   $ 200,253
                                   =========


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2005:

      Furniture & fixtures             $  96,038
      Computer hardware                   87,016
      Leasehold improvements              25,303
      Fabrication mold and dye            18,100
      Computer software                      838
                                       ---------
                                         227,295
      Accumulated depreciation           (77,882)
      Fixed assets, net                $ 149,413
                                       =========


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

                     United States Corporation Income Taxes

            Year of Loss                Amount      Expiration Date
            -----------------         ----------   -----------------
            October 31, 2004          $  901,320   October 31, 2024
            October 31, 2003              68,638   October 31, 2023
            December 31, 2002             10,534   December 31, 2022
            December 31, 2001            181,335   December 31, 2021
            December 31, 2000             88,027   December 31, 2020
            December 31, 1999             18,936   December 31, 2019
                                      ----------
                                      $1,268,790
                                      ==========


The expiration dates for U.S. net operating losses (NOL) may be extendable under
Section 381 of the U.S. Internal Revenue Code.

                      Canadian Income Taxes (Stated in CAD)

            Year of Loss                Amount      Expiration Date
            -----------------         ----------   -----------------
            October 31, 2004          $  102,989   October 31, 2011
            October 31, 2003               5,322   October 31, 2010
            October 31, 2002             350,910   October 31, 2009
            October 31, 2001              24,879   October 31, 2008
                                      ----------
                                      $  484,100
                                      ==========

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

On March 8, 2005 the company issued the following shares to Directors for services rendered.

                           Todd M. Pitcher      6,250
                           George Vesnaver      4,688
                           Hugh Renfro          4,688
                           Jacobo Melcer        4,688
                           Robert MacFarlane    4,688
                           Paul Gulyas          4,688
                                               ------
                           Total               29,690
                                               ======

NOTE I - WARRANTS

At April 30, 2005 the Company had 2,299,999 "A" Warrants outstanding and 966,668 "B" Warrants entitling the holder thereof the right to purchase one common share for each warrant held as follows:

                      Exercise
Warrant   Number of   Price Per   Expiration
Class     Warrants     Warrant       Date
-------   ---------   ---------   ----------
B           386,668   $    0.24     9/9/06
B           193,333   $    0.24    9/29/06
B           193,333   $    0.24    10/15/06
B           193,334   $    0.24    10/22/06
          ---------
            966,668

A            55,555   $    0.60    4/14/07
A           444,444   $    0.60    4/19/07
A           100,000   $    0.60    4/19/07
A           100,000   $    0.60    4/23/07
A           100,000   $    0.60    4/29/07
A           100,000   $    0.60    4/29/07
A           100,000   $    0.60    4/29/07
A           100,000   $    0.60     5/7/07
A           200,000   $    0.60    5/10/07
A           100,000   $    0.60    5/11/07
A           100,000   $    0.60    5/12/07
A           100,000   $    0.60    5/17/07
A            11,000   $    0.60    5/24/07
A           100,000   $    0.60    5/24/07
A           200,000   $    0.60     6/2/07
A           100,000   $    0.60    6/16/07
A            89,000   $    0.60    6/17/07
A           200,000   $    0.60    3/29/08
          ---------
Total     2,299,999

          3,266,667
          =========


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

The following table summarizes the Company's stock option activity for the quarter ended April 30, 2005:

                                                       2005
                                            ----------------------------
                                                        Weighted Average
                                             Shares      Exercise Price
                                            ---------   ----------------
      Outstanding at beginning of period    2,029,784   $           0.53

      Granted                                      --                 --

      Exercised                               111,875               0.50

      Forfeited                                    --                 --
                                            ---------   ----------------

      Outstanding at end of quarter         1,917,909   $           0.56
                                            =========   ================

      Options exerciseable at quarter end     775,716
                                            =========


The following table summarizes information about the Company's stock options outstanding at April 30, 2005:

                    Options Outstanding               Options Exercisable
           --------------------------------------   ----------------------
              Number        Weighted     Weighted                 Weighted
Range of   Outstanding      Average      Average                  Average
Exercise   At April 30,   Contractural   Exercise     Number      Exercise
Prices         2005       Life (years)    Price     Outstanding    Price
--------   ------------   ------------   --------   -----------   --------

$   0.50        884,784           0.84   $   0.50       479,258   $   0.50
    0.50        608,125           1.09       0.50       188,125       0.50
    0.65        300,000           1.34       0.65        87,500       0.65
    0.60        125,000           1.61       0.60        20,833       0.60

           ------------   ------------   --------   -----------   --------
Total         1,917,909           1.05   $   0.53       775,716   $   0.52
           ============   ============   ========   ===========   ========


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

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the three months ended April 30, 2005 would have been:

                                   Three months       Three months
                                       Ended              Ended
                                  April 30, 2005     April 30, 2004
                                  ---------------    ---------------

Net loss as reported                    ($498,188)         ($448,627)

Pro forma                               ($514,884)         ($471,700)

Net loss per share, as reported           ($0.020)           ($0.020)

Pro forma                                 ($0.020)           ($0.021)


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

NOTE L - COMMITMENTS

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company has also entered into non-cancelable operating leases for office equipment, computers and a vehicle at monthly payments of $634. Future lease payments under these operating leases are as follows:

                Year Ended October 31,
                2005                      $28,296
                2006                       55,484
                2007                       55,011
                2008                       52,937
                2009                       48,525
                                         --------
                                         $240,253
                                         ========


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

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Balance Sheet
January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                      January 31,    January 31,    January 31,
                                                          2005           2005           2005
                                                      -----------    -----------    ------------
                                                      (Originally
                                                       Reported)     (Restated)     (Difference)

                                     ASSETS

CURRENT ASSETS
  Cash                                                $   360,509    $   360,509    $         (0)
  Accounts receivable                                     867,792        867,792              --
  R&D Tax credits receivable (Note E)                      81,179         81,179              --
  Sales tax refund receivable                              28,976         28,976              --
  Inventory (Note B)                                      114,023        114,023              --
  Prepaid expenses                                         37,265         37,264              (1)
                                                      -----------    -----------    ------------
      TOTAL CURRENT ASSETS                              1,489,744      1,489,743              -1
                                                      -----------    -----------    ------------

  Fixed assets (Note C)
      Cost                                                217,637        217,637              --
      Accumulated Depreciation                            (68,739)       (68,739)             --
                                                      -----------    -----------    ------------
      Net                                                 148,898        148,898              --
                                                      -----------    -----------    ------------

  Deferred tax benefit (Note E)                            34,937         34,937              --
                                                      -----------    -----------    ------------

  Goodwill                                              1,218,606             --      (1,218,606)
                                                      -----------    -----------    ------------

      TOTAL ASSETS                                    $ 2,892,185    $ 1,673,578    $ (1,218,607)
                                                      ===========    ===========    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses :
      Accounts payable (Note D)                       $   439,802    $   439,802    $         --
      Accured other                                        50,226         50,226              --
  Deferred revenue                                             --        330,771         330,771
                                                      -----------    -----------    ------------
      TOTAL CURRENT LIABILITIES                           490,028        820,799         330,771
                                                      -----------    -----------    ------------

      COMMITMENTS (Note K)                                     --

STOCKHOLDERS' EQUITY (Note G)

  Preferred stock, par value $.0001; 20,000,000
  shares authorized; 0 issued and outstanding                  --                             --

  Common stock, par value $.0006, 120,000,000
   shares authorized; issued and outstanding
   25,163,773 at January 31, 2005                          15,098         15,098              --
  Additional paid-in capital                            3,591,539      2,269,006      (1,322,533)
  Stock subscribed                                             --             --              --
  Deficit accumulated during the development stage     (1,281,919)    (1,494,655)       (212,736)
  Accumulated other comprehensive (loss)
      (Primarily cumulative translation adjustment)        77,439         63,330         (14,109)

                                                      -----------    -----------    ------------
      TOTAL STOCKHOLDERS' EQUITY                        2,402,157        852,779      (1,549,378)
                                                      -----------    -----------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 2,892,185    $ 1,673,578    $ (1,218,607)
                                                      ===========    ===========    ============

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended January 31, 2005 and 2004, and
The Period August 24, 2000 (Date of Inception) to January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                                                       June 3,      August 24,     August 24,
                                        Three           Three           Three            1999           2000           2000
                                        Months          Months          Months       (Inception)    (Inception)    (Inception)
                                        Ended           Ended           Ended            to             to             to
                                     January 31,     January 31,     January 31,     January 31,    January 31,    January 31,
                                     ------------    ------------    ------------    -----------    -----------    -----------
                                         2005            2005            2005            2005           2005           2005
                                     ------------    ------------    ------------    -----------    -----------    -----------
                                     (Originally                                     (Originally
                                      reported)       (Restated)     (Difference      Reported)     (Restated)     (Difference)

Revenue
  Net Sales                          $  1,437,363    $  1,152,051    $   (285,312)   $ 4,231,825    $ 4,224,844    $    (6,981)
  Services                                     --         207,682         207,682        446,238        446,238
  Cost of goods sold                      896,723         896,723              --      2,742,477      3,298,276        555,799
                                     ------------    ------------    ------------    -----------    -----------    -----------
  Gross profit                            540,640         463,010         (77,630)     1,489,348      1,372,806       (116,542)

Costs and Expenses                                                             --
  Loss on equity method investment             --              --              --         90,000             --        (90,000)
  Bank charges                              5,948           5,948              --         11,880         11,716           (164)
  Communication                            15,932          15,932              --         53,820         53,222           (598)
  Consulting fees                              --              --              --         79,228         90,303         11,075
  Meals and entertainment                   6,358           6,358              --         57,819         27,410        (30,409)
  Depreciation and amortization            11,256          11,256              --         36,258         86,522         50,264
  Marketing and promotion                  17,699          17,699              --         74,712         60,173        (14,539)
  Office                                   69,254          69,254              --        271,621        308,780         37,159
  Professional fees                        82,802          82,802              --        522,242        381,044       (141,198)
  Investor relations                       15,014          15,014              --        160,274        131,545        (28,729)
  Loss due to license revisions                --              --              --          4,639             --         (4,639)
  Write down of furniture and
    equipment                                  --              --              --          4,668          4,297           (371)
  Salaries and wages                      329,229         324,451          (4,778)       909,673      1,267,266        357,593
  Employee benefits                        12,603          12,603              --         29,550         44,306         14,756
  Travel                                   36,675          36,675              --        162,017        218,202         56,185
  Tax and licenses                             --              --              --          7,665         29,828         22,163
  Research and development                    213             213              --         39,380        314,056        274,676
  Directors compensation                       --              --              --        197,154        197,154             --
  Bad debt expense                             --              --              --         32,000         32,000             --
  Write down of intangible asset               --              --              --        136,000             --       (136,000)
  Foreign currency (gain)/loss              3,185           3,185              --          3,186          3,186             --
  Interest expense                             --              --              --          6,345         18,005         11,660
                                     ------------    ------------    ------------    -----------    -----------    -----------
  Total expenses                          606,168         601,390          (4,778)     2,890,131      3,279,015        388,884
                                     ------------    ------------    ------------    -----------    -----------    -----------
Loss from operations                      (65,528)       (138,380)        (72,852)    (1,400,783)    (1,906,209)      (505,426)
Gain on sale of investment                     --              --              --         80,000             --        (80,000)
Gain on forgiveness of debt                    --              --              --         38,864        169,441        130,577
                                     ------------    ------------    ------------    -----------    -----------    -----------
  Total other income                           --              --              --        118,864        169,441         50,577
Earnings before taxes                     (65,528)       (138,380)        (72,852)    (1,281,919)    (1,736,768)      (454,849)
Benefit for income taxes                       --              --              --             --       (242,113)      (242,113)
                                     ------------    ------------    ------------    -----------    -----------    -----------
NET EARNINGS (LOSS)                  $    (65,528)   $   (138,380)   $    (72,852)   $(1,281,919)   $(1,494,655)   $  (212,736)
                                     ============    ============    ============    ===========    ===========    ===========
  Net (loss) per common share
  Basic and diluted                  $     (0.003)   $     (0.006)   $     (0.003)
                                     ============    ============    ============

  Weighted average common shares
    outstanding
  Basic and diluted                    25,088,588      25,088,588      20,747,646

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

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the Period August 24, 2000 (Date of Inception) to January 31, 2005 (Restatement)
--------------------------------------------------------------------------------

                                                            For the Period         For the Period         For the Period
                                                             June 3, 1999          August 24, 2000        August 24, 2000
                                                          (Date of Inception)    (Date of Inception)    (Date of Inception)
                                                            to January 31,           to January           to January 31,
                                                          -------------------    -------------------    -------------------
                                                                  2005                   2005                   2005
                                                          -------------------    -------------------    -------------------
                                                              (Originally
                                                               reported)             (Restated)            (Difference)
Common stock:
Shares issued for merger with Superclick Networks, Inc.
      Shares                                                       14,025,800              5,516,667             (8,509,133)
      Amount                                              $             8,415    $             3,310    $            (5,105)
      Additional paid in capital                          $         1,236,520    $           125,145    $        (1,111,375)
Shares issued for acquistion of Nordic
      Shares                                                          166,667                     --               (166,667)
      Amount                                              $               100    $                --    $              (100)
      Additional paid in capital                          $            89,900    $                --    $           (89,900)
Shares issued for license, net                                             --
      Shares                                                          416,666                     --               (416,666)
      Amount                                              $               250    $                --    $              (250)
      Additional paid in capital                          $             9,750    $                --    $            (9,750)
Shares issued for cash:
      Shares                                                        9,933,328              8,333,294             (1,600,034)
      Amount                                              $             5,960    $             5,000    $              (960)
      Additional paid in capital                          $         1,891,525    $         1,733,882    $          (157,643)
Shares issued for services:
      Shares                                                          621,206             11,313,706             10,692,500
      Amount                                              $               373    $             6,788    $             6,415
      Additional paid in capital                          $           314,781    $           317,349    $             2,568
Common stock subscribed                                   $                --    $                --    $                --
Stock options granted                                     $           138,573    $           182,140    $            43,567
Fees related to share issuance                            $           (89,510)   $           (89,510)   $                --
Foreign Currency Translation Adjustment                   $            77,439    $            63,330    $           (14,109)
Accumulated Deficit through October 31, 2004              $        (1,281,919)   $        (1,494,655)   $          (212,736)
                                                          -------------------    -------------------    -------------------
Total shareholders equity                                 $         2,402,157    $           852,779    $        (1,549,378)
                                                          ===================    ===================    ===================

Total Common Stock
Shares                                                             25,163,667             25,163,667                     --
Amount                                                    $            15,098    $            15,098    $                --
Additional paid in capital                                $         3,591,539    $         2,269,006    $        (1,322,533)

SUPERCLICK, INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended January 31, 2005, and 2004, and
The Period August 24, 2000 (Date of Inception) to January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                       Three         Three         Three
                                      Months        Months         Months        June 3, 1999     August 24, 2000   August 24, 2000
                                       Ended         Ended         Ended        (Inception) to    (Inception) to    (Inception) to
                                    January 31,   January 31,   January 31,      January 31,        January 31,       January 31,
                                    -----------   -----------   ------------    --------------    ---------------   ---------------
                                        2005          2005          2005             2005               2005              2005
                                    -----------   -----------   ------------    --------------    ---------------   ---------------
                                    (Originally                                  (Previously
                                     reported)    (Restated)    (Difference)       Stated)          (Restated)        (Difference

Net Gain/(Loss)                     $   (65,528)  $  (138,380)  $    (72,852)   $   (1,216,391)   $    (1,494,655)  $      (278,264)

Other Comprehensive Income (Loss)            --            --             --                --                 --

  Foreign Currency Translation
    Adjustment                           40,528        45,686          5,158            77,439             63,330           (14,109)
                                    -----------   -----------   ------------    --------------    ---------------   ---------------

Net Comprehensive (Loss)            $   (25,000)  $   (92,694)  $    (67,694)   $   (1,138,952)   $    (1,431,325)  $      (292,373)
                                    ===========   ===========   ============    ==============    ===============   ===============

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows For the Three Months Ended January 31, 2005 and 2004, and The Period August 24, 2000 (Date of Inception) to January 31, 2005
(Restatement)
--------------------------------------------------------------------------------

                                                                     Three         Three          Three
                                                                    Months        Months          Months
                                                                     Ended         Ended          Ended
                                                                  January 31,   January 31,    January 31,
                                                                  -----------   -----------    ------------
                                                                      2005          2005           2005
                                                                  -----------   -----------    ------------
                                                                  (Originally
                                                                   reported)    (Restated)     (Difference)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $   (65,528)  $  (138,380)   $    (72,852)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
      Depreciation                                                     11,256        11,256              --
      Amortization
      Compensation expense on intrinsic value of options issued        52,096        47,318          (4,778)
      Stock issued for services
      License impairment agreement
      Write down of goodwill
      Deferred tax benefit
      Abondonment of furniture and equipment
      Loss on investment
CHANGES IN CURRENT ASSETS AND CURRENT
  LIABILITIES: (Net of effect of acquisition)
  (Increase) decrease in current assets:
      Accounts receivable                                             169,417       169,417              --
      Other receivables                                                21,937        21,937              --
      Prepaid expenses                                                (13,361)      (13,361)             --
      Inventory                                                       259,654       259,654              --
  Increase (decrease) in current current liabilities:
      Accounts payable and accrued expenses                          (371,060)     (371,060)             --
      Accrued payroll                                                 (12,297)      (12,297)             --
      Accrued other                                                    47,951        47,951              --
      Deferred revenue                                               (258,459)     (184,423)         74,036
                                                                  -----------   -----------    ------------
      NET CASH USED FOR OPERATING ACTIVITIES                         (158,394)     (161,988)         (3,594)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Stock issued for acquisition of subsidiary
      Acquisition of furniture and equipment                           (9,217)       (9,217)             --
                                                                  -----------   -----------    ------------
      NET CASH USED FOR INVESTING ACTIVITIES                           (9,217)       (9,217)             --
CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                                               --              --
      Repayment of Note payable                                                          --              --
      Related party loan
      NET CASH PROVIDED BY FINANCING ACTIVITIES                            --            --              --

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                              52,641        56,235           3,594
NET INCREASE (DECREASE) IN CASH                                      (114,970)     (114,970)             --
CASH, beginning of period                                             475,479       475,479              --
CASH acquired                                                              --            --              --
                                                                  -----------   -----------    ------------
CASH, end of period                                               $   360,509   $   360,509    $         --
                                                                  ===========   ===========    ============
Other non-cash investing and financing activities:
  License agreement acquired by issue of common stock             $        --   $        --    $         --
  Nordic Racing Limited acquired by issue of common stock         $        --   $        --    $         --
  Forgiveness of related party loan                               $        --   $        --    $         --
  Shares issued for services                                      $        --   $        --    $         --
  Shares issued for acqusition                                    $        --   $        --    $         --
  Interest paid                                                   $        --   $        --    $         --
  Taxes paid                                                      $        --   $        --    $         --

                                                                   June 3, 1999     August 24, 2000    August 24, 2000
                                                                  (Inception) to    (Inception) to     (Inception) to
                                                                   January 31,        January 31,        January 31,
                                                                  --------------    ---------------    ---------------
                                                                       2005               2005               2005
                                                                  --------------    ---------------    ---------------
                                                                   (Originally
                                                                    reported)         (Restated)        (Difference)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $   (1,281,919)   $    (1,494,655)   $      (212,736)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
      Depreciation                                                        30,897             69,781             38,884
      Amortization                                                         5,361                 --             (5,361)
      Compensation expense on intrinsic value of options issued          138,573            182,142             43,569
      Stock issued for services                                          315,154            324,128              8,974
      License impairment agreement                                         4,639                 --             (4,639)
      Write down of goodwill                                             136,000                 --           (136,000)
      Deferred tax benefit                                               (35,432)           (35,432)                --
      Abondonment of furniture and equipment                               4,670              4,383               (287)
      Loss on investment                                                  90,000                 --            (90,000)
CHANGES IN CURRENT ASSETS AND CURRENT
  LIABILITIES: (Net of effect of acquisition)
  (Increase) decrease in current assets:
      Accounts receivable                                               (724,974)          (930,256)          (205,282)
      Other receivables                                                   11,440            (60,392)           (71,832)
      Prepaid expenses                                                   (29,282)           (37,388)            (8,106)
      Inventory                                                          (92,349)          (114,069)           (21,720)
  Increase (decrease) in current current liabilities:                                            --                 --
      Accounts payable and accrued expenses                              185,725            443,790            258,065
      Accrued payroll                                                    (65,978)               (74)            65,904
      Accrued other                                                       59,552             51,228             (8,324)
      Deferred revenue                                                    (1,563)           330,771            332,334
                                                                  --------------    ---------------    ---------------
      NET CASH USED FOR OPERATING ACTIVITIES                          (1,249,486)        (1,266,043)           (16,557)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Stock issued for acquisition of subsidiary                        (145,000)           128,455            273,455
      Acquisition of furniture and equipment                            (140,498)          (225,161)           (84,663)
                                                                  --------------    ---------------    ---------------
      NET CASH USED FOR INVESTING ACTIVITIES                            (285,498)           (96,706)           188,792
CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                             1,807,975          1,649,381           (158,594)
      Repayment of Note payable                                               --                 --                 --
      Related party loan                                                 (19,844)                --             19,844
      NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,788,131          1,649,381           (138,750)

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                100,789             73,877            (26,912)
NET INCREASE (DECREASE) IN CASH                                          353,937            360,509              6,572
CASH, beginning of period                                                     --                 --                 --
CASH acquired                                                              6,572                 --             (6,572)
                                                                  --------------    ---------------    ---------------
CASH, end of period                                               $      360,509    $       360,509    $             0
                                                                  ==============    ===============    ===============
Other non-cash investing and financing activities:
  License agreement acquired by issue of common stock             $       10,000    $            --    $       (10,000)
  Nordic Racing Limited acquired by issue of common stock         $       90,000    $            --    $       (90,000)
  Forgiveness of related party loan                               $       38,864    $            --    $       (38,864)
  Shares issued for services                                      $      315,154    $       324,128    $         8,974
  Shares issued for acqusition                                    $    1,244,935    $       128,455    $    (1,116,480)
  Interest paid                                                   $        2,344    $         2,344    $            --
  Taxes paid                                                      $          800    $           800    $            --

NOTE O - PRIOR YEAR RESTATEMENT

We have restated the three and six months ending April 30, 2004 to reflect a decrease in maintenance revenue for that portion of maintenance revenue originally recorded that should have been deferred and recognized over the life of the maintenance period, which is typically 12 months.

The following condensed information presents the impact of the decrease in maintenance revenue as discussed above and the restatement of the Consolidated Statement of Operations, Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statement of Cash Flows on the Company's financial information as originally reported for the three months ended April 30, 2004:


SUPERCLICK, INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Operations
For the Three and Six Months Ended April 30, 2004 (Restated)
--------------------------------------------------------------------------------

                              Three Months Ended April 30,                  Six Months Ended April 30,
                       -----------------------------------------    -----------------------------------------
                           2004          2004           2004            2004          2004           2004
                       -----------    ----------    ------------    -----------    ----------    ------------
                       (Originally                                  (Originally
                        reported)     (Restated)    (Difference)     reported)     (Restated)    (Difference)
Net sales              $   280,869    $  280,869    $         --    $   542,627    $  542,627    $         --
Services                    43,899        26,072         (17,827)        73,563        34,030         (39,533)
                       -----------    ----------    ------------    -----------    ----------    ------------
  Total revenue            324,768       306,941         (17,827)       616,190       576,657         (39,533)
Cost of goods sold         240,721       240,721              --        409,295       409,295              --
                       -----------    ----------    ------------    -----------    ----------    ------------
Gross profit                84,047        66,220         (17,827)       206,895       167,362         (39,533)

Total expenses             514,847       514,847              --        750,346       750,346              --
                       -----------    ----------    ------------    -----------    ----------    ------------
Loss from operations      (430,800)     (448,627)        (17,827)      (543,451)     (582,984)        (39,533)

NET EARNINGS (LOSS)    $  (430,800)   $ (448,627)   $    (17,827)   $  (543,451)   $ (582,984)   $    (39,533)
                       ===========    ==========    ============    ===========    ==========    ============

SUPERCLICK, INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended April 30, 2004 (Restated)
--------------------------------------------------------------------------------

                                                   Three Months Ended  April 30,                Six Months Ended April 30,
                                            -----------------------------------------    -----------------------------------------
                                                2004          2004           2004            2004          2004           2004
                                            -----------    ----------    ------------    -----------    ----------    ------------
                                            (Originally                                  (Originally
                                             reported)     (Restated)    (Difference)     reported)     (Restated)    (Difference)

Net gain/(loss)                             $  (430,800)   $ (448,627)   $    (17,827)   $  (543,451)   $ (582,984)   $    (39,533)

Other comprehensive income (loss)                    --            --              --             --            --              --

  Foreign currency translation adjustment       (13,873)      (13,873)             --        (24,466)      (24,466)             --
                                            -----------    ----------    ------------    -----------    ----------    ------------
Net comprehensive (loss)                    $  (444,673)   $ (462,500)   $    (17,827)   $  (567,917)   $ (607,450)   $    (39,533)
                                            ===========    ==========    ============    ===========    ==========    ============

SUPERCLICK, INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows
For the Three and Six Months Ended April 30, 2004 (Restated)
--------------------------------------------------------------------------------

                                                      Three Months Ended April 30,                Six Months Ended April 30,
                                                ---------------------------------------   -----------------------------------------
                                                    2004         2004          2004           2004          2004           2004
                                                -----------   ----------   ------------   -----------    ----------    ------------
                                                (Originally                               (Originally
                                                 reported)    (Restated)   (Difference)    reported)     (Restated)    (Difference)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $  (430,800)  $ (448,627)  $    (17,827)  $  (543,451)   $ (582,984)   $    (39,533)
  Adjustments to reconcile net loss
   to net cash used by operating activities:
     Depreciation                                     1,442        1,442             --         6,692         6,692              --
     Amortization
     Compensation expense on intrinsic value
       of options issued                              4,203        4,203             --         4,203         4,203              --
     Stock issued for services
     License impairment agreement
     Write down of goodwill
     Deferred tax benefit
     Abandonment of furniture and equipment
     Loss on investment
CHANGES IN CURRENT ASSETS AND CURRENT
  LIABILITIES: (Net of effect of acquisition)
  (Increase) decrease in current assets:
     Accounts receivable                           (161,194)    (161,194)            --      (374,966)     (374,966)             --
     Other receivables                              (27,307)     (27,307)            --       (23,998)      (23,998)             --
     Prepaid expenses                               (39,475)     (39,475)            --       (31,728)      (31,728)             --
     Inventory                                      (46,879)     (46,879)            --       (44,869)      (44,869)             --
  Increase (decrease) in current liabilities:
     Accounts payable and accrued expenses          117,255      117,255             --       148,015       148,015              --
     Accrued payroll                                  1,089        1,089             --       (29,759)      (29,759)             --
     Accrued other                                   (5,114)      (5,114)            --        19,470        19,470              --
     Deferred revenue                                    --       17,827         17,827            --        39,533          39,533
                                                -----------   ----------   ------------   -----------    ----------    ------------
     NET CASH USED FOR OPERATING ACTIVITIES        (586,780)    (586,780)            --      (870,391)     (870,391)             --
CASH FLOWS FROM INVESTING ACTIVITIES:
     Stock issued for acquisition of
       subsidiary                                        --           --             --            --            --              --
     Acquisition of furniture and equipment         (24,853)     (24,853)            --       (27,740)      (27,740)
                                                -----------   ----------   ------------   -----------    ----------    ------------
     NET CASH USED FOR INVESTING ACTIVITIES         (24,853)     (24,853)            --       (27,740)      (27,740)             --
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                           899,519      899,519             --     1,247,519     1,247,519              --
     Repayment of Note payable                           --           --             --       (23,143)      (23,143)
                                                -----------   ----------   ------------   -----------    ----------    ------------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                   899,519      899,519             --     1,224,376     1,224,376              --

  EFFECT OF EXCHANGE RATE CHANGES ON CASH            (4,273)      (4,273)            --       (12,147)      (12,147)             --
NET INCREASE (DECREASE) IN CASH                     283,613      283,613             --       314,098       314,098              --
CASH, beginning of period                            49,808       49,808             --        19,323        19,323              --
CASH acquired                                            --           --             --            --            --              --
                                                -----------   ----------   ------------   -----------    ----------    ------------
CASH, end of period                             $   333,421   $  333,421   $         --   $   333,421    $  333,421    $         --
                                                ===========   ==========   ============   ===========    ==========    ============

  Interest paid                                 $        --   $       --   $         --   $        --    $       --    $         --
  Taxes paid                                    $        --   $       --   $         --   $        --    $       --    $         --

Other non-cash investing and financing
 activities:
  Shares issued for services                    $   240,019   $  240,019   $         --   $   240,019    $  240,019    $         --
  Shares issued for acquisition                 $        --   $       --   $         --   $        --    $       --    $         --

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

Overview

Results of Operations

THREE AND SIX MONTHS ENDED APRIL 30, 2005 AND 2004

Net Sales for the three months ended April 30, 2005 and 2004 was $735,934 and $306,941, respectively. Net Sales for the six months ended April 30, 2005 and 2004 was $2,095,667 and $576,657, respectively. The three and six month increase of $428,993 and $1,519,010 represents a 140% and 263% increase, respectively, on a year over year basis and is directly attributable to the successful signing of significant contracts and completing those installations. Continued successes in gaining market acceptance of our product offering contributed to winning additional competitive contracts with high profile customers.

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

Net loss for the three months ended April 30, 2005 and 2004 was $498,188 and $448,627, respectively. Net loss for the six months April 30, 2005 and 2004 were $636,567 and $582,984 respectively. The three and six month increase in net loss of $49,561 and $53,583 represents a 11% and 9% increase, respectively, on a year over year basis and is due to higher costs related to professional fees, increased office expense due to expansion into larger facilities to accommodate growth, compensation of additional personnel and the expensing of stock options with less offset from lower than expected quarter revenues.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company's Interim President and Interim Chief Financial Officer (who is the principal accounting officer), both of whom were appointed in the interim capacity in April, 2005, to evaluate the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, it was determined that our internal controls over the revenue recognition of our accounting staff with respect to revenue recognition in conjunction with service contract revenue was deficient. Specifically, the deferral and amortization over the life of a contract was not performed. In addition, we identified that certain issued and outstanding options that permit "cashless exercise" should be subject to variable plan accounting treatment under applicable accounting standards. Accordingly, previously unrecognized compensation expense needed to be recognized as compensation expense in our previously issued financial statements under the Financial Accounting Standards Board's Interpretation 44, "Accounting for
Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (Issue Date 3/00). See Note I to Notes to Financial Statements commencing at Page 17 of this report.

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

In accordance with Item 308 (c) of Regulation S-B, there were no changes in the Company's internal control reporting in connection with the Company's evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-QSB.

However, during the most recent quarter covered by this Form 10-QSB, we undertook to begin evaluating upgrade software accounting systems to enhance our existing accounting system with the addition of new accounting software. We believe this will enhance our system of internal controls. This anticipated upgrade is being made in response to deficiencies in our internal controls.


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