Form 10KSB/A
period 2004-10-31
SUPERCLICK INC
filed 2005-08-16
CIK 1104891

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

Commission File No. 333-31238

                                SUPERCLICK, INC.
             (Exact name of registrant as specified in its charter)


            WASHINGTON                                52-2219677
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                              4275 EXECUTIVE SQUARE
                                    SUITE 215
                               LA JOLLA, CA 92037
               (Address, Including Zip Code, Including Area Code,
                   Of Registrant's mailing address in Texas)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|


                                EXPLANATORY NOTE

This Amendment No. 3 on Form 10-KSB/A to Superclick, Inc. (the "Company" or the "Registrant") Annual Report on Form 10-KSB for the year ended October 31, 2004 (the "Original Filing") which was filed with the Securities and Exchange Commission on January 28, 2005, is being filed to amend items described below contained in the Company's Annual Report on Form 10-KSB for such period originally filed with the Securities and Exchange Commission on January 28, 2005 as follows:

|X| Item 8A. Controls and Procedures. Clarification of Company's evaluation of its internal controls in conformity with Item 308(c) of Regulation S-B.

|X| Exhibits 31 Rule 13a-14(a) Certifications to conform exactly to Item 601(b)(31) of Regulation S-B and Securities Act Release No. 33-8238.

Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing. This Form 10-KSB/A is filed in response to comments received from the Division of Corporate Finance of the Securities and Exchange Commission. Certifications from our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     PAGE
Forward-Looking  Statements...............................................     1

PART I

1.  Description of Business...............................................     2
2.  Description of Property...............................................     8
3.  Legal Proceedings.....................................................     8
4.  Submission of Matters to a Vote of Security Holders...................     9

PART II

5.  Market for Common Equity and Related Stockholder Matters..............     9
6.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations.................................................    13
7.  Financial Statements..................................................    18
8.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure..................................................    18
8A. Controls and Procedures...............................................    18

PART III

9.  Directors, Executive Officers, Promoters and Control Persons;
    Compliance with Section  16(a) of the Exchange Act....................    18
10. Executive  Compensation...............................................    20
11. Security Ownership of Certain Beneficial Owners and Management and
    Related Stockholder Matters...........................................    23
12. Certain Relationships and Related Transactions........................    24
13. Exhibits and Reports on Form 8-K......................................    24
14. Principal  Accountant Fees and Services...............................    26

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

Location                            Approximate Square        Date Current              Monthly Rent
                                    Feet                      Expires
----------------------------------------------------------------------------------------------------

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

The following table summarizes the Company's stock option activity for the year ended October 31, 2004:

                                         2004
                                ----------------------------
                                                Weighted
                                                Average
                                   Shares    Exercise Price
                                -----------  --------------
Outstanding at
beginning of period                      --  $           --

Granted                           1,904,784            0.52

Forfeited                                --              --
                                -----------  --------------
Outstanding at
end of fiscal year                1,904,784  $         0.52
                                ===========  ==============
Options exerciseable
at year end                         390,562
                                ===========

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

United States Corporation Income Taxes

---------------------------------------  ---------------- -------------------
Year of Loss                             Amount           Expiration Date
---------------------------------------  ---------------- -------------------
October 31, 2004                               $901,,320  October 31, 2024
---------------------------------------  ---------------- -------------------
October 31, 2003                                  68,638  October 31, 2023
---------------------------------------  ---------------- -------------------
December 31, 2002                                 10,534  December 31, 2022
---------------------------------------  ---------------- -------------------
December 31, 2001                                181,335  December 31, 2021
---------------------------------------  ---------------- -------------------
December 31, 2000                                 88,027  December 31, 2020
---------------------------------------  ---------------- -------------------
December 31, 1999                                 18,936  December 31, 2019
---------------------------------------  ---------------- -------------------
                                              $1,268,790
---------------------------------------  ================ -------------------

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

Canadian Income Taxes  (Stated in CDN$)

---------------------------------------  ---------------- -------------------
Year of Loss                             Amount           Expiration Date
---------------------------------------  ---------------- -------------------
October 31, 2004                                $102,989  October 31, 2011
---------------------------------------  ---------------- -------------------
October 31, 2003                                   5,322  October 31, 2010
---------------------------------------  ---------------- -------------------
October 31, 2002                                 350,910  October 31, 2009
---------------------------------------  ---------------- -------------------
October 31, 2001                                  24,879  October 31, 2008
---------------------------------------  ---------------- -------------------
                                                $484,100
---------------------------------------  ================ -------------------

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

Operating lease obligations: Operating lease obligations consist of office rental commitment for the Company's offices in Montreal, Quebec, Canada. On October 1, 2004 the Company began a lease for office space in Montreal. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company leases one automobile for use in its Montreal personnel and US employees while at the Montreal facility. The Company has also entered into non-cancelable operating leases for office equipment, computers, and the aforementioned vehicle at monthly payments of $634. At October 31, 2004, our contractual obligations under these leases and other commitments were as follows:

              ---------------------------------- ---------
              Year Ended October 31,
              ---------------------------------- ---------
              2005                                 59,872
              ---------------------------------- ---------
              2006                                 55,484
              ---------------------------------- ---------
              2007                                 55,011
              ---------------------------------- ---------
              2008                                 52,937
              ---------------------------------- ---------
              2009                                 48,525
                                                 --------
                                                 $271,829

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

In accordance with Item 308 (c) of Regulation S-B, there were no changes in the Company's internal control reporting in connection with the Company's evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-KSB.

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


                                                 SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------
                                                                                Long-Term
                                                                               Compensation        All Other
                                                                                  Awards          Compensation
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     Securities
                                                                               Other Annual         Underlying
Name and Principle Position     Year          Salary (US$)       Bonus (US$)   Compensation       Options/Sars (#)
---------------------------------------------------------------------------------------------------------------------------
John Glazik                     2004            $90,000            $10,000          ---              884,784            ---
Chief Executive Officer and     2003                ---                ---          ---                  ---            ---
President                       2002                ---                ---          ---                  ---            ---
---------------------------------------------------------------------------------------------------------------------------
Claude Smith                    2004            $75,000                ---          ---              300,000            ---
Chief Financial Officer         2003                ---                ---          ---                  ---            ---
                                2002                ---                ---          ---                  ---            ---
---------------------------------------------------------------------------------------------------------------------------
Sandro Natale                   2004            $75,000                ---          ---                  ---            ---
VP Sales                        2003            $42,000                ---          ---                  ---            ---
                                2002            $26,000                ---          ---                  ---            ---
---------------------------------------------------------------------------------------------------------------------------

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

                  OPTION GRANTS IN LAST FISCAL YEAR
                  INDIVIDUAL GRANTS
                  --------------------------------------------------------
                  NUMBER OF
                  SECURITIES%     % OF
                  OF              TOTAL
                  UNDERLYING      OPTIONS        EXERCISE OR
                  OPTIONS         GRANTED TO     BASE PRICE    EXPIRATION
NAME              GRANTED (#)     EMPLOYEES      ($/SH)        DATE
--------------------------------- -------------- -------------------------
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



                          Shares Beneficially
Name                                 Owned                   Percent of Class
--------------------------------------------------------------------------------
Robert G. MacFarlane...........               3,630,611               14.4%
Sandro Natale..................               3,526,100               14.0%
John Glazik....................                 368,660                1.4%
Claude Smith...................                  50,000                 *
Todd M. Pitcher................                  53,571                 *
Hugh Renfro....................                  53,571                 *
Jacobo Melcer..................                  53,571                 *
Steve Montague.................                  53,571                 *
George Vesnaver................                  23,100                 *
All directors and
officers as a group............               7,812,755                 31%

----------
(*) means less than 1.0%

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


                ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.


(a)   Exhibits

      Financial Statements

      INDEPENDENT AUDITORS REPORT............................................F-2

      CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheet.............................................F-3

      Consolidated Statements of Operations..................................F-4

      Consolidated Statements of Stockholders' Equity........................F-5

      Consolidated Statements of Comprehensive Income........................F-6

      Consolidated Statements of Cash Flow...................................F-7

      Notes to Consolidated Financial Statements.............................F-9

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


Date:  August 15,  2005                      SUPERCLICK, INC.


                                             By:  /s/ Sandro Natale
                                                 -------------------------------
                                                 Sandro Natale
                                                 Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE TITLE DATE

/s/  Sandro Natale        Interim Chief Executive Officer        August 15, 2005
-----------------------
Sandro Natale

/s/ Todd M. Pitcher       Interim Chief Financial Officer
-----------------------   and Principle Accounting Officer       August 15, 2005
Todd M. Pitcher

BOARD OF DIRECTORS


/s/ Todd M. Pitcher       Chairman                               August 15, 2005
-----------------------
Todd M. Pitcher

/s/ Sandro Natale         Director                               August 15, 2005
-----------------------
Sandro Natale

/s/Jacobo Melcer          Director                               August 15, 2005
-----------------------
Jacobo Melcer

/s/ Robert MacFarlane     Director                               August 15, 2005
-----------------------
Robert MacFarlane

/s/ Hugh Renfro           Director                               August 15, 2005
-----------------------
Hugh Renfro

/s/ George Vesnaver       Director                               August 15, 2005
-----------------------
George Vesnaver

/s/ Paul Gulyas           Director                               August 15, 2005
----------------------
Paul Gulyas

                                SUPERCLICK, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS
                                   (RESTATED)

                      YEARS ENDED OCTOBER 31, 2004 AND 2003
                       AND FOR THE PERIOD AUGUST 24, 2000
                      (INCEPTION OF THE DEVELOPMENT STAGE)
                               TO OCTOBER 31, 2004

                                    CONTENTS

                                                                            PAGE

Report of Independent Registered Public Accounting Firm..................  F-1-2

FINANCIAL STATEMENTS

   Consolidated Balance Sheet............................................    F-3

   Consolidated Statements of Operations and Accumulated Deficit.........    F-4

   Consolidated Statements of Stockholders' Equity.......................    F-5

   Consolidated Statements of Comprehensive Income (Loss)................    F-6

   Consolidated Statements of Cash Flows.................................    F-7

   Supplemental Schedule of Non-Cash Investing and Financing Activities..    F-8

   Notes to the Financial Statements..................................... F-9-39

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


                                                    Bedinger & Company
                                                    Certified Public Accountants
                                                    Concord, California
                                                    December 16, 2004
                                                    (Except for Note M, which is
                                                    dated May 20, 2005)

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
OCTOBER 31, 2004 (RESTATED)
----------------------------------------------------------------------------------------------
                                                                                   October 31,
                                   ASSETS                                             2004
                                                                                   -----------
CURRENT ASSETS                                                                      (Restated)
      Cash                                                                         $   475,479
      Accounts receivable                                                            1,048,483
      R&D Tax credits receivable                                                        82,329
      Sales Tax refund receivable                                                       51,190
      Inventory (Note B)                                                               373,723
      Prepaid expenses                                                                  24,027
                                                                                   -----------
          TOTAL CURRENT ASSETS                                                       2,055,231
Fixed assets (Note B)
      Cost                                                                             211,561
      Accumulated Depreciation                                                         (58,525)
                                                                                   -----------
      Net                                                                              153,036

Deferred Tax Benefit (Note D)                                                           35,432
                                                                                   -----------
          TOTAL ASSETS                                                             $ 2,243,699
                                                                                   ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                             $   761,965
      Accounts payable-related parties                                                  52,885
      Accrued payroll                                                                   12,223
      Accrued other                                                                      3,277
      Deferred revenue                                                                 515,194
                                                                                   -----------
          TOTAL CURRENT LIABILITIES                                                  1,345,544
                                                                                   -----------
COMMITMENTS (Note I)

STOCKHOLDERS' EQUITY (Note E)
      Preferred stock, par value $.0001; 20,000,000
      shares authorized; 0 issued and outstanding                                           --

      Common stock, par value $.0006, 121,000,000 shares authorized; issued and outsta14,51824,197,002 at October 31, 2004 Common stock subscribed 232,000
      Additional paid-in capital 1,990,268 Deficit accumulated during the development stage (1,356,275) Accumulated other comprehensive gain (loss)
           (Cumulative translation adjustment)                                          17,644
                                                                                   -----------
          TOTAL STOCKHOLDERS' EQUITY                                                   898,155
                                                                                   -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 2,243,699
                                                                                   ===========

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
For the Years Ended October 31, 2004, 2003 and
The Period August 24, 2000 (Date of Inception) to October 31, 2004 (Restated)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                August 24, 2000
                                                                                     Year Ended October 31,     (Inception) to
                                                                                     2004            2003      October 31, 2004
                                                                                 ------------    ------------    ------------
                                                                                  (Restated)      (Restated)      (Restated)
                                                                                 ------------    ------------    ------------
Revenue
     Net Sales                                                                   $  2,331,811    $    638,222    $  3,072,793
     Services                                                                         220,928          14,114         238,556
     Cost of goods sold                                                             1,842,731    $    478,763       2,401,553
                                                                                 ------------    ------------    ------------
     Gross profit                                                                     710,008         173,573         909,796
Costs and Expenses
     Bank charges                                                                       4,959             809           5,768
     Communication                                                                     25,652           7,119          37,290
     Consulting fees                                                                   60,527          21,357          90,303
     Meals and entertainment                                                           15,762           4,067          21,052
     Depreciation and amortization                                                     17,045          27,414          75,266
     Marketing and promotion                                                           25,984          16,490          42,474
     Office                                                                           195,245          32,002         239,526
     Professional fees                                                                225,931          49,833         298,242
     Investor relations                                                               116,531              --         116,531
     Salaries and wages                                                               584,400         217,131         942,815
     Employee benefits                                                                 16,947           8,605          31,703
     Travel                                                                            94,082          53,393         181,527
     Tax and licenses                                                                  18,236          11,592          29,828
     Research and development                                                         136,610          23,004         313,843
     Directors compensation                                                           197,154              --         197,154
     Bad debt expense                                                                  32,000              --          32,000
     Other                                                                              3,355              --           4,298
     Interest expense                                                                   2,112          11,462          18,005
                                                                                 ------------    ------------    ------------
     Total Costs and Expenses                                                       1,772,532         484,278       2,677,625
                                                                                 ------------    ------------    ------------
(Loss) from Operations                                                             (1,062,524)       (310,705)     (1,767,829)

Gain on forgiveness of debt                                                                           169,441         169,441
                                                                                 ------------    ------------    ------------
Earnings (loss) before income taxes                                              $ (1,062,524)   $   (141,264)   $ (1,598,388)

Provision (Benefit) for income taxes                                                  (83,129)        (66,445)       (242,113)
                                                                                 ------------    ------------    ------------
NET EARNINGS (LOSS)                                                              $   (979,395)   $    (74,819)   $ (1,356,275)
                                                                                 ============    ============    ============
     Net (loss) per common share Basic and diluted                               $     (0.045)   $     (0.005)
                                                                                 ============    ============
     Weighted average common shares outstanding
     Basic and diluted                                                             21,702,313      14,339,439

     The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

     Stock options                                                                    939,856              --
     Warrants                                                                       2,217,583         773,333

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholder's Equity
For the Period August 24, 2000 (Date of Inception) to October 31, 2004
(Restated)
-----------------------------------------------------------------------------------------------------------------------------

                                                     Preferred Stock                  Common Stock
                                             ----------------------------    ----------------------------
                                              Number of                       Number of
                                                Shares           Amount         Shares          Amount        Subscribed
                                             ------------    ------------    ------------    ------------    ------------
BALANCES August 24, 2000                     $         --    $         --              --              --              --
Shares issued during the period                                                10,000,000           6,000
Net loss
                                             ------------    ------------    ------------    ------------    ------------
BALANCES October 31, 2001                              --              --      10,000,000           6,000

Issuance of preferred stock for debt               25,882         169,440
Issuance of common stock for cash                                               3,333,300           2,000
Issuance of common stock for services               3,333                         341,900             205
Foreign Currency Translation Adjustment
Net loss
                                             ------------    ------------    ------------    ------------    ------------
BALANCES October 31, 2002                          29,215         169,440      13,675,200           8,205

Shares issued during the period
     Shares issued for services                                                   350,600             210
     Shares Issued for Superclick Networks
          acquisition (Note J)                                                  5,516,667           3,310
     Preferred shares converted to debt           (29,215)       (169,440)       (169,440)
Foreign Currency Translation Adjustment
Net (loss) profit
                                             ------------    ------------    ------------    ------------    ------------
BALANCES October 31, 2003                              --              --      19,542,467          11,725

Shares issued during the period
     Shares issued for cash
         (range $0.18-$0.45 per share)                                          4,033,329           2,420
     Shares issued for services                                                   621,206             373
     Stock options granted                                                                             --
     Stock subscribed                                                                                             232,000
Foreign Currency Transalation Adjustment
Net loss
                                             ------------    ------------    ------------    ------------    ------------
BALANCES October 31, 2004                              --              --      24,197,002    $     14,518    $    232,000
                                             ============    ============    ============    ============    ============

                                                                Deficit
                                                             Accumulated     Accumulated
                                              Additional      during the         Other           Total
                                               Paid-in       Developmental   Comprehensive   Stockholders'
                                               Capital           Stage       Income (loss)      Equity
                                             ------------    ------------    ------------    ------------
BALANCES August 24, 2000                               --              --                              --
Shares issued during the period                    (5,991)                                              9
Net loss                                                          (67,679)                        (67,679)
                                             ------------    ------------    ------------    ------------
BALANCES October 31, 2001                          (5,991)        (67,679)             --         (67,670)

Issuance of preferred stock for debt                                                              169,440
Issuance of common stock for cash                 211,882                                         213,882
Issuance of common stock for services                (205)                                             --
Foreign Currency Translation Adjustment                                            (4,918)         (4,918)
Net loss                                                         (234,382)                       (234,382)
                                             ------------    ------------    ------------    ------------
BALANCES October 31, 2002                         205,686        (302,061)         (4,918)         76,352

Shares issued during the period
     Shares issued for services                     8,764                                           8,974
     Shares Issued for Superclick Networks
          acquisition (Note J)                    125,145                                         128,455
     Preferred shares converted to debt
Foreign Currency Translation Adjustment                                            (2,558)         (2,558)
Net (loss) profit                                                 (74,819)                        (74,819)
                                             ------------    ------------    ------------    ------------
BALANCES October 31, 2003                         339,595        (376,880)         (7,476)        (33,036)

Shares issued during the period
     Shares issued for cash
         (range $0.18-$0.45 per share)          1,201,070                                       1,203,490
     Shares issued for services                   314,781                                         315,154
     Stock options granted                        134,822                                         134,822
     Stock subscribed                                                                             232,000
Foreign Currency Transalation Adjustment                                           25,120          25,120
Net loss                                                         (979,395)                       (979,395)
                                             ------------    ------------    ------------    ------------
BALANCES October 31, 2004                    $  1,990,268    $ (1,356,275)   $     17,644    $    898,155
                                             ============    ============    ============    ============

SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended October 31, 2004 and 2003 and
The Period August 24, 2000 (Date of Inception) to October 31, 2004
(Restated)
------------------------------------------------------------------------------------------
                                                Year Ended     Year Ended      August 24,
                                                Year Ended     Year Ended   2000 (Inception)
                                                October 31,    October 31,    to October 31,
                                                -----------    -----------    -----------
                                                   2004            2003          2004
                                                -----------    -----------    -----------

Net Earnings (Loss)                             $  (979,395)   $   (74,819)   $(1,356,275)

Other Comprehensive Income (Loss)

      Foreign Currency Translation Adjustment        25,120         (2,558)        17,644
                                                -----------    -----------    -----------
Net Comprehensive (Loss)                        $  (954,275)   $   (77,377)   $(1,338,631)
                                                ===========    ===========    ===========


SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2004 and 2003,  and
The Period August 24, 2000 (Date of Inception) to October 31, 2004 (Restated)
------------------------------------------------------------------------------------------------
                                                                                     August 24,
                                                                                         2000
                                                                                    (Inception) to
                                                         Year Ended October 31,       October 31,
                                                       --------------------------    -----------
                                                           2004          2003           2004
                                                       -----------    -----------    -----------
                                                        (Restated)     (Restated)     (Restated)
                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Earnings (loss)                              $  (979,395)   $   (74,819)   $(1,356,275)
      Adjustments to reconcile net loss
       to net cash used by operating activities:
          Depreciation                                      17,045         27,414         58,525
          Amortization                                      13,993             --
          Compensation expense on intrinsic
             value of options issued                       134,822        134,822
          Stock issued for services                        315,154          8,974        324,128
          Stock converted to debt                         (169,440)            --
          Deferred tax benefit                             (35,432)       (35,432)
          Abandonment of furniture                              --
          and equipment                                      4,383          4,383
CHANGES IN CURRENT ASSETS AND CURRENT
      LIABILITIES: (Net of effect of acquisition)
      (Increase) decrease in current liabilities:
          Accounts receivable                           (1,023,546)       (74,247)    (1,099,673)
          Other receivables                                  1,401         30,544        (82,329)
          Prepaid expenses                                 (15,117)          (117)       (24,027)
          Inventory                                       (350,974)        (6,218)      (373,723)
      Increase (decrease) in current liabilities:
          Accounts payable and accrued expenses            616,385        106,165        814,850
          Accrued Payroll                                  (43,414)        36,641         12,223
          Accrued other                                     (4,752)         5,611          3,277
          Deferred revenue                                 515,194        515,194
                                                       -----------    -----------    -----------
          NET CASH USED FOR OPERATING ACTIVITIES          (848,246)       (95,499)    (1,104,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Stock issued for acquisition of subsidiary            --        128,455        128,455
          Acquisition of furniture and equipment          (133,288)       (25,591)      (215,944)
                                                       -----------    -----------    -----------
          NET CASH USED FOR INVESTING ACTIVITIES          (133,288)       102,864        (87,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                           1,435,490             --      1,649,381
          Related party loan                               (22,920)        (9,119)            --
                                                       -----------    -----------    -----------
          NET CASH PROVIDED  BY FINANCING ACTIVITIES     1,412,570         (9,119)     1,649,381

      EFFECT OF EXCHANGE RATE CHANGES ON CASH               25,120         (2,558)        17,644

NET INCREASE IN CASH                                       456,156         (4,312)       475,479

CASH, beginning of period                                   19,323         23,635             --
CASH acquired                                                   --             --             --
                                                       -----------    -----------    -----------
CASH, end of period                                    $   475,479    $    19,323    $   475,479
                                                       ===========    ===========    ===========

      Taxes paid                                       $       800    $        --    $       800
      Interest paid                                    $     2,112    $       232    $     2,344
Other non-cash investing and financing activities:
      Shares issued for services                       $   315,154    $     8,974    $   324,128
      Shares issued for acquisition                    $   128,455    $   128,455
      Shares issued/(converted) to debt                $  (169,440)   $        --

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

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances

Income Taxes (Continued)

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

Intangible assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                           October 31, 2004
                                                                    Net
                      Gross Intangible       Accumulated         Intangible
                           Assets            Amortization          Assets
                      --------------------  ------------------  -------------
Other intangibles                     500              500                 0
                      --------------------  ------------------  -------------

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

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Computer equipment                              $89,685
Inventory in transit                            295,059
Provision for losses                            (11,021)
                                               --------
                                               $373,723
                                               ========

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2004 consisted of the following:
                    Furniture and Fixtures
                                                                      $  94,075
                    Computer hardware                                    76,654
                    Computer software                                       863
                    Leasehold Improvements                               21,332
                    Mold & Dye                                           18,637
                                                                      ---------
                                                                      $ 211,561
                    Less:  Accumulated Depreciation                     (58,525)
                                                                      ---------
                                                                      $ 153,036
                                                                      =========

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

                     United States Corporation Income Taxes

             Year of Loss            Amount               Expiration Date
-----------------------------   ----------------       ---------------------
           October 31, 2004            $901,320            October 31, 2024
           October 31, 2003              68,638            October 31, 2023
          December 31, 2002              10,534           December 31, 2022
          December 31, 2001             181,335           December 31, 2021
          December 31, 2000              88,027           December 31, 2020
          December 31, 1999              18,936           December 31, 2019
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

                      Canadian Income Taxes (Stated in CAD)

             Year of Loss              Amount               Expiration Date
--------------------------------  ----------------     ------------------------
           October 31, 2004              $102,989            October 31, 2011
           October 31, 2003                 5,322            October 31, 2010
           October 31, 2002               350,910            October 31, 2009
           October 31, 2001                24,879            October 31, 2008
                                  ----------------
                                         $484,100
                                  ================

Superclick Networks, Inc. (SNI) generated research and development tax credits for the years ended October 31, 2004 and 2003 of $83,129 and $66,445, respectively.

For the year ended October 31, 2004 SNI recognized $47,697 as receivable for research and development and accrued $35,432 as a deferred tax benefit created by research and development activities that occurred during the fiscal year ended October 31, 2004. No valuation allowance

NOTE D - NET OPERATING LOSS CARRY FORWARD (Continued)

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

NOTE F - PREFERRED AND COMMON STOCK (Continued)

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

The following table summarizes the Company's stock option activity for the year ended October 31:

                                   2004
                       -----------------------------
                                      Weighted Average
                           Shares      Exercise Price
                       -------------   -------------
Outstanding at
beginning of period               --   $          --

Granted                    1,904,784            0.51
Forfeited                         --              --
                       -------------   -------------
Outstanding at
end of year                1,904,784   $        0.52
                       =============   =============
Options exerciseable
at year end                  390,562
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

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the year ended October 31, 2004 would have been:

                                                             Year Ended
                                                          October 31, 2004

                 Net loss as reported                           $(979,395-)

                 Pro forma                                     $(1,045,067)

                 Net loss per share, as reported                    $(.045)

                 Pro forma                                          $(.048)

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
                           Year Ended October 31,
                                            2005                59,872
                                            2006                55,484
                                            2007                55,011
                                            2008                52,937
                                            2009                48,525
                                                              --------
                                                              $271,829

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

The summarized assets and liabilities of the purchased company on October 8, 2003 were as follows:

                Cash                                    $3,667
                Other current assets                     2,456
                                                    -----------
                                                        $6,123
                                                    ===========
                Current liabilities                     31,108
                Note (receivable) from parent         (130,000)
                Total stockholders' equity             105,015
                                                    ===========
                                                        $6,123
                                                    ===========

The following summarized consolidated pro forma (unaudited) information assumes the acquisition occurred on November 1, 2002 and November 1, 2001:

                                      2003          2002
                                    ---------    ---------
Net Sales                           $ 652,336    $ 151,744
                                    =========    =========
Net Income (loss) from operations   ($311,666)   ($163,773)
                                    =========    =========
Other income (expense)              $ 208,305           --
                                    =========    =========
Net Income (loss)                   ($103,361)   ($163,773)
                                    =========    =========
Earnings (loss) per share:
Basic and diluted                   ($  0.005)   ($  0.009)
                                    =========    =========

Other income of $208,305 represents the forgiveness of loans by certain related parties.

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

NOTE K - ACQUISITION OF SUPERCLICK, INC. (Continued)

The separate financial statements of Superclick, Inc. (formerly Grand Prix Sports, Inc.), in U.S. dollars, are as follows:

                              October 31,  December 31,
                               ---------    ---------
                                  2003        2002
                               ---------    ---------
Cash                           $   3,667    $   1,376
Accounts receivable
R&D tax credits receivable
Inventories
Prepaid expenses                   2,456
                               ---------    ---------
Total current assets           $   6,123    $   1,376

Property and equipment (net)
Intangible asset (net)                 0            0
                               ---------    ---------
Total assets                   $ 245,892    $ 238,980
                               =========    =========
Accounts payable               $  31,108    $  31,723
                               ---------    ---------
Total Liabilities              $  31,108    $  31,723

Common stock                       3,310        1,800

Additional paid-in-capital       469,175      266,685

Retained earnings (deficit)     (497,470)    (298,832)
                               ---------    ---------
Total equity                   $ (24,985)   ($ 30,347)
                               ---------    ---------
Total liabilities and equity   $   6,123    $   1,376
                               =========    =========

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

NOTE K - ACQUISITION OF SUPERCLICK, INC. (Continued)

Statements of Income and retained earnings for the ten months ended October 31, 2003 and the year ended December 31, 2002:

                                        Ten Months Ended  Year Ended
                                           October 31,   December 31,
                                            ---------    ---------
                                               2003         2002
                                            ---------    ---------
Revenue:
     Income from sale of investment         $       0    $  70,000
                                            ---------    ---------
      Total Revenue                            70,000

Cost and Expenses:

     General and administrative expense        68,638      115,811
     Research and development
     Depreciation and amortization                142
     Interest                                   3,445
                                            ---------    ---------
     Total costs and expenses                  68,638      119,398

Income (loss) from operations                 (68,638)     (49,398)

Other income (expense)
     Gain (loss) on cancellation of debt     (130,000)      38,864
                                            ---------    ---------

Earnings (loss) before income taxes          (198,638)     (10,534)

     Provision (Benefit) for income taxes          (0)          (0)
                                            ---------    ---------
          Net earnings (loss)                (198,638)     (10,534)

Accumulated Deficit, beginning of year       (298,832     (288,298)
                                            ---------    ---------
Accumulated Deficit, end of year            $(497,470)   $(298,832)
                                            =========    =========

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

NOTE K - ACQUISITION OF SUPERCLICK, INC. (Continued)

     Statements of cash flows for the ten months ended October 31, 2003 and the year ended December 31, 2002:
                                                    Ten Months
                                                      Ended     Year Ended
                                                   October 31,   December 31,
                                                    ---------    ---------
                                                      2003          2002
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net gain (loss)                                ($183,638)   ($ 10,534)
     Adjustments to reconcile net loss
     to net cash used by operating activities:
     Depreciation and amortization                          0          142

     Loan forgiveness                                 130,000           --
CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES
(Increase) decrease in current assets:
     Accounts receivable
     R&D tax credits receivable
     Prepaid expenses                                  (2,456)
     Inventory
Increase (decrease) in current liabilities:

 Accounts payable and accrued expenses                   (615)     (25,649)
                                                    ---------    ---------
NET CASH USED FOR OPERATING ACTIVITIES                (56,709)     (36,041)
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Superclick Networks, Inc.        (145,000)          (0)
                                                    ---------    ---------
NET CASH USED FOR INVESTING ACTIVITIES               (145,000)          (0)
                                                    ---------    ---------

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

NOTE K - ACQUISITION OF SUPERCLICK, INC. (Continued)

                                             Ten Months     Year
                                               Ended        Ended
                                             October 31, December 31,
                                             ---------    ---------
                                                2004        2003
CASH FLOWS FROM FINANCING ACTIVITIES:
                                             ---------    ---------
     Sale of common stock                      204,000       64,985

     Related party loan                        (30,780)
                                             ---------    ---------
NET CASH PROVIDED  BY FINANCING ACTIVITIES     204,000       34,205
                                             ---------    ---------

NET INCREASE (DECREASE) IN CASH                  2,291       (1,836)

CASH, beginning of period                        1,376        3,212
                                             ---------    ---------
CASH, end of period                          $   3,667    $   1,376
                                             =========    =========

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

NOTE M - RESTATEMENT

The 10-KSB for Superclick, Inc. as of October 31, 2004 and 2003 and for the Period August 24, 2000 (Date of Inception) to October 31, 2004 has been restated. In March 2005, the Company was contacted by the Securities and Exchange Commission (SEC). In their letter dated, March 16, 2005 the SEC stated that "it appears that the acquisition of Superclick Networks, Inc. should have been accounted for as either a reverse acquisition or a recapitalization." In the reverse

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------

NOTE M - RESTATEMENT (Continued)

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


SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
OCTOBER 31, 2004 (RESTATED)
----------------------------------------------------------------------------------------------------------------

                                                                       October 31,    October 31,    October 31,
                                   ASSETS                                  2004          2004           2004
                                                                       -----------    -----------    -----------
CURRENT ASSETS                                                         (Previously     (Restated)    (Difference)
                                                                        reported)

      Cash                                                             $   475,479    $   475,479    $        --
      Accounts receivable                                                1,048,483      1,048,483             --
      R&D Tax credits receivable                                            82,329         82,329             --
      Sales Tax refund receivable                                           51,190         51,190
      Inventory (Note B)                                                   373,723        373,723             --
      Prepaid expenses                                                      24,028         24,028             --
                                                                                                     -----------
          TOTAL CURRENT ASSETS                                           2,055,231      2,055,232             --
Fixed assets (Note B)
      Cost                                                                 211,561        211,561             --
      Accumulated Depreciation                                             (58,525)       (58,525)            --
                                                                       -----------    -----------    -----------
      Net                                                                  153,036        153,036             --

Deferred Tax Benefit (Note D)                                               35,432         35,432             --

Goodwill (Note K)                                                        1,218,606             --     (1,218,606)
                                                                       -----------    -----------    -----------
          TOTAL ASSETS                                                 $ 3,462,305    $ 2,243,700    $(1,218,606)
                                                                       ===========    ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                 $   761,965    $   761,965    $        --
      Accounts payable-related parties                                      52,885         52,885             --
      Accrued payroll                                                       12,223         12,223             --
      Accrued other                                                          3,277          3,277             --
      Deferred revenue                                                     256,896        515,194        258,298
                                                                       -----------    -----------    -----------
          TOTAL CURRENT LIABILITIES                                      1,087,246      1,345,544             --
                                                                       -----------    -----------    -----------
COMMITMENTS (Note I)

STOCKHOLDERS' EQUITY (Note E)
      Preferred stock, par value $.0001; 20,000,000
      shares authorized; 0 issued and outstanding                               --             --

      Common stock, par value $.0006, 121,000,000 shares authorized;
      issued and outstanding 24,197,002 at October 31, 2004                 14,518         14,518             --
      Common stock subscribed                                              232,000        232,000             --
      Additional paid-in capital                                         3,308,021      1,990,269     (1,317,752)
      Deficit accumulated during the development stage                  (1,216,391)    (1,356,275)      (139,884)
      Accumulated other comprehensive gain (loss)
           (Cumulative translation adjustment)                              36,911         17,644        (19,267)
                                                                       -----------    -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY                                     2,375,059        898,156     (1,476,903)
                                                                       -----------    -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 3,462,305    $ 2,243,700    $(1,476,903)
                                                                       ===========    ===========    ===========

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED OCTOBER 31, 2004 AND 2003, AND AND THE PERIOD AUGUST 24, 2000 (DATE OF INCEPTION) TO OCTOBER 31, 2004 RESTATEMENT)
--------------------------------------------------------------------------------

[TO COME]

SUPERCLICK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2004 AND 2003
(RESTATED)
--------------------------------------------------------------------------------
SUPERCLICK, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE PERIOD AUGUST 24, 2000 (DATE OF INCEPTION) TO OCTOBER 31, 2004
--------------------------------------------------------------------------------

[TO COME]

SUPERCLICK, INC. AND SUBSIDIARY
(FORMERLY GRAND PRIX SPORTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows
For the Years Ended October 31, 2004 and 2003, and The Period August 24, 2000
(Date of Inception) to October 31, 2004 (Restatement)
------------------------------------------------------------------------------------------------------------------------------
                                                    Year Ended    Year Ended     Year Ended      Ten Months     Year Ended
                                                    October 31,   October 31,    October 31,    Ended October   October 31,
                                                                                                     31,


                                                     -------------------------------------------------------------------------
                                                       2004          2004           2004            2004           2004
                                                     -----------------------------------------    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                (Previously    (Restated)     (Difference)   (Previously     (Restated)
                                                      reported)                                    reported)

    Net loss                                         $  (828,017)   $  (979,395)   $  (151,378)   $   (89,542)   $   (74,819)
    Adjustments to reconcile net loss
       to net cash used by operating activities
      Depreciation
                                                          17,045         17,045             --          1,834         27,414
      Amortization
                                                                             --             --                        13,993
      Compensation expense on intrinsic
         value of options issued                          86,475        134,822         48,347

      Stock issued for services                          315,154        315,154                                        8,974

      Stock converted to debt                                                                                       (169,440)

      Wrtite down of goodwill                            136,000                      (136,000)

      Deferred tax benefit                               (35,432)       (35,432)

      License imparment agreement                                            --             --             --             --

      Abandonment of furniture and equipment               3,355          4,383          1,028                            --

      Loss on investment                                                     --             --                            --
CHANGES IN CURRENT ASSETS AND CURRENT
    LIABILITIES: (Net of effect of acqusition)
    (Increase) decrease in current assets:

      Accounts receivable                             (1,023,546)    (1,023,546)            --        129,155        (74,247)

      Other receivables                                    1,401          1,401             --        (11,897)        30,544

      Prepaid expenses                                   (15,117)       (15,117)            --           (804)          (117)

      Inventory                                         (350,974)      (350,974)            --         (1,029)        (6,218)

    Increase (Decrease) in current liabilities:

      Accounts payable and accrued expenses              616,385        616,385             --        (91,323)       106,165

      Accrued payroll                                    (43,414)       (43,414)            --        (10,267)        36,641

      Accrued other                                       (4,752)        (4,752)            --         16,353          5,611

      Deferred revenue                                   256,896        515,194        258,298             --             --
                                                     -----------------------------------------    ----------------------------
      NET CASH USED FOR OPERATING ACTIVITIES            (868,541)      (848,246)        20,295        (57,520)       (95,499)
CASH FLOWS FROM INVESTING ACTIVITIES:

      Cash to acquire Superclick Networks, Inc.               --             --             --       (145,000)       128,455

      Acqusition of furniture and equipment             (126,941)      (133,288)        (6,347)        (2,263)       (25,591)
                                                     -----------------------------------------    ----------------------------
      NET CASH USED FOR INVESTING ACTIVITIES            (126,941)      (133,288)        (6,347)      (147,263)       102,864

CASH FLOWS FROM FINANCING ACTIVITIES:

      Sale of common stock                             1,435,490      1,435,490             --        204,000             --

      Repayment of note payable                               --             --             --             --             --

      Related party loan                                 (22,920)       (22,920)            --          3,076         (9,119)
                                                     -----------------------------------------    ----------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES        1,412,570      1,412,570             --        207,076         (9,119)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   39,068         25,120        (13,948)         9,082         (2,558)

NET INCREASE (DECREASE) IN CASH                          456,156        456,156             --         11,375         (4,312)

CASH, beginning of period                                 19,323         19,323             --          1,376         23,635

CASH acquired                                                 --             --             --          6,572             --
                                                     -----------------------------------------    ----------------------------
CASH, end of period                                  $   475,479    $   475,479    $        --    $    19,323    $    19,323
                                                     =========================================    ============================
Other non-cash investing and financing activities:

    License agreement acquired by issue of common
    stock                                                     --             --             --             --             --
    Nordic Racing Limited acquired by issue of
    common stock                                              --             --             --             --             --

    Forgiveness of related party loan                         --             --             --             --             --

    Shares issued for acquisition                                                                   1,244,935        128,455

    Shares issued/(converted) to debt                         --       (169,440)      (169,440)

    Shares issued for services                           315,154        315,154             --          8,974          8,974

    Interest paid                                          2,112          2,112             --            232            232

    Taxes paid                                               800            800             --             --             --

                                                      Year Ended     June 3, 1999   August 24,     August 24,
                                                     October 31,     (Inception)       2000           2000
                                                                    to October 31,  (Inception)  (Inception) to
                                                                                    to October     October 31,
                                                                                        31,
                                                    ----------------------------------------------------------
                                                        2004             2004          2004           2004
                                                    -------------    -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                 (Difference)   (Previously     (Restated)    (Difference)
                                                                      reported)

    Net loss                                          $    14,723    $(1,216,391)   $(1,356,275)   $  (139,884)
    Adjustments to reconcile net loss
       to net cash used by operating activities
      Depreciation
                                                           25,580         19,641         58,525         38,884
      Amortization
                                                           13,993          5,361             --         (5,361)
      Compensation expense on intrinsic
         value of options issued                               --         86,475        134,822         48,347

      Stock issued for services                             8,974        315,154        324,128          8,974

      Stock converted to debt                            (169,440)            --             --             --

      Wrtite down of goodwill                                            136,000             --       (136,000)

      Deferred tax benefit                                               (35,432)       (35,432)            --

      License imparment agreement                           4,639             --         (4,639)

      Abandonment of furniture and equipment                   --          4,670          4,383           (287)

      Loss on investment                                       --         90,000             --        (90,000)
CHANGES IN CURRENT ASSETS AND CURRENT
    LIABILITIES: (Net of effect of acqusition)
    (Increase) decrease in current assets:

      Accounts receivable                                (203,402)      (894,391)    (1,099,673)      (205,282)

      Other receivables                                    42,441        (10,496)       (82,329)            --

      Prepaid expenses                                        687        (15,921)       (24,027)            --

      Inventory                                            (5,189)      (352,003)      (373,723)       (21,720)

    Increase (Decrease) in current liabilities:

      Accounts payable and accrued expenses               197,488        556,785        814,850             --

      Accrued payroll                                          --        (53,681)        12,223             --

      Accrued other                                       (10,742)        11,601          3,277             --

      Deferred revenue                                    256,896        515,194        258,298
                                                    -------------    -----------------------------------------
      NET CASH USED FOR OPERATING ACTIVITIES              (84,887)    (1,091,093)    (1,104,057)      (506,968)
CASH FLOWS FROM INVESTING ACTIVITIES:

      Cash to acquire Superclick Networks, Inc.           273,455       (145,000)       128,455        273,455

      Acqusition of furniture and equipment               (23,328)      (131,281)      (215,944)       (84,663)
                                                    -------------    -----------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES              250,127       (276,281)       (87,489)       188,792

CASH FLOWS FROM FINANCING ACTIVITIES:

      Sale of common stock                               (204,000)     1,807,975      1,649,381       (158,594)

      Repayment of note payable                                --             --             --             --

      Related party loan                                  (12,195)       (19,844)            --             --
                                                    -------------    -----------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES          (216,195)     1,788,131      1,649,381       (158,594)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (11,640)        48,150         17,644        (30,506)

NET INCREASE (DECREASE) IN CASH                           (15,687)       468,907        475,479          6,572

CASH, beginning of period                                  22,259             --             --             --

CASH acquired                                              (6,572)         6,572             --         (6,572)
                                                    -------------    -----------------------------------------
CASH, end of period                                   $        --    $   475,479    $   475,479    $        (0)
                                                    =============    =========================================
Other non-cash investing and financing activities:

    License agreement acquired by issue of common
    stock                                                      --         10,000             --        (10,000)
    Nordic Racing Limited acquired by issue of
    common stock                                               --         90,000             --        (90,000)

    Forgiveness of related party loan                          --         38,864             --        (38,864)

    Shares issued for acquisition                      (1,116,480)     1,244,935        128,455     (1,116,480)

    Shares issued/(converted) to debt

    Shares issued for services                            315,154        324,128          8,974

    Interest paid                                              --          2,344          2,344             --

    Taxes paid                                                 --            800            800             --