Form 10QSB
period 2005-07-31
SUPERCLICK INC
filed 2005-09-15
CIK 1104891

Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For The Quarterly Period Ended July 31, 2005.

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

                              4275 Executive Square
                                    Suite 215
                               La Jolla, CA 92037
                                 (858) 518-1387
          -------------------------------------------------------------
          (Address, Including Zip Code, And Telephone Number, Including
            Area Code, Of Registrant's mailing address in California)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of September 9, 2005 was 27,183,113.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
Part I

Item 1.   Financial Statements

Consolidated Balance Sheet as of July 31, 2005 (Unaudited)...........      1

Consolidated Statements of Operations and accumulated deficit for the three and nine months ended July 31, 2005 and 2004,
and for the period August 4, 2000 Date of inception) to
July 31, 2005 (unaudited)............................................      2

Consolidated Statements of Stockholders Equity for the nine
months ended July 31, 2005 and for the period August 4, 2000
(Date of inception) to July 31, 2005 (unaudited).....................      3

Consolidated Statements of Comprehensive Income (Loss) for the
three and nine months ended July 31, 2005 and 2004, and the
Period August 4, 2000 (Date of Inception) to
July 31, 2005 (unaudited)............................................      4

Consolidated Statements of Cash Flows for the three and nine months ended July 31, 2005 and 2004, and for the period August 4, 2000
(Date of inception) to July 31, 2005 (unaudited).....................      5

Supplemental Schedule of Non-Cash Investing and Financing Activities.      6

Notes To Financial Statements (Unaudited) ...........................      7

Item 2.   Management's Discussion and Analysis ......................      26

Item 3.   Controls and Procedures....................................      32

                           Part II - Other Information

Item 4.   Exhibits and Reports on Form 8-K ..........................      32

Item 5.   Signatures ................................................      33

SUPERCLICK, INC.
(A Development Stage Company)
Unaudited Consolidated Balance Sheet
July 31, 2005
--------------------------------------------------------------------------------

                                                                      July 31,
                                                                        2005
                                                                    -----------
ASSETS                                                              (Unaudited)
CURRENT ASSETS
     Cash                                                           $    53,729
     Accounts receivable                                                536,245
     R&D Tax credits receivable                                          47,494
     Sales tax refund receivable                                         15,827
     Inventory (Note B)                                                 132,314
     Prepaid expenses                                                    23,846
                                                                    -----------
           TOTAL CURRENT ASSETS                                         809,455

     Fixed assets (Note C)
           Cost                                                         234,053
           Accumulated Depreciation                                     (90,097)
                                                                    -----------
           Net                                                          143,956
     Investment (Note H & M)                                            960,000
     Deferred tax benefit (Note D)                                       35,281
                                                                    -----------

           TOTAL ASSETS                                             $ 1,948,692
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses :
           Accounts payable (Note E)                                $   407,903
           Accrued payroll                                                2,878
           Accured other                                                 69,919
     Deferred revenue (Note F)                                          188,712
                                                                    -----------
           TOTAL CURRENT LIABILITIES                                    669,412

     COMMITMENTS (Note L)                                                    --

STOCKHOLDERS' EQUITY (Note H)
     Preferred stock, par value $.0001; 20,000,000
     shares authorized; 0 issued and outstanding                             --

     Common stock, par value $.0006, 120,000,000 shares authorized;      16,257
     issued and outstanding 27,096,132 at July 31, 2005
     Additional paid-in capital                                       3,635,493
     Stock subscribed                                                        --
     Deficit accumulated during the development stage                (2,424,292)
     Accumulated other comprehensive (loss)
           (Primarily cumulative translation adjustment)                 66,962
     Treasury stock at cost                                             (15,140)
                                                                    -----------
           TOTAL STOCKHOLDERS' EQUITY                                 1,279,280
                                                                    -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,948,692
                                                                    ===========

SUPERCLICK, INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Operations
For the Three and Nine Months Ended July 31, 2005 and 2004 (Restated), and
The Period August 24, 2000 (Date of Inception) to July 31, 2005
--------------------------------------------------------------------------------
0

                                                                                                                        August 24,
                                                            Three Months Ended            Nine Months Ended                2000
                                                                 July 31,                      July 31,                 (Inception)
                                                       ------------------------------------------------------------     to July 31,
                                                            2005            2004           2005            2004            2005
                                                       ------------    ------------    ------------    ------------    ------------
                                                                        (Restated)                      (Restated)
Revenue
   Net Sales                                           $    288,518    $    683,809    $  1,980,773    $  1,226,436    $  5,053,565
   Services                                                 171,081          37,742         574,493          93,236         813,049
                                                       ------------    ------------    ------------    ------------    ------------
      Net revenue                                           459,599         721,551       2,555,266       1,319,672       5,866,614
   Cost of goods sold                                       181,280         497,690       1,462,673         906,985       3,864,226
                                                       ------------    ------------    ------------    ------------    ------------
   Gross profit                                             278,319         223,861       1,092,593         412,687       2,002,388

Costs and Expenses
   Bank charges                                               3,027           7,668          11,592          15,807          17,360
   Communication                                             22,890          17,518          62,423          43,864          99,713
   Consulting fees                                               --          42,520              --          51,796          90,302
   Meals and entertainment                                    6,968           1,163          21,929          12,573          42,980
   Depreciation and amortization                             10,133           5,693          31,786          12,384         107,052
   Marketing and promotion                                   14,004          21,020          45,531          26,302          88,005
   Office                                                    44,080          15,254         174,891          45,344         414,417
   Professional fees                                        108,474          67,761         299,237         180,179         597,479
   Investor relations                                        27,624          25,340          71,864         100,195         188,395
   Write down of furniture and equipment                         --              --              --              --           4,298
   Salaries and wages                                       388,411         166,523       1,169,311         394,866       2,112,126
   Employee benefits                                         10,002              --          34,538              --          66,242
   Travel                                                    50,345          32,829         140,455          82,582         321,982
   Tax and licenses                                           1,677           1,301           4,249           9,147          34,077
   Research and development                                  (1,988)            385          (1,095)          1,535         312,748
   Directors compensation                                    23,491          55,500          51,103         233,019         248,257
   Bad debt expense                                              --              --              --              --          32,000
   Foreign currency (gain)/loss                                 631              --          42,796              --          42,796
   Interest expense                                              --             844              --           2,071          18,005
                                                       ------------    ------------    ------------    ------------    ------------
   Total expenses                                           709,769         461,319       2,160,610       1,211,664       4,838,234
                                                       ------------    ------------    ------------    ------------    ------------
Loss from operations                                       (431,450)       (237,458)     (1,068,017)       (798,977)     (2,835,846)
Gain on forgiveness of debt                                      --              --              --              --         169,441
                                                       ------------    ------------    ------------    ------------    ------------
   Total other income                                            --              --              --              --         169,441
Earnings before taxes                                      (431,450)       (237,458)     (1,068,017)       (798,977)     (2,666,405)
Benefit for income taxes                                         --         242,113
                                                       ------------    ------------    ------------    ------------    ------------
NET EARNINGS (LOSS)                                    $   (431,450)   $   (237,458)   $ (1,068,017)   $   (798,977)   $ (2,908,518)
                                                       ============    ============    ============    ============    ============
   Net (loss) per common share
   Basic and diluted                                   $     (0.017)   $     (0.010)   $     (0.042)   $     (0.036)
                                                       ============    ============    ============    ============

   Weighted average common shares outstanding
   Basic and diluted                                     25,684,684      24,047,946      25,213,880      22,146,722

   The average shares listed below were not
   included in the computation of diluted
   losses per share because to do so would
   have been antidilutive for the periods
   presented:
   Stock options                                          1,460,481       1,364,784       1,450,064         972,405
   Warrants                                               3,166,667       2,748,486       3,166,667       1,357,576

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statement of Stockholder's Equity
For the Period August 24, 2000 (Date of Inception) to July 31, 2005
--------------------------------------------------------------------------------


                                                                      Preferred Stock                   Common Stock
                                                                 ------------------------   ------------------------------------
                                                                 Number of                   Number of
                                                                  Shares          Amount      Shares       Amount    Subscribed
                                                                 --------       ---------   -----------   ---------  -----------
                                                                 --------       ---------   -----------   ---------  -----------
Shares issued during the period                                                              10,000,000       6,000
Net loss
BALANCES October 31, 2001                                              --              --    10,000,000       6,000
                                                                 --------       ---------   -----------   ---------  -----------

Shares issued during the period:
    Issuance of preferred stock for debt                           25,882         169,440
    Issuance of common stock for cash                                                         3,333,300       2,000
    Issuance of common stock for services                           3,333                       341,900         205
Foreign Currency Transalation Adjustment
Net loss
                                                                 --------       ---------   -----------   ---------  -----------
BALANCES October 31, 2002                                          29,215         169,440    13,675,200       8,205

Shares issued during the period:
    Shares issued for services                                                                  350,600         210
    Shares Issued for Superclick Networks, Inc.
         acquisition                                                                          5,516,667       3,310
    Preferred shares converted to debt                            (29,215)       (169,440)
Foreign Currency Translation Adjustment
Net (loss) profit
                                                                 --------       ---------   -----------   ---------  -----------
BALANCES October 31, 2003                                              --              --    19,542,467      11,725

Shares issued during the period:
    Shares issued for cash (range $0.18-$0.45 per share)                                      4,033,329       2,420
    Shares issued for services                                                                  621,206         373
    Stock options granted                                                                                        --
    Stock subscribed                                                                                                     232,000
Foreign Currency Transalation Adjustment
Net loss
                                                                 --------       ---------   -----------   ---------  -----------
BALANCES October 31, 2004                                              --              --    24,197,002      14,518      232,000

Shares issued during the period:
    Shares issued for cash (range $0.18-$0.60 per share)                                      1,266,665         760
    Shares issued for services                                                                   55,504          33
    Shares issued for acqusition of Hotel Net, LLC                                            1,500,000         900
    Stock options exercised                                                                     110,625          66
    Treasury stock received for cashless option exercises                                      (58,664)        (35)
    Treasury stock issued for services                                                           25,000          15
    Stock options granted
    Subscribed stock issued                                                                                             (232,000)
Foreign Currency Translation Adjustment
Net loss for the nine months ended July 31, 2005
                                                                 --------       ---------   -----------   ---------  -----------
BALANCES July 31, 2005                                                 --              --    27,096,132   $  16,257  $        --
                                                                 ========       =========   ===========   =========  ===========

                                                                               Deficit
                                                                            Accumulated    ccumulated
                                                              Additional     during the      Other                     Total
                                                                Paid-in     Developmental  mprehensive   Treasury   Stockholders'
                                                                Capital         Stage      come (loss)    Stock        Equity
                                                              ----------     -----------    --------      --------   ------------
                                                              ----------     -----------    --------      --------   ------------
Shares issued during the period                                   (5,991)                                                       9
Net loss                                                                         (67,679)                                 (67,679)
BALANCES October 31, 2001                                         (5,991)        (67,679)         --            --        (67,670)
                                                              ----------     -----------    --------      --------   ------------

Shares issued during the period:
    Issuance of preferred stock for debt                                                                                  169,440
    Issuance of common stock for cash                            211,882                                                  213,882
    Issuance of common stock for services                           (205)                                                      --
Foreign Currency Transalation Adjustment                                                     (4,918)                       (4,918)
Net loss                                                                        (234,382)                                (234,382)
                                                              ----------     -----------    --------      --------   ------------
BALANCES October 31, 2002                                        205,686        (302,061)    (4,918)            --         76,352

Shares issued during the period:
    Shares issued for services                                     8,764                                                    8,974
    Shares Issued for Superclick Networks, Inc.
         acquisition                                             125,145                                                  128,455
    Preferred shares converted to debt                                                                                   (169,440)
Foreign Currency Translation Adjustment                                                      (2,558)                       (2,558)
Net (loss) profit                                                                (74,819)                                 (74,819)
                                                              ----------     -----------    --------      --------   ------------
BALANCES October 31, 2003                                        339,595        (376,880)    (7,476)            --       (33,036)

Shares issued during the period:
    Shares issued for cash (range $0.18-$0.45 per share)       1,201,070                                                1,203,490
    Shares issued for services                                   314,781                                                  315,154
    Stock options granted                                        134,822                                                  134,822
    Stock subscribed                                                                                                      232,000
Foreign Currency Transalation Adjustment                                                      25,120                       25,120
Net loss                                                                        (979,395)                                (979,395)
                                                              ----------     -----------    --------      --------   ------------
BALANCES October 31, 2004                                      1,990,268      (1,356,275)     17,644            --        898,155

Shares issued during the period:
    Shares issued for cash (range $0.18-$0.60 per share)         372,240                                                  373,000
    Shares issued for services                                    51,070                                                   51,103
    Shares issued for acqusition of Hotel Net, LLC               959,100                                                  960,000
    Stock options exercised                                       55,246                                                   55,313
    Treasury stock received for cashless option exercises       (29,297)                                   (25,981)       (55,313)
    Treasury stock issued for services                             8,394                                    10,841         19,250
    Stock options granted                                        228,472                                                  228,472
    Subscribed stock issued                                                                                              (232,000)
Foreign Currency Translation Adjustment                                                       49,318                       49,318
Net loss for the nine months ended July 31, 2005                              (1,068,017)                              (1,068,017)
                                                              ----------     -----------    --------      --------   ------------
BALANCES July 31, 2005                                        $3,635,493     $(2,424,292)   $ 66,962      $(15,140)  $  1,279,280
                                                              ==========     ===========    ========      ========   ============

SUPERCLICK, INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended July 31, 2005, and 2004, and
The Period August 24, 2000 (Date of Inception) to July 31, 2005
--------------------------------------------------------------------------------

                                               Three Months Ended July 31,    Nine Months Ended July, 31    August 24, 2000
                                               --------------------------    --------------------------     (Inception) to
                                                  2005           2004           2005           2004          July 31, 2005
                                               -----------    -----------    -----------    -----------     ---------------
                                                               (Restated)                   (Restated)
Net Gain/(Loss)                                $  (431,450)   $  (237,458)   $(1,068,017)   $  (798,977)      $(2,908,518)

Other Comprehensive Income (Loss)                       --             --             --             --                --

     Foreign Currency Translation Adjustment        12,198         57,892         49,318         33,426            66,962
                                               -----------    -----------    -----------    -----------       -----------
Net Comprehensive (Loss)                       $  (419,252)   $  (179,566)   $(1,018,699)   $  (765,551)      $(2,841,556)
                                               ===========    ===========    ===========    ===========       ===========

SUPERCLICK, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows For the Three and
Nine Months Ended July 31, 2005 and 2004 (Restated),
and The Period August 24, 2000 (Date of Inception) to July 31, 2005
--------------------------------------------------------------------------------

                                                                                                                        August 24,
                                                             Three Months Ended July 31,   Nine Months Ended July 31,      2000
                                                            --------------------------    --------------------------  (Inception) to
                                                               2005          2004             2005           2004     July 31, 2005
                                                            -----------    -----------    -----------    -----------  --------------
                                                                           (Restated)                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (431,450)   $  (237,458)   $(1,068,017)   $  (798,977)   $(2,424,292)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
     Depreciation                                                10,133          5,693         31,786         12,385         90,311
     Compensation expense on intrinsic value of
        options issued                                           88,708         34,236        228,472         38,439        363,294
     Stock issued for services                                   42,741             --         70,352             --        394,481
     Deferred tax benefit                                                                                                   (35,432)
     Abandonment of furniture and equipment                                                                                   4,383
CHANGES IN CURRENT ASSETS AND CURRENT
  LIABILITIES: (Net of effect of acquisition)
  (Increase) decrease in current assets:
     Accounts receivable                                        232,417       (366,933)       506,574       (741,900)      (593,099)
     Other receivables                                           59,696        (14,458)        81,632        (38,456)          (696)
     Prepaid expenses                                             6,581         12,459            137        (19,269)       (23,890)
     Inventory                                                   72,199        (17,745)       242,002        (62,614)      (131,721)
  Increase (decrease) in current  liabilities:
     Accounts payable and accrued expenses                      (79,301)       115,879       (408,727)       263,895        406,122
     Accrued payroll                                              2,846        (21,239)        (6,644)       (50,998)         5,579
     Accrued other                                               18,986         13,875         66,937         33,346         70,214
     Deferred revenue                                          (132,906)        83,150       (328,229)       101,219        186,965
                                                            -----------    -----------    -----------    -----------    -----------
     NET CASH USED FOR OPERATING ACTIVITIES                    (109,350)      (392,541)      (583,725)    (1,262,931)    (1,687,781)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Stock issued to acquire subsidiary                              --             --             --             --        128,455
     Acquisition of furniture and equipment                        (998)       (57,814)       (23,425)       (85,554)      (239,370)
                                                            -----------    -----------    -----------    -----------    -----------
     NET CASH USED FOR INVESTING ACTIVITIES                        (998)       (57,814)       (23,425)       (85,554)      (110,915)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                        60,000        500,990        141,000      1,748,509      1,790,381
     Repayment of Note payable                                       --             --             --        (23,143)            --
                                                            -----------    -----------    -----------    -----------    -----------
     NET CASH PROVIDED  BY FINANCING ACTIVITIES                  60,000        500,990        141,000      1,725,366      1,790,381
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                         2,002         42,002         44,400         29,855         62,044
                                                            -----------    -----------    -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH                                 (48,346)        92,638       (421,750)       406,736         53,729
CASH, beginning of period                                       102,075        333,421        475,479         19,323             --
                                                            -----------    -----------    -----------    -----------    -----------
CASH, end of period                                         $    53,729    $   426,059    $    53,729    $   426,059    $    53,729
                                                            ===========    ===========    ===========    ===========    ===========

  Interest paid                                             $        --    $        --    $        --    $        --    $     2,344
  Taxes paid                                                $     1,678    $        --    $     4,250    $        --    $     5,050

Other non-cash investing and financing activities:
  Shares issued for services                                $    42,741    $   240,019    $    70,353    $   240,019    $   394,481
  Shares issued for acquisition                             $        --    $        --    $        --    $     2,071    $   128,455

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
                                                                      =========

                                Superclick, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                    For The Three Months Ended July 31, 2005

Note A-Organization And Summary Of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Superclick, Inc. as of July 31, 2005 and for the three and nine month periods ended July 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB/A for the year ended October 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

The Company is in the business of providing and installing broadband high speed Internet connection equipment and IP ("Internet Protocol") infrastructure management systems with 24x7x365 help desk support to hotels, multi dwelling units ("MDU's") and universities on a worldwide basis. Superclick, Inc. commercialized its initial Internet access management products in 2002.

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

Concurrent with the reverse merger of Superclick, Inc. with Superclick Networks, Inc, the Company retroactively affected a 1 to 100 common stock split and retroactively assigned $0.0006 par value to common stock where no value had been previously stated. All share and per share amounts shown in these financial statements reflect the stock split for all periods presented.

The consolidated financial statements include the operations of Superclick, Inc. from October 8, 2003 through October 31, 2004.

Pursuant to its reverse merger with Superclick Networks Inc., Superclick, Inc. changed its year-end to October 31 to coincide with the year-end of Superclick Networks, Inc.

Superclick Inc's plan of business is committed to the commercialization activities of the Superclick Network, Inc.'s products, with an emphasis on broadening its market penetration and building product and brand awareness amongst its target customer base in the hospitality market. Superclick, Inc. intends to grow its revenue through expanding its sales of Superclick Network Inc.'s products and call center support services such that it can reasonable support its operating expenses through cashflow.

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

Advertising

The Company expenses all advertising as incurred. From August 4, 2000 (date of inception) through July 31, 2005, the Company incurred approximately $88,005 in marketing and advertising expense. For the year ended October 31, 2004 the Company incurred approximately $25,984 in marketing and advertising expense. During the three and nine months ended July 31, 2005, the Company incurred approximately $14,004 and $45,531, respectively for marketing and advertising expense.

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

Intangible assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                             July 31, 2005
                                             -------------
                    Gross Intangible                                     Net
                         Assets        Accumulated Amortization   Intangible Assets
                         ------        ------------------------   -----------------
Other intangibles          500                   500                      0

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

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. For the three months ended July 31, 2005, three customers individually accounted for 35%, 15% and 12%, respectively, of accounts receivable. No other customers accounted for more than 10% of accounts receivable as of July 31, 2005.

During the three months ended July 31, 2005, the Company's largest customer accounted for 49% of sales.

For the three months ended July 31, 2005, approximately 65%, 34% and 1% of the Company's net sales were made to customers in Canada, the United States and the rest of the world, respectively.

The Company is dependent on third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment. For the three months ended July 31, 2005, The Company's four largest suppliers accounted for 91% of product purchases. The Company is dependent on the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at July 31, 2005, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE B - INVENTORIES

Inventories are comprised of computer equipment and are stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at July 31, 2005.

            Computer equipment                            $ 115,921
            Inventory in transit                             27,367
            Provision for losses                            (10,974)
                                                          ---------
                                                          $ 132,314
                                                          =========

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2005:

            Furniture & fixtures                          $  98,466
            Computer hardware                                90,226
            Leasehold improvements                           25,943
            Fabrication mold and dye                         18,558
            Computer software                                   860
                                                          ---------
                                                            234,053
            Accumulated depreciation                        (90,097)
                                                          ---------
            Fixed assets, net                             $ 143,956
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

                     United States Corporation Income Taxes

  Year of Loss                                 Amount          Expiration Date
------------------                          ----------         -----------------
October 31, 2004                            $  901,320         October 31, 2024
October 31, 2003                                68,638         October 31, 2023
December 31, 2002                               10,534         December 31, 2022
December 31, 2001                              181,335         December 31, 2021
December 31, 2000                               88,027         December 31, 2020
December 31, 1999                               18,936         December 31, 2019
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

NOTE E - ACCOUNTS PAYABLE

Accounts payable at July 31, 2005 consisted of $30,224 in professional fees and $377,679 in trade Payables. There were no consulting fees payable, or taxes payable.

NOTE F - DEFERRED REVENUE

Deferred revenue is recorded in a manner consistent with the Company's revenue recognition policy. The Company generally enters into one year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance. The Company defers such payment and recognizes revenue ratably over the contract period. As of July 31, 2005, the Company's deferred revenue balance was $188,712. For the three months ended July 31, 2005, the Company recognized $165,883 in upgrade and maintenance revenue.

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

During the year ended  October  31,  2004 and  pursuant  to the  September  2003 private placement, we issued 1,933,333 shares of restricted common stock in exchange for $174,000. Attached to each share of restricted common stock were two warrants giving the holder the right to purchase common stock; Warrant "A" has an exercise price of $0.18 and a three-year life, and Warrant "B" has an exercise price of $0.24 and a three-year life. Each warrant has one-for-one rights to purchase one share of common stock. The issuance of these securities was exempt under section 4(2) of the Securities Act of 1933, as amended as a sale not involving a public offering.

During the year ended October 31, 2004 and pursuant to the September 2003 private placement, 1,933,330 of the series "A" Warrants were exercised at $.18 per share, resulting in $348,000 net proceeds to the Company and the issuance of 1,933,330 restricted common shares.

During the quarter ended April 30, 2004 and pursuant to the September 2003 private placement 966,665 of series "B" Warrants were exercised at $.24 per share, resulting in $232,000 net proceeds to the Company and the issuance of 966,665 restricted common shares. The shares were issued subsequent to year end and are classified as stock subscribed in Stockholder's Equity. As of January 31, 2005 all stock subscribed was issued. 966,665 "B" Warrants were unexercised as of July 31, 2005 (See note I below).

As of October 31, 2004 and commensurate with the April 6, 2004 private placement filed under Form SB-2 with the SEC on June 8, 2004, the Company issued 1,999,999 shares of common stock in exchange for gross proceeds of $900,000. Each share issued in accordance with the private placement is entitled to one "A" Warrant with an exercise price of $0.60 per share. During the quarter ended July 31, 2005, 100,000 "A" Warrants were exercised resulting in gross proceeds of $60,000. 2,099,999 "A" Warrants were unexercised as of July 31, 2005 (See Note
I).

During the year ended October 31, 2004, the Company issued 621,206 shares of Common Stock in exchange for services with a total value of $315,154.

During the quarter ended April 30, 2005 and pursuant to the April 6, 2004 financing, which the board had previously in a resolution extended through April 1, 2005, the Company issued 200,000 shares of Common Stock in exchange for net proceeds of $81,000. Attached to this issuance were 200,000 Common Stock A Warrants with an exercise price of $0.60 per share. The Company received aggregate gross proceeds of $990,000 pursuant to the April 6, 2004 private placement. This private placement was closed effective April 1, 2005 and no additional proceeds will be received.

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

On March 8, 2005 the company issued the following shares based upon the fair market value of $0.93 per share, or $27,612 to Directors for services rendered.

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

On May 7, 2005, pursuant to the April 6, 2004 financing, the Company issued 100,000 shares of Common Stock from the exercise of "A" Warrants in exchange for net proceeds of $60,000.

On June 20, 2005 the company issued the following shares at fair market value of $0.91 per share, or $23,491 to Directors for services rendered.

Todd M. Pitcher                   5,434
George Vesnaver                   4,076
Hugh Renfro                       4,076
Jacobo Melcer                     4,076
Robert MacFarlane                 4,076
Paul Gulyas                       4,076
                                 ------
Total                            25,814
                                 ======

On July 21, 2005, the Company issued 1,500,000 shares of Common Stock to the shareholders of Hotel Net, LLC pursuant to the July 18, 2005 Letter of Intent. The shares were valued at fair market value of $0.64, or $960,000 (See Note M).

On July 28, 2005, the Company issued 25,000 shares of Common Stock for services from Treasury Stock at fair market value of $0.77 per share, or $19,250.

NOTE I - WARRANTS

At July 31, 2005 the Company had 2,199,999 "A" Warrants outstanding and 966,665 "B" Warrants entitling the holder thereof the right to purchase one common share for each warrant held as follows: [OBJECT OMITTED]

                                        Exercise
  Warrant           Number of           Price Per            Expiration
   Class             Warrants            Warrant                Date
  -------           ---------           ---------            ----------

     B                 386,666            $0.24                9/9/06
     B                 193,333            $0.24               9/29/06
     B                 193,333            $0.24              10/15/06
     B                 193,333            $0.24              10/22/06
                     ---------
                       966,665

     A                  55,555            $0.60               4/14/07
     A                 444,444            $0.60               4/19/07
     A                 100,000            $0.60               4/23/07
     A                 100,000            $0.60               4/29/07
     A                 100,000            $0.60               4/29/07
     A                 100,000            $0.60               4/29/07
     A                 100,000            $0.60                5/7/07
     A                 200,000            $0.60               5/10/07
     A                 100,000            $0.60               5/12/07
     A                 100,000            $0.60               5/17/07
     A                  11,000            $0.60               5/24/07
     A                 100,000            $0.60               5/24/07
     A                 200,000            $0.60                6/2/07
     A                 100,000            $0.60               6/16/07
     A                  89,000            $0.60               6/17/07
     A                 200,000            $0.60               3/29/08
                     ---------
Total                2,099,999

                     3,066,664
                     =========

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

The total number of shares of Stock set aside for Awards may be granted under the Plan shall be 3,500,000 shares. The Company may issue each of the following under this Plan: Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award. The Plan was effective April 9, 2004 (the "Effective Date"), provided that within one year of the Effective Date, the Plan shall have been approved by at least a majority vote of stockholders. No Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award shall be granted pursuant to the Plan ten years after the Effective Date.

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

The Stock Incentive Plan shall have a duration of ten years commencing on January 1, 2004. Awardees are defined as a director to whom an award is made. An eligible director is any person who on the date of grant is a member of the Board of Directors of the Company and is not an employee of the Company or of any Subsidiary. Stock Options are non-qualified right-to-buy Options for the purchase of Common Stock of the Company. The term of each Option shall be ten years from the Date of Grant. The Option Price shall be the Fair Market Value of Superclick, Inc. Common Stock on the date the Option is granted. Under no circumstances shall any Option vest in less than one year from the date of grant. Shares purchased upon exercise of an Option must be paid for in cash and in full at the time of exercise. Neither the Committee on Directors and Governance nor the Board of Directors may re-price any Option that is less than the option exercise price. Restricted Stock is Common Stock of the Company restricted as to sale in such fashion as the Committee on Directors and Governance shall determine. Prior to the lifting of the restrictions, the Awardee will be entitled to receive dividends from and to vote the shares of Restricted Stock.

The following table summarizes the Company's stock option activity for the quarter ended July 31, 2005:

                                                                2005
                                                  ----------------------------
                                                              Weighted Average
                                                   Shares      Exercise Price
                                                  ---------      ---------
Outstanding at beginning of period                1,917,909      $    0.56

Granted                                                  --             --

Exercised                                                --             --

Forfeited                                           457,428           0.55
                                                  ---------      ---------

Outstanding at end of quarter                     1,460,481      $    0.52
                                                  =========      =========

Options exerciseable at quarter end               1,041,939
                                                  =========

The following table summarizes information about the Company's stock options outstanding at July 31, 2005:

                                Options Outstanding                                   Options Exercisable
                  ---------------------------------------------------            ------------------------------
                     Number             Weighted             Weighted                                  Weighted
  Range of        Outstanding            Average             Average                                    Average
  Exercise        At July 31,         Contractural           Exercise               Number             Exercise
   Prices             2005            Life (years)            Price              Outstanding             Price
  --------        -----------         ------------           --------            -----------           --------
$0.50                589,856                -                   $0.50               589,856             $0.50
 0.50                608,125             0.84                    0.50               278,125              0.50
 0.65                137,500                -                    0.65               137,500              0.65
 0.60                125,000             1.36                    0.60                36,458              0.60

                   ---------             ----                   -----             ---------             -----
Total              1,460,481             0.92                   $0.52             1,041,939             $0.52
                   =========             ====                   =====             =========             =====

The Company accounts for stock options utilizing the intrinsic value method for fixed awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Previously, the Company valued its options according to the variable method due to the "cashless exercise" option contained in its option grants. However, effective June 1, 2005, the Company's Board of Directors resolved to eliminate the "cashless exercise" provision thereby allowing the company to account for its outstanding options according to the fixed method. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the end of each reporting period over the amount an employee must pay to acquire the stock, amortized over the vesting period. During the three and nine months ended July 31, 2005, the Company recognized compensation expense of $88,708 and $228,472, respectively. To date the Company has recognized compensation expense in the amount of $363,294.

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the three months ended July 31, 2005 would have been:
                                                                Three months
                                        Three months        Ended July 31, 2004
                                     Ended July 31, 2005        (Restated)
                                     -------------------    -------------------
Net loss as reported                     ($431,450)             ($237,458)

Pro forma                                ($448,974)             ($294,204)

Net loss per share, as reported            ($0.017)               ($0.010)

Pro forma                                  ($0.018)               ($0.012)

                                        25,518,017             24,047,946
Additional Proforma loss                $17,524.00             $56,746.00


No options were granted during the quarter ended July 31, 2005.

NOTE K - RELATED PARTY TRANSACTION

During  the year  ended  October  31,  2004  the  Board  of  Directors  passed a
resolution   to   compensate   its  Board  members  for  service  on  the  Board
("Non-Employee Director's Compensation"). Pursuant to the terms of the resolution, the Company pays each of its non-employee directors stock in lieu of $15,000 annual fees, with piggy-back registration rights, based on the price of the stock at close on the first day of trading in the new fiscal year. Also pursuant to the terms of the resolution, the Company pays its Chairman of the Board stock in lieu of $20,000 annual fees, with piggy-back registration rights. The stock is issued in equal parts on a quarterly basis. During the year ended October 31, 2004, the Company awarded 296,206 restricted shares of its common stock to directors totaling $197,154.

The Chairman of the Board of the Company, provides consulting services to the Company and is presently serving as interim Chief Financial Officer and Principal Accounting Officer, in exchange for monthly compensation of $5,000 and related expenses, in addition to the stock awarded to Board members for service on the Board as mentioned above. Subsequent to year end the stock compensation of the Chairman was increased from $15,000 to $20,000 annually.

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

NOTE L - COMMITMENTS

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company has also entered into non-cancelable operating leases for office equipment, computers and a vehicle at monthly payments of $634. Future lease payments under these operating leases are as follows:

Year Ended October 31,
2005                                        $ 14,148
2006                                          55,484
2007                                          55,011
2008                                          52,937
2009                                          48,525
                                            --------
                                            $226,105
                                            ========

The Company incurred $12,246 in rent expense during the three months ended July 31, 2005.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE M - SUBSEQUENT EVENTS

As filed on July 20, 2005 with the Securities and Exchange Commission on Form 8-K, on July 18, Superclick, Inc., a corporation formed under the laws of the State of Washington (the "Company"), and Hotel Net., a limited liability corporation formed under the laws of the State of Georgia and the stockholders of Hotel Net ("Hotel Net Stockholders") entered into a binding letter of intent ("LOI") providing for the acquisition of Hotel Net (the "Hotel Net Shares") from the Hotel Net Stockholders.

Hotel Net is installed in more than 20,000 hotel rooms in more than 160 hotels throughout North America.

      o     Consummation   of  the   transaction  is  subject  to  a  number  of
            conditions, including:

      o     The execution of a definitive agreement;

      o The delivery to the Company of fully executed releases by all Hotel Net Stockholders to the effect that no such Hotel Net Stockholder is owed any form of payment or other obligation by Hotel Net in addition to the terms set forth in the binding LOI;

      o Completion of a satisfactory due diligence investigation by both parties;

      o The entry into certain employment agreements by and among the Company and certain stockholders of Hotel Net; and

      o     Definitive  approval by the board of directors of the Company of the
            Purchase   Agreement   and   all   transactions   and   developments
            contemplated thereby.

As filed on August 8, 2005 with the Securities and Exchange Commission on Form 8-K, On August 1, 2005, we entered into a securities purchase agreement (the "Agreement") with Chicago Venture Partners, L.P. (the "Investor"), pursuant to which the Investor agreed to loan the Company the principal amount of $1,750,000, out of an aggregate principal amount of $2,250,000 being loaned by all investors. The closing for the remaining $500,000 will be held within 30 days of the initial closing. The Company intends to use the net proceeds for general corporate purposes.

The investment is evidenced by a combination of senior secured and unsecured convertible debentures (collectively, "Debentures") with an interest rate of 9% per annum, payable quarterly at the option of the Company in cash or stock (if there is an effective registration statement). The interest Rate adjusts to 12% at maturity, or twelve months from the closing date.

Prior to maturity, the Debentures are convertible into the Company's common stock at a conversion price equal to 70% of the average closing bid price of the Company's common stock for the 45 trading days preceding a conversion date. If the closing bid price for the stock is less than $0.50 on a day on which the Investor converts, then during that calendar month the Investor will only be permitted to convert principal and interest in an aggregate amount of up to $175,000. This $175,000 limitation would not apply in the event that the closing bid price on such conversion date is at least 150% of the average closing bid
price  for  the  ten  trading  days   immediately   prior  to  such  conversion.
Notwithstanding the foregoing, the Conversion Price during the pre-maturity period shall not be less than $.30 per share.

In connection with the transaction, we agreed to issue to the Investor warrants for the purchase of common stock of the Company equal to 25% of the shares issuable upon conversion of the Debentures at the conversion price on the closing date. These warrants have a five-year term and the exercise price have the same pricing mechanism as the conversion price of the debentures described above. In addition, the Company agreed to issue to the Investor a separate warrant for the purchase of shares of common stock equal to the number of shares into which a prepaid portion of the Debentures is convertible, at an exercise price equal to $.0006 per share.

In connection with the transaction, we entered into a registration rights agreement, under which we agreed to register the shares issuable upon conversion of the debentures and upon exercise of the warrants. The principals of the Company also agreed to enter into lock-up agreements until the earlier of (1) the date on which there are no outstanding Debentures, and (2) 180 days after the effective date.

Copies of the Agreement, the form of the Debentures, the form of the warrants, and the form of the registration rights agreements are filed as exhibits to this Form 8-K.

As filed on September 6, 2005, the Company closed its definitive agreement to purchase 100% of the membership interest of Hotel Net LLC. Pursuant to the terms of the definitive agreement, the Company will pay Hotel Net's shareholders $450,000 in cash upon the execution of the definitive agreement and 2,750,000 shares of its restricted common stock. Within 120 days from the closing date of the acquisition, the Company will pay Hotel Net's shareholders an additional $350,000 in cash. In addition, and pursuant to the terms of the definitive agreement certain founding members of Hotel Net will enter into an "earn-out" with the Company wherein if it meets certain sales objectives within the first year from the closing date of the acquisition, it will receive up to 2,000,000 additional shares of restricted common stock and $200,000 in cash.

NOTE N - PRIOR YEAR RESTATEMENT

The three and nine months ended July 31, 2004 were restated on FORM 10-QSB/A filed with the commission on January 18, 2005. That restatement included 75,000 shares issued for services valued at $55,500 not previously recorded, a reclassification to common stock subscribed from the common stock and additional paid in capital accounts where the company received $232,000 for the purchase of 966,665 shares of common stock, a $45,140 increase to cost of goods sold for a sale recorded in the period without the proper inventory reduction having been recognized, and a cumulative translation gain of $772. The net result of the restatement resulted in an increase to accumulated deficit of $99,868.

We have added an adjustment to the previous restatement to reflect a decrease in maintenance revenue for that portion of maintenance revenue originally recorded that should have been deferred and recognized over the life of the maintenance period, which is typically 12 months. For the three and nine months ended July 31, 2004, the net result of the both restatements resulted in an increase to accumulated deficit of $183,018 and $201,087, respectively.

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

We have restated the three and nine months ending July 31, 2004.

The following condensed information presents the impact of the decrease in maintenance revenue as discussed above and the restatement of the Consolidated Statement of Operations, Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statement of Cash Flows on the Company's financial information as originally reported for the three and nine months ended July 31, 2004:


SUPERCLICK, INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Operations
For the Three and Nine Months Ended July 31, 2004 (Restated)
--------------------------------------------------------------------------------

                                                 Three Months Ended                                Nine Months Ended
                                                     July 31,                                           July 31,
                                   ---------------------------------------------      ---------------------------------------------
                                      2004             2004             2004             2004             2004             2004
                                   -----------      -----------      -----------      -----------      -----------      -----------
                                   (Originally                                       (Originally
                                    reported)       (Restated)       (Difference)      reported)       (Restated)       (Difference)
Net sales                          $   804,701      $   683,809      $  (120,892)     $ 1,420,891      $ 1,226,436      $  (194,455)
Services                                    --           37,742           37,742               --           93,236           93,236
                                   -----------      -----------      -----------      -----------      -----------      -----------
     Total revenue                     804,701          721,551          (83,150)       1,420,891        1,319,672         (101,219)
Cost of goods sold                     453,322          497,690           44,368          862,617          906,985           44,368
                                   -----------      -----------      -----------      -----------      -----------      -----------
Gross profit                           351,379          223,861         (127,518)         558,274          412,687         (145,587)

Total expenses                         405,819          461,319           55,500        1,156,164        1,211,664           55,500
                                   -----------      -----------      -----------      -----------      -----------      -----------
Loss from operations                   (54,440)        (237,458)        (183,018)        (597,890)        (798,977)        (201,087)

NET EARNINGS (LOSS)                $   (54,440)     $  (237,458)     $  (183,018)     $  (597,890)     $  (798,977)     $  (201,087)
                                   ===========      ===========      ===========      ===========      ===========      ===========

SUPERCLICK, INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended July 31, 2004 (Restated)
--------------------------------------------------------------------------------

                                                       Three Months Ended                            Six Months Ended
                                                             April 30,                                   April 30,
                                             ---------------------------------------      ----------------------------------------
                                               2004           2004           2004           2004           2004            2004
                                             ---------      ---------      ---------      ---------      ---------       ---------
                                             (Originally                                 (Originally
                                              reported)     (Restated)     (Difference)   reported)      (Restated)     (Difference)
Net gain/(loss)                              $ (54,440)     $(237,458)     $(183,018)     $(597,890)     $(798,977)      $(201,087)

Other comprehensive income (loss)                   --             --             --             --             --              --

   Foreign currency translation adjustment      57,892         57,892             --         33,426         33,426              --

                                             ---------      ---------      ---------      ---------      ---------       ---------
Net comprehensive (loss)                     $   3,452      $(179,566)     $(183,018)     $(564,464)     $(765,551)      $(201,087)
                                             =========      =========      =========      =========      =========       =========

SUPERCLICK, INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows
For the Three and Nine Months Ended July 31, 2004 (Restated)
--------------------------------------------------------------------------------

                                                                   Three Months Ended                     Nine Months Ended
                                                                        July 31,                             July 31,
                                                          ---------------------------------   -------------------------------------
                                                             2004        2004        2004        2004          2004        2004
                                                          ---------   ---------   ---------   -----------   -----------   ---------
                                                         (Originally                          (Originally
                                                          reported)  (Restated)  (Difference)  reported)   (Restated)  (Difference)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $ (54,440)  $(237,458)  $(183,018)  $  (597,890)  $  (798,977)  $(201,087)
  Adjustments to reconcile net loss
   to net cash used by operating activities:
    Depreciation                                              5,693       5,693          --        12,385        12,385          --
    Amortization
    Compensation expense on intrinsic value
      of options issued                                      34,236      34,236          --        38,439        38,439          --
    Stock issued for services
    License impairment agreement
    Write down of goodwill
    Deferred tax benefit
    Abandonment of furniture and equipment
    Loss on investment
CHANGES IN CURRENT ASSETS AND CURRENT
  LIABILITIES: (Net of effect of acquisition)
  (Increase) decrease in current assets:
    Accounts receivable                                    (366,933)   (366,933)         --      (741,900)     (741,900)         --
    Other receivables                                       (14,458)    (14,458)         --       (38,456)      (38,456)         --
    Prepaid expenses                                         12,459      12,459          --       (19,269)      (19,269)         --
    Inventory                                               (62,114)    (17,745)     44,368      (106,983)      (62,614)     44,368
    Increase (decrease) in current  liabilities:
    Accounts payable and accrued expenses                   115,879     115,879          --       263,895       263,895          --
    Accrued payroll                                         (21,239)    (21,239)         --       (50,998)      (50,998)         --
    Accrued other                                            13,875      13,875          --        33,346        33,346          --
    Deferred revenue                                             --      83,150      83,150                     101,219     101,219
                                                          ---------   ---------   ---------   -----------   -----------   ---------
    NET CASH USED FOR OPERATING ACTIVITIES                 (337,041)   (392,540)    (55,500)   (1,207,432)   (1,262,931)    (55,500)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Stock issued for acquisition of subsidiary                   --          --          --            --            --          --
    Acquisition of furniture and equipment                  (57,814)    (57,814)         --       (85,554)      (85,554)
                                                          ---------   ---------   ---------   -----------   -----------   ---------
    NET CASH USED FOR INVESTING ACTIVITIES                  (57,814)    (57,814)         --       (85,554)      (85,554)         --
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                    445,490     500,990      55,500     1,693,009     1,748,509      55,500
    Repayment of Note payable                                    --          --          --       (23,143)      (23,143)
                                                          ---------   ---------   ---------   -----------   -----------   ---------
    NET CASH PROVIDED  BY FINANCING ACTIVITIES              445,490     500,990      55,500     1,669,866     1,725,366      55,500

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                    42,002      42,002          --        29,855        29,855          --
NET INCREASE (DECREASE) IN CASH                              92,638      92,638          --       406,736       406,736          --
CASH, beginning of period                                   333,421     333,421          --        19,323        19,323          --
CASH acquired                                                    --          --          --            --            --          --
                                                          ---------   ---------   ---------   -----------   -----------   ---------
CASH, end of period                                       $ 426,059   $ 426,059   $      --   $   426,059   $   426,059   $      --
                                                          =========   =========   =========   ===========   ===========   =========

  Interest paid                                           $      --   $      --   $      --   $        --   $        --   $      --
  Taxes paid                                              $      --   $      --   $      --   $        --   $        --   $      --

Other non-cash investing and financing activities:
  Shares issued for services                              $ 240,019   $ 240,019   $      --   $   240,019   $   240,019   $      --
  Shares issued for acquisition                           $      --   $      --   $      --   $     2,071   $     2,071   $      --

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

Superclick offers turnkey installations to hospitality customers, making more cost effective and efficient for them to purchase our SIMS platform. Our plan is to strengthen our sales and marketing efforts in order to more effectively brand our technology and increase our market share, and we believe that these efforts will result in greatly increased company and product recognition.

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

Overview

Results of Operations

THREE AND NINE MONTHS ENDED JULY 31, 2005 AND 2004

Net Sales for the three months ended July 31, 2005 and 2004 was $459,599 and $721,551, respectively. Net Sales for the nine months ended July 31, 2005 and 2004 was $2,555,266 and $1,319,672, respectively. The three month decrease of $261,952, or 36% on a year over year basis is due to a restructuring and downsizing of our direct sales force and transition to an interim management team.

The nine month increase of $1,235,594, or 94% on a year over year basis is directly attributable to the successful signing of significant contracts and completing those installations during the first half of 2005. Continued successes in gaining market acceptance of our product offering contributed to winning additional competitive contracts with high profile customers.

Selling, General and Administrative expenses for the three months ended July 31, 2005 and 2004 were $709,769 and $461,319 respectively. Selling, General and Administrative expenses for the nine months ended July 31, 2005 and 2004 were $2,160,610 and $1,211,664 respectively. The three and nine month increase of $248,450 and $948,946 represents a 54% and 78% increase, respectively, on a year over year basis and is the result of additional personnel costs required to fulfill the successfully acquired contracts. The increased costs resulted from adding personnel required to support the deployment, delivery, and installation of our product which drove the increased sales volume. Additionally, other associated cost increases were incurred for infrastructure such as office space, communications, etc. Since there were more installations covering a larger geographic area travel costs also increased.

Net loss for the three months ended July 31, 2005 and 2004 was $431,450 and $237,458, respectively. Net loss for the nine months July 31, 2005 and 2004 were $1,068,017 and $798,977 respectively. The three and nine month increase in net loss of $193,992 and $269,040 represents a 82% and 34% increase, respectively, on a year over year basis and is due to higher costs related to professional fees, increased office expense due to expansion into larger facilities to accommodate growth, compensation of additional personnel and the expensing of stock options with less offset from lower than expected quarter revenues.

Financial Condition

From inception to July 31, 2005, we incurred an accumulated deficit of $2,424,292, and we expect to incur additional losses through the year ending October 31, 2005 and for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to expand operations, further commercialize our core products and to continue to look for opportunities to acquire synergistic businesses as well as continued losses of the subsidiary.

We have financed our operations since inception primarily through equity financing. During the three months ended July 31, 2005, we had a net decrease in cash of $48,346. Total cash resources as of July 31, 2005 was $53,729 compared with $102,075 at April 30, 2005.

During the year ended October 31, 2004, 1,933,333 of the series "A" Warrants were exercised at $.18 per share, resulting in $348,000 net proceeds to the Company and the issuance of 1,933,333 common shares that were included in an SB-2 registration declared effective by the Securities and Exchange Commission ("SEC") in February, 2004.

In addition, 966,665 series "B" Warrants were exercised at $.24 per share, resulting in $232,000 net proceeds to the Company and the issuance of 966,665 shares of common stock that were included in an SB-2 registration statement declared effective by the SEC in February 2004. The shares were issued subsequent to year end and are classified as stock subscribed in Stockholder's Equity. 966,668 "B" Warrants at $.24 per share remain unexercised as of July 31, 2005.

Also during the year ended October 31, 2004, the Company issued 2,000,000 shares of common stock, resulting in net proceeds to the Company of $900,000. Attached to each share of common stock issued pursuant to the financing is a warrant to purchase an additional share of the Company's common stock at $.60. The shares and attached warrants were included in an SB-2 registration declared effective by the SEC in August, 2004. As of July 31, 2005, 2,000,000 of the warrants associated with the financing remain unexercised.

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

As of July 31, 2005, a total of 17,427,916 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company's Interim President and Interim Chief Financial Officer (who is the principal accounting officer), both of whom were appointed in the interim capacity in April, 2005, to evaluate the effectiveness of the Company's disclosure controls and procedures and manage the Company's operations as of the end of the period covered by this report.

As reported in the Company's 10QSB filed with the Securities and Exchange Commission on August 15, 2005 for the period ended April 30, 2005, our interim President and Principal Financial Officers had identified certain deficiencies, including a lack of an appropriately rigorous system of policies and procedures for the internal review of financial reports, including inadequate staffing, training and expertise.

In accordance with Item 308 (c) of Regulation S-B, as of July 31, 2005 there were no changes in the Company's internal control reporting in connection with the Company's evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-QSB.

                                     Part II

ITEM 4. Exhibits and Reports On Form 8-K

(A) Reports on Form 8-K

We filed a report on Form 8-K on May 2, 2005 announcing the decision to terminate John Glazik and Claude Smith's employment as Chief Executive Officer/President and Chief Financial Officer, respectively, and to appoint Sandro Natale and Todd M. Pitcher as interim President and Chief Financial Officer respectively.

We filed a report on Form 8-K on May 4, 2005 announcing results of operations for the three month period ended January 31, 2005.

We filed a report on Form 8-K on June 13, 2005 announcing an amendment to the Company's Form 10-KSB/A for the year ended October 31, 2005.

We filed a report on Form 8-K on June 13, 2005 announcing an amendment to the Company's Quarterly report on Form 10-QSB/A for the period ended January 31, 2005.

We filed a report on Form 8-K on June 22, 2005 announcing results of operation for the three month period ended April 30, 2005.

We filed a report on Form 8-K on July 20, 2005 announcing a Letter of Intent that the Company had entered into with the shareholders of Hotel Net LLC to acquire Hotel Net LLC.

(B) Exhibits

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