Form 10KSB
period 2005-10-31
SUPERCLICK INC
filed 2006-02-15
CIK 1104891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[_] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] for the fiscal year ended October 31, 2005 or

[_} Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from _________ to _________.

                          Commission File No. 333-31238

                                SUPERCLICK, INC.
             (Exact name of registrant as specified in its charter)



                  WASHINGTON                             52-2219677
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification Number)


                              11995 EL CAMINO REAL
                                    SUITE 301
                               SAN DIEGO, CA 92130
             (Address, Including Zip Code, Including Area Code, Of
                     Registrant's mailing address in Texas)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (858) 518-1387


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $.0006 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Registrant's revenues for the year ended October 31, 2005 were $3,205,696.

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on February 10, 2006 (based on the closing sale price of US $0.12 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $3,440,061. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding on February 10, 2006 was 28,667,176.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                                TABLE OF CONTENTS

ITEM  NUMBER  AND  CAPTION                                                  PAGE
--------------------------                                                  ----

Forward-Looking  Statements                                                    1

PART I

1.  Description of Business                                                    1
2.  Description of Property                                                   10
3.  Legal Proceedings                                                         11
4.  Submission of Matters to a Vote of Security Holders.                      11

PART II

5.  Market for Common Equity and Related Stockholder Matters                  11
6.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                     17
7.  Financial Statements                                                      26
8.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure                                                      27
8A. Controls and Procedures                                                   27

PART III

9.  Directors, Executive Officers, Promoters and Control Persons;
    Compliance with Section 16(a) of the Exchange Act                         29
10. Executive Compensation                                                    31
11. Security Ownership of Certain Beneficial Owners and Management and
    Related Stockholder Matters                                               34
12. Certain Relationships and Related Transactions                            35
13. Exhibits and Reports on Form 8-K                                          36
14. Principal Accountant Fees and Services                                    39

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


                                     PART I
                         ITEM 1. DESCRIPTION OF BUSINESS


SUMMARY OF CORPORATE HISTORY

Superclick, Inc. ("Superclick" or the "Company") was founded on June 3, 1999 as a holding company with the primary objective of acquisitions.

Pursuant to a share purchase (the "Share Purchase Agreement") agreement dated October 7, 2003, Superclick, Inc ("Superclick", the "Company" or the "Registrant") completed an acquisition of Superclick Networks, Inc. The acquisition was accounted for as a recapitalization effected by a reverse merger, wherein Superclick Networks, Inc. is considered the acquirer for accounting and financial reporting purposes. The pre-merger assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. The accumulated deficit of Superclick Networks, Inc. has been brought forward, and common stock and additional paid-in-capital of the combined company have been retroactively restated to give effect to the exchange rates as set forth in the merger agreement.

Superclick Networks, Inc. ("SNI")was organized on August 24, 2000, in Montreal, Quebec, Canada. SNI is in the business of providing and installing broadband high speed Internet connection equipment in hotels on a worldwide basis, and 24x7 customer support at its owned and operated Montreal-based call center.


On October 6, 2003, Superclick, Inc. amended its articles of incorporation by changing the name of the Company from Grand Prix Sports, Inc. to Superclick, Inc.

Pursuant to the Share Purchase Agreement, , Superclick acquired 100% of the issued and outstanding shares of SNI. from its shareholders. In consideration for acquiring all of SNI's shares Superclick issued to SNI's shareholders 14,025,800 shares of Superclick, Inc.'s common stock. As a result of the acquisition, the former shareholders of SNI held immediately after the acquisition 71.7% of the issued and outstanding shares of the Subsidiary's common stock. The remaining 28.3% was held by Superclick, Inc.'s shareholders. In addition, and pursuant to the Share Purchase Agreement, Superclick changed its year-end to October 31 to coincide with the year-end of SNI. In October, the Company also retroactively affected a 1 for 6 common stock split and retroactively assigned $0.0006 par value to common stock where no value had been previously stated. All share and per share amounts shown in these financial statements reflect the stock split for all periods presented.

Superclick emerged from the development stage during the year ended October 31, 2005.
Superclick's primary objective is to continue to expand its installed room base throughout North America, Europe, Latin America and the Caribbean, and to provide 24x7 dedicated customer support to its hotel customers. At present, the Company has installed its IP management product in approximately 80,000 rooms.

However, to manage existing corporate overhead, and to finance capital expenditures on installations, Superclick will continue to rely on cash advances from shareholders, as well as to seek additional debt or equity financing. Superclick will also attempt to reduce its operating expenses. There can be no assurance that any such additional financing will be available on terms, in amounts, or at timing acceptable to Superclick, if available at all.


BUSINESS

The Company provides IP-based data management solutions via its SIMS ("Superclick Internet Management System") supported by a 24x7 customer support center to the hospitality, MTU, university and healthcare markets. SIMS(TM) is Linux-based software, typically referred to as Visitor-Based Networking (VBN) software, which manages the provisioning and administration of Internet access in the hospitality, Multi-Tenant Unit (MTU), university and healthcare markets.

Superclick markets and installs SIMS(TM) as part of a turnkey hardware and software deployment for its customers and also provides follow-on maintenance and guest service support through its 24x7 helpdesk. SIMS(TM) can be deployed with hardware which provides High Speed Internet Access (HSIA) via Ethernet, DSL, WiFi or in combination. The Company's SIMS(TM) platform has been successfully deployed in approximately 500 hotels throughout the United States, Canada, Europe, Latin America and the Caribbean.

The Company's customers include the Commonwealth Hospitality Group, InterContinental Hotels Group, Candlewood Suites, Comfort Inn, Crowne Plaza, Doubletree, Fairfield Inn, Fairmont Hotels & Resorts, Four Points by Sheraton, Hampton Inn & Suites, Hilton, Holiday Inn, Hampton Inn, JW Marriott, Novotel, Quality Suites, Radisson, Residence Inn, Sheraton, Staybridge Suites, Travelodge, Westin and Wyndham.

BUSINESS MODEL

Superclick's current business model is to provide its customers with a turnkey installation of a SIMS(TM)-based HSIA system. Customers purchase the hardware, software and installation services outright, retaining control of how the service is marketed to guests, tenants and other users as well as any associated revenue charged. This provides Superclick with one-time revenue and represents the majority of current revenue to date.

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


COMPETITION

Nearly all of our business is awarded by hoteliers and property management companies through competitive procurements. The Internet management services industry is highly competitive and many of Superclick's competitors are larger and have greater financial resources than we do. We obtain much of our business on the basis of proposals to new and existing customers. Competition usually centers on successful past performance, technical capability, management, personnel experience and price.

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


                                  RISK FACTORS


Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that the combined Company does obtain will be sufficient to meet the combined Company's needs in the long term. Through October 31, 2005, a significant portion of our financing has been through private placements of common stock and warrants. Unless our operations continue to generate significant revenues, we will continue to fund operations from cash on hand and through similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses through for the foreseeable future. Based on our current resources, we will need additional equity or debt financing or we will need to generate revenues through sales of our products or entering into strategic alliances to be able to sustain our operations until we achieve profitability, if ever.

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

Sandro Natale, one of the Company's founders and current CEO, is intimately involved in our business and has day to day relationships with critical customers and is also critical to our product development. Superclick is not able to afford additional staff to supplement these key personnel. Competition for highly skilled business, product development, technical and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. A failure on our part to retain the services of key personnel could have a material adverse effect on our operating results and financial condition. We do not maintain key man life insurance on any of our employees.

THE MARKET IN WHICH THE COMPANY COMPETES IS INTENSELY COMPETITIVE AND ACTIONS BY COMPETITORS COULD RENDER ITS SERVICES LESS COMPETITIVE, CAUSING REVENUE AND INCOME TO DECLINE.

The ability to compete depends on a number of factors outside of the Company's control, including:

      o the prices at which others offer competitive systems, including aggressive price competition and discounting on individual contracts, which may become increasingly prevalent due to worsening economic conditions;

      o the ability of competitors to undertake more extensive marketing campaigns;

      o the extent, if any, to which competitors develop proprietary offerings that improve their ability to compete;

      o the ability of the Company's customers to supply the solutions themselves; and

      o     the extent of competitors' responsiveness to customer needs.

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

International operations create special risks, including:

      o statutory requirements, which may impair the Company's ability to expatriate foreign profits to help fund domestic operations;

      o greater difficulties in managing and supplying turnkey installation at foreign locations;

      o cultural differences that adversely affect utilization; o unexpected changes in trading policies, legal and regulatory requirements, tariffs and other foreign taxes;

      o greater difficulties in enforcing agreements with clients and collecting accounts receivable; o the tax system of foreign countries, which may tax the Company's foreign income at higher rates than in the United States and may subject foreign earnings to withholding requirements or tariffs, exchange controls or other restrictions;

      o legal requirements and regulations of various foreign countries, which may make compliance by the Company with such laws and regulations difficult and may make enforcement of the Company's intellectual property rights more difficult; and

      o fluctuations in currency exchange rates, which may affect demand for the Company's products and services and may adversely affect the profitability in United States dollars of services provided by the Company in foreign markets where payment for its products and services is made in the local currency; and general economic conditions in the foreign countries into which the Company sells, which could have an adverse impact on its earnings from operations in those countries.

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

Some of the information in this 10KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "intend" and "continue," or similar words. You should read statements that contain these words carefully because they:

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


RISKS RELATING TO OUR COMMON STOCK:

THERE IS A LIMITED MARKET FOR OUR COMMON STOCK.

Our common stock is traded in the Over-the-Counter Bulletin Board market. This may cause delays in the timing of transactions, reductions in the number and quality of securities analysts' reporting on us, and the extent of our coverage in the media. Trading in our common stock has been sporadic, and at present, there is a limited market for it. There can be no assurance that a stronger market will develop. Even if such a market does develop, it may not be sustained.

YOU MAY SUFFER DILUTION UPON THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS AND THE CONVERSION OF CONVERTIBLE NOTES.

As of October 31, 2005, we had exercisable stock options outstanding to purchase 1,147,564 shares of common stock, warrants to purchase 4,032,661 shares of common stock, and convertible debentures convertible in accordance with a formula based on the 45 day trailing average price of our common stock. To the extent such options or warrants are exercised and convertible notes are converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

FUTURE SALES OF OUR COMMON STOCK BY EXISTING SHAREHOLDERS UNDER RULE 144 COULD DECREASE THE TRADING PRICE OF OUR COMMON STOCK.

As of January 24, 2005, a total of 17,336,681 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

Location                            Approximate Square        Date Current              Monthly Rent
                                    Feet                      Expires
=======================================================================================================
10222 Boul. St-Michel               6,750 sq. ft.             Sept. 30, 2009            US$4,082
Suite 300
Montreal, Quebec H1H 5H1
Canada

11995 El Camino Real                NA - Executive Svc.       Month-to-Month            US$60.00
Suite 301
San Diego, CA 92130

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

These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                              Low         High
                             -------     -------
2004
-------
First Quarter                 $.20       $ .51
Second Quarter                $.26       $ .97
Third Quarter                 $.58       $1.16
Fourth Quarter                $.58       $ .85

2005
-------
First Quarter                 $.75       $ .93
Second Quarter                $.75       $1.10
Third Quarter                 $.60       $1.02
Fourth Quarter                $.19       $ .79

On January 24, 2006, the closing price was $0.135 for our stock.

HOLDERS

There are approximately sixty-nine record holders of common equity.

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

The total number of shares of Stock set aside for Awards may be granted under the Plan was 2,000,000 shares. The Company may issue each of the following under this Plan: Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award The Plan was effective April 9, 2004 (the "Effective Date"), provided that within one year of the Effective Date, the Plan shall have been approved by at least a majority vote of stockholders. No Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award shall be granted pursuant to the Plan ten years after the Effective Date.

On March 4, 2004, the Company awarded its then CEO, John Glazik, a non-qualified stock option to purchase 884,784 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of March 3, 2006. The options vest and become exercisable at a rate of 38,866 per month over a twenty-four month period. Mr. Glazik's employment with Superclick ceased on April 28, 2005. In accordance with Mr. Glazik's Separation and Release Agreement with the Company dated June 9, 2005, a total of 589,856 shares had vested pursuant to Mr. Glazik's Option Agreement. On June 1, 2004, the Company awarded employees non-qualified stock options to purchase 720,000 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of June 1, 2006. The options vest and become exercisable at a rate of 90,000 per quarter over a twenty-four month period. On September 1, 2004, the company awarded its then CFO, Claude Smith, a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $0.65 per share with an expiration date of August 31, 2006. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period. Mr. Smith's employment with Superclick ceased on April 28, 2005. In accordance with Mr. Smith's Separation and Release Agreement with the Company, dated June 10, 2005, a total of 137,500 shares had vested pursuant to Mr. Smith's Option Agreement.

The Company has recorded compensation expense of $398,388 through October 31, 2005 as the option's prices were less than the fair market value of the Company's stock on the award dates. The compensation amount is amortized over the options' vesting periods.

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

During the year ended October 31, 2005, the Company awarded 102,067 restricted shares of its common stock to directors totaling $77,225.

The following table summarizes the Company's stock option activity for the year ended October 31, 2005:

                                                    2005
                                     ------------------------------
                                                   Weighted Average
                                      Shares        Exercise Price
                                     ----------    ----------------

Outstanding at beginning of period    1,904,784    $           0.52
Granted                                 125,000                0.60
Forfeited                              (457,428)               0.54
Exercised                              (111,875)               0.50
                                     ----------    ----------------
Outstanding at end of year            1,460,481    $           0.52
                                     ==========    ================
Options exerciseable at year end      1,147,564
                                     ==========


COMMON STOCK

PRIVATE PLACEMENT AND WARRANT ACTIVITY

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

During the quarter ended April 30, 2004 and pursuant to the September 2003 private placement 966,665 of series "B" Warrants were exercised at $.24 per share, resulting in $232,000 net proceeds to the Company and the issuance of 966,665 restricted common shares. The shares were issued subsequent to year end and were classified as stock subscribed in Stockholder's Equity at October 31, 2004 and issued subsequent to that year end. At October 31, 2005 966,665 "B" Warrants were unexercised.

As of October 31, 2004 and commensurate with the April 6, 2004 private placement filed under Form SB-2 with the SEC on June 8, 2004, the Company issued 1,999,999 shares of common stock in exchange for gross proceeds of $900,000. Each share issued in accordance with the private placement is entitled to one "A" Warrant with an exercise price of $0.60 per share.

During the year ended October 31, 2005, 100,000 "A" Warrants were exercised resulting in gross proceeds of $60,000. 2,099,999 "A" Warrants were unexercised as of October 31, 2005.

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

In August of 2005, we issued $2,250,000 of convertible debentures with 965,997 warrants attached (See Note J).

STOCK ISSUED FOR SERVICES

During the year ended October 31, 2004, the Company issued 621,206 shares of Common Stock in exchange for services with a total value of $315,154.

On July 28, 2005, the Company issued 25,000 shares of Common Stock for services from Treasury Stock at fair market value of $0.77 per share, or $19,250.

During the year ended October 31, 2005 the Company issued 102,067 shares to the members of the Board of Directors for services rendered. Total value of the issuances is $77,225. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

STOCK OPTIONS

During the year ended October 31, 2005, three employees exercised their vested options by utilizing the option's cashless feature whereby the exercise price of the common stock received is paid for with a portion of the shares exercised and which shares are returned to the company as Treasury Stock in lieu of cash. In total, 111,875 options were exercised with 51,961 shares of common stock issued to the optionees and 58,664 shares of common stock issued in the name of Superclick with $25,981 recorded to Treasury Stock.

On March 3, 2005 the Board of Directors increased the employee stock option pool established by the employee stock option plan to 3,500,000 from 2,000,000 (See Note N).

ACQUISITION OF HOTEL NET, LLC

On July 21, 2005, the Company issued 1,500,000 shares of Common Stock to the shareholders of Hotel Net, LLC pursuant to the July 18, 2005 Letter of Intent. The shares were valued at fair market value of $0.64, or $960,000. Also, in connection with the purchase of Hotel Net LLC, on September 14, 2005, the Company issued 1,250,000 shares of common stock to the shareholders of Hotel Net, LLC. The shares were valued at fair market value of $0.55, or $687,500 .

WARRANTS

At October 31, 2005 the Company had 966,665 "B" Warrants, 2,099,999 "A" Warrants and 965,997 warrants related to convertible debentures (See Note J) outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:


                                        Exercise
   Warrant           Number of          Price Per          Expiration
    Class             Warrants           Warrant              Date
--------------     ---------------     ------------     ------------------
      B                   386,666           $ 0.24                 9/9/06
      B                   193,333           $ 0.24                9/29/06
      B                   193,333           $ 0.24               10/15/06
      B                   193,333           $ 0.24               10/22/06
                   ---------------
  Subtotal                966,665

      A                    55,555           $ 0.60                4/14/07
      A                   100,000           $ 0.60                4/19/07
      A                   444,444           $ 0.60                4/19/07
      A                   100,000           $ 0.60                4/23/07
      A                   200,000           $ 0.60                4/29/07
      A                   100,000           $ 0.60                4/29/07
      A                   100,000           $ 0.60                 5/7/07
      A                   200,000           $ 0.60                5/10/07
      A                   100,000           $ 0.60                5/12/07
      A                   100,000           $ 0.60                5/17/07
      A                   100,000           $ 0.60                5/24/07
      A                    11,000           $ 0.60                5/24/07
      A                   100,000           $ 0.60                 6/2/07
      A                   100,000           $ 0.60                6/16/07
      A                    89,000           $ 0.60                6/17/07
      A                   200,000           $ 0.60                3/30/08
                   ---------------
Subtotal                2,099,999

Debenture                 735,370     >or=to $0.30             07/31/2010
Debenture                 230,627     >or=to $0.30             08/17/2010
                   ---------------
Subtotal                  965,997
                   ---------------
Total                   4,032,661
                   ===============

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

We continue to develop our product offering and IP management solutions, listening carefully to our customers. Superclick emerged from the development stage during the fiscal year ended October 31, 2005, during which substantially all of the Company's efforts were focused on commercial activities.

Here are some of the other significant milestones achieved during FY 2005:

      o The number of hotels installed and under contract increased from 116 to approximately 500. This represents an increase of rooms from 20,000 to approximately 80,000 over the year.
      o Concluded the acquisition of HotelNet LLC, adding close to 20,000 rooms to our footprint.
      o Concluded a round of $2.25 million in gross proceeds of a convertible debenture financing with Chicago Venture Partners LP.
      o Established global installations in Romania, the Caribbean and Latin America.


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


DEFERRED TAXES

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At October 31, 2004 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by approximately $1,260,923 for the year ended October 31, 2005 assuming a tax rate of 40%.

UNITED STATES CORPORATION INCOME TAXES

--------------------------------------- -------------------------- ----------------  -----------------------
Year of Loss                                                            Amount       Expiration Date
--------------------------------------- -------------------------- ----------------  -----------------------
October 31, 2005                                                        $4,184,331   October 31, 2025
--------------------------------------- -------------------------- ----------------  -----------------------
October 31, 2004                                                           898,697   October 31, 2024
--------------------------------------- -------------------------- ----------------  -----------------------
October 31, 2003                                                            53,638   October 31, 2023
--------------------------------------- -------------------------- ----------------  -----------------------
December 31, 2002                                                           80,395   December 31, 2022
--------------------------------------- -------------------------- ----------------  -----------------------
December 31, 2001                                                           91,564   December 31, 2021
--------------------------------------- -------------------------- ----------------  -----------------------
December 31, 2000                                                           88,027   December 31, 2020
--------------------------------------- -------------------------- ----------------  -----------------------
December 31, 1999                                                           18,936   December 31, 2019
--------------------------------------- -------------------------- ----------------  -----------------------
                                                                        $5,415,588
--------------------------------------- -------------------------- ================  -----------------------

The expiration dates for U.S. net operating losses may be extendable under
Section 381 of the U.S. Internal Revenue Code. After reorganization or other change in corporate ownership, the use of certain carry forwards may be limited or prohibited. After an ownership change, the amount of income that a corporation may offset each year by preacquisition NOL carry forwards is generally limited to an amount determined by multiplying the value of the equity of the corporation just prior to the ownership change by the federal long-term tax-exempt rate in effect on the date of the change. Any unused limitation may be carried forward and added to the next year's limitation. The annual limitation is approximately $44,000.

CANADIAN INCOME TAXES  (STATED IN CDN$)

--------------------------------------- -------------------------- ----------------  -----------------------
Year of Loss                                                       Amount            Expiration Date
--------------------------------------- -------------------------- ----------------  -----------------------
October 31, 2005                                                          $678,878   October 31, 2012
--------------------------------------- -------------------------- ----------------  -----------------------
October 31, 2004                                                           151,332   October 31, 2011
--------------------------------------- -------------------------- ----------------  -----------------------
October 31, 2003                                                             5,322   October 31, 2010
--------------------------------------- -------------------------- ----------------  -----------------------
October 31, 2002                                                           350,910   October 31, 2009
--------------------------------------- -------------------------- ----------------  -----------------------
October 31, 2001                                                            24,879   October 31, 2008
--------------------------------------- -------------------------- ----------------  -----------------------
                                                                        $1,211,321
--------------------------------------- -------------------------- ================  -----------------------


At October 31, 2005 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

For the year ended October 31, 2004 the Company recognized $47,697 as receivable for research and development and accrued $35,432 as a deferred tax benefit created by research and development activities that occurred during the fiscal year then ended. No valuation allowance was recorded in connection with the deferred tax benefit, generated during the year ended October 31, 2004, as it was the opinion of management that they would have the ability to utilize it in the future.

The Company performs research and development on an on-going basis, which is available for refund or future tax credits in Canada. Due to the recurring losses of the Company during the year ended October 31, 2005, management recognized an allowance for the full amount it anticipated to generate in connection with the research and development deferred tax benefit.
We recognized a receivable of $70,766 CDN for the research and development activities in 2005.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED OCTOBER 31, 2005 AND 2004

REVENUE

During the twelve months ended October 31, 2005 the Company had revenue of $3,205,696 compared to $2,552,739 for the twelve months ended October 31, 2004. The increase in net sales was the result of the acquisition of Superclick Networks, Inc., the validation of the Company's products and the subsequent demand from customers. We completed several major contracts in 2005 that were not in place in 2004.

GROSS PROFIT

Gross profit for the twelve months ended October 31, 2005 and 2004 was $810,181 and $710,008, respectively. Improvement in annual gross profit is possible through development of better buying channel partnerships. Most externally purchased networking equipment is acquired from resellers whose markup may be recovered if the Company establishes distribution channel partnerships.

SELLING, GENERAL AND ADMINISTRATIVE

For the twelve months ended October 31, 2005 and 2004, general and administrative expense was $2,616,973 and $1,633,810, respectively. The twelve month year-over-year increase of $983,163 was primarily due to the acquisition of Hotel Net, LLC and increases in operating expenses related therein in addition to increased salaries related to increased headcount.

Net loss before extraordinary item for the twelve months ended October 31, 2005 and 2004 was $1,692,735 and $979,395, respectively. The twelve month year-over-year increase in net loss before extraordinary items was $713,340 and primarily due to the acquisition of Hotel Net, LLC and increased salaries.

Net loss after extraordinary items for the twelve months ended October 31, 2005 and 2004 was $4,140,235 and $979,395, respectively. The extraordinary loss of $2,447,500 represents the complete write down of the Company's investment and goodwill in Hotel Net, LLC as a result of eliminating the Hotel Net LLC trade name, closure of the Hotel Net LLC facility, the precipitous drop in the price of Superlick, Inc. stock price from the transaction price levels of $0.64 and $0.55 to the current level of approximately $0.10 per share and significantly lower revenues than expected for the final two months of the year and which are not expected to materialize to a degree sufficient enough to warrant the existence of a related goodwill balance.

RESEARCH AND DEVELOPMENT

For the twelve months ended October 31, 2005 and 2004, research and development expense was $151,822 and $136,610, respectively. The twelve month year-over-year increase in research and development expense is attributable to the ongoing development and enhancement of the Company's products to meet evolving customer and market demands.

OTHER INCOME AND EXPENSE

Interest expense for the twelve months ended October 31, 2005 and 2004 was $48,513 and $2,112, respectively. The twelve month year-over-year increase is due to the actual interest due to the holders of our convertible debentures

Amortization of the beneficial conversion feature contained in the convertible debentures, amortization of deferred financing costs related to the convertible debentures and the derivative gain related to warrants issued in connection with the convertible debentures for the twelve months ended October 31, 2005 was $97,632, $53,750 and $465,774, respectively. No such expenses were incurred in 2004. See Note J to the financial statements.


FINANCIAL CONDITION

From inception to October 31, 2005, we incurred an accumulated deficit of $5,496,510, and we expect to incur additional losses for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the operating subsidiary.

We have financed our operations since inception primarily through equity financing. During the twelve months ended October 31, 2005, we had a net increase in cash of $21,959. Total cash resources as of October 31, 2005 was $497,438 compared with $475,479 at October 31, 2004.

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

THE COMPANY'S LIQUIDITY PLAN

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. Net loss for the year ended October 31, 2005 was $4,140,235, while cash used for operations was $1,838,615.

During the year ended October 31, 2005, 100,000 of the series "A" Warrants were exercised at $.60 per share, resulting in $60,000 net proceeds to the Company and the issuance of 60,000 restricted common shares.

During the year ended October 31, 2005, 200,000 of the series "A" Warrants were exercised at $.45 per share, resulting in $90,000 net proceeds to the Company and the issuance of 200,000 restricted common shares.

966,668 "B" Warrants were unexercised as of October 31.

During the year ended October 31, 2005, the Company issued 127,067 shares of Common Stock in exchange for services with a total value of $96,475.

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

OFF-BALANCE SHEET ARRANGEMENTS

At October 31, 2005 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

CAPITAL LEASE OBLIGATIONS: Capital lease obligations relate to a copy machine used in the Company's Montreal office.

OPERATING LEASE OBLIGATIONS: Operating lease obligations consist of office rental commitment for the Company's offices in Montreal, Quebec, Canada. On October 1, 2004 the Company began a lease for office space in Montreal. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company has also entered into non-cancelable operating leases for office equipment, computers. At October 31, 2005, our contractual obligations under these leases and other commitments were as follows:

              ---------------------------------- ------------------
              Year Ended October 31,
              ---------------------------------- ------------------
              2006                               55,484
              ---------------------------------- ------------------
              2007                               55,011
              ---------------------------------- ------------------
              2008                               52,937
              ---------------------------------- ------------------
              2009                               48,525
              ---------------------------------- ------------------
              2010                               N/A
                                                 ---
              ---------------------------------- ------------------
                                                 $211,957
              ---------------------------------- ------------------

INFLATION

Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the year ended October 31, 2005. However, there can be no assurance the Company's business will not be affected by inflation in the future.


PRIVATE PLACEMENT OF CONVERTIBLE DEBT

On August 1, 2005, the Company completed a private placement of convertible debentures generating gross proceeds of $1.75 million and the issuance of warrants to purchase 735,370 shares of the Company's common stock. On August 18, 2005, the Company completed a private placement of convertible debentures generating gross proceeds of $0.5 million and the issuance of warrants to purchase 230,627 shares of the Company's common stock. In total, the Company received $2.035 of net proceeds and issued 965,997 warrants. Third party fees totaled $215,000, which were paid in cash.

The terms of the warrants and debentures are substantially the same. The exercise price of the warrants is calculated the same as for the conversion price of the convertible debentures described below. The warrants and debentures are immediately exercisable. The debentures bear interest of 9%, payable quarterly at the option of the Company in cash or stock. The interest Rate adjusts to 12% at maturity, or twelve months from the closing date.

Prior to maturity, the debentures and warrants are convertible into the Company's common stock at a conversion price equal to 70% of the average closing bid price of the Company's common stock for the 45 trading days preceding a conversion date. If the closing bid price for the stock is less than $0.50 on a day on which the Investor converts, then during that calendar month the Investor will only be permitted to convert principal and interest in an aggregate amount of up to $175,000. This $175,000 limitation would not apply in the event that the closing bid price on such conversion date is at least 150% of the average closing bid price for the ten trading days immediately prior to such conversion. Notwithstanding the foregoing, the Conversion Price during the pre-maturity period shall not be less than $.30 per share. After maturity, the debentures and warrants are convertible into the Company's common stock at a conversion price equal to 80% of the average closing bid price of the Company's common stock for the 45 trading days preceding a conversion date.

Cash settlement of the unexercised portion of the debenture is required. If a cash settlement of the outstanding debt is not made in accordance with the debenture agreement on the maturity date, then a ten (10%) percent penalty of the outstanding debt balance will be added to the debt balance.

The debentures provide that the holders of may only convert the debenture if the number of shares held by the lender or its affiliates after conversion would not exceed 4.99% of the outstanding shares of the Company's common stock following such conversion.

In connection with the transaction, we entered into a registration rights agreement. Pursuant to the terms of the Registration Rights Agreement, within thirty calendar days following the initial closing date, or September 1, 2005, the Company was required to file with the Securities and Exchange Commission a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock the convertible debenture would be converted into which is at least equal to two hundred percent (200%) of the number of shares into which the Debentures and all interest thereon through the second anniversary of the initial closing date would be convertible based on an assumed Conversion Price of $0.30 per share and the common stock underlying the warrants.

The Registration Rights Agreement further provides that if a registration statement is not filed, or does not become effective, within 100 days from the initial closing date, then in addition to any other rights the holders may have, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to an aggregate five percent (5%) of the purchase price of the debentures (2% for days 1-30, plus 2% for days 31-60, plus 1% for days 61-75). We filed an SB-2 with the SEC on September 15, 2005 effectively registering 19,215,997 shares of common stock of which 18,150,000 relates to the conversion of principle and interest of the convertible debenture and 965,997 relates to the exercise of warrants issued in connection with the convertible debenture. The SEC declared the registration of shares underlying the debentures effective within the allowed time on December 12, 2005.

The issuance costs related to the convertible debentures of approximately $215,000 in cash were capitalized and are being amortized over the life of the debt.

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability since the warrants contain registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration, and the cashless exercise feature of the warrants and variable exercise price which support the notion of net-cash settlement and treatment of the warrants as a liability. The initial value of the warrants was treated as a discount to the debenture and recorded as a liability. The Company calculated the initial value of the warrants on the closing date of the transactions as being $658,973 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $.5949, volatility 175%, risk free rate 4.32%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants have a value of $193,199 at October 31, 2005 and the company recognized a derivative gain of $465,774 from the initial value date to October 31, 2005.

The Company determined that the $1.75 million debenture was issued with a beneficial conversion feature ("BCF") due to the conversion price ($.5949) being less than the closing stock price ($.79) on the date of issuance, and the conversion feature being in-the-money. Conversely, on the issuance date of the $0.5 million debenture the conversion feature was not in-the-money and no BCF was recognized. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants described above, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital at its fair value of $390,529 on the date of issuance as determined using the intrinsic value method. The discount will be amortized to interest expense over the life of the debenture. The company has recognized $65,088 in non-cash interest expense attributable to the amortization of this discount through October 31, 2005.


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


                        ITEM 8A. CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company's Acting President and Acting Chief Financial Officer (who is the principal accounting officer), both of whom were appointed in the interim capacity in April, 2005, to evaluate the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, it was determined that our internal controls over the revenue recognition of our accounting staff with respect to revenue recognition in conjunction with service contract revenue was deficient. Specifically, the deferral and amortization over the life of a contract was not performed. In addition, we identified that certain issued and outstanding options that permit "cashless exercise" should be subject to variable plan accounting treatment under applicable accounting standards. Accordingly, previously unrecognized compensation expense needed to be recognized as compensation expense in our previously issued financial statements under the Financial Accounting Standards Board's Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (Issue Date 3/00). See Note N to Notes to Financial Statements commencing at Page F-24 of this report.

Our President and then interim Principal Financial Officer also identified certain additional deficiencies in the second quarter of the Company's 2005 fiscal year, including a lack of an appropriately rigorous system of policies and procedures for the internal review of financial reports, including inadequate staffing, training and expertise and improper accounting procedures for grants with "cashless exercise" provisions per Financial Accounting Standards Board's Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25". Our independent registered public accountants, Bedinger and Company have indicated that they considered these deficiencies to be material weaknesses as that term is defined under standards established by the Public Company Accounting Oversight Board (United States). These material weaknesses included the following: the ineffectiveness of a rule compliance checking procedure for SEC filings.

In light of the need for a restatement and the material weaknesses in our internal controls, commencing in the third quarter of our 2005 fiscal year, we undertook a review of our disclosure, financial information and internal controls and procedures. The review included our efforts by our management and directors, as well as the use of additional outside resources. We are committed to addressing our control environment and reporting procedures.

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

                                    PART III

                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                             AND ALL CONTROL PERSONS

In Compliance With Section 16(a) Of The Exchange Act As of October 31, 2005, our executive officers, directors and key employees, their positions and their ages are as follows:

DIRECTORS AND EXECUTIVE OFFICERS


NAME                                AGE              POSITION
---------------                     ---------        ---------------------------

Sandro Natale                       37               CEO, President and Director

Todd M. Pitcher                     37               Chairman of the Board

Jacobo Melcer                       66               Director

Paul Gulyas                         48               Director

George Vesnaver                     48               Director

Dipan Patel                         39               Director

Chirag Patel                        38               Director


EXECUTIVE OFFICERS AND DIRECTORS

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

TODD M. PITCHER has been Chairman of the Board of our company since completion of the merger transaction with Superclick Networks, Inc. in October 2003. In addition, Mr. Pitcher served as Chief Financial Officer and Principal Accounting Officer for the period of April 2005 through the year ended October 31, 2005. Prior to the merger, Mr. Pitcher served as President, Chief Executive Officer and Chief Financial Officer of Grand Prix Sports, Inc. since January 2003. Mr. Pitcher has also served in the Executive Management in an interim capacity 4Dcard, Inc. from March 2002 through July 2003. Mr. Pitcher has several years experience in the investment banking, business consulting and equity research, serving as Director of Equity Research at Equity Securities in Golden Valley, Minnesota, and several other regional investment banking firms. Mr. Pitcher has B.A. in Philosophy from the University of California at Berkeley and has attended graduate school at the University of California at Santa Barbara and Claremont Graduate School.

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

PAUL GULYAS, age 48 - Mr Gulyas has more than 27 years of diverse industrial experience in IT systems and products, military/government systems, air traffic and vessel traffic management systems as well as border control and security solutions in companies from the very small to the very large. He is currently responsible for the OEM program within IBM Canada's mid-market business unit. Previously he was President of IOTA Information Management and is a founding partner of the consulting firm TACTexe Incorporated. Mr. Gulyas has a BSc in Physics from McMaster University in Hamilton, Ontario.

CHIRAG PATEL, age 38 - Chirag Patel has more than 14 years experience in Information Technology and its applications, as well as in finance and management. He co-founded Veriprise Wireless Corporation in 1999, which extends corporate applications to its mobile employees via handheld devices. During his tenure with Veriprise Chirag helped raise $9 million dollars to fund the company wherein he developed and implemented the company's marketing strategies resulting in partnerships with Northwestern Mutual, Proctor & Gamble, Lotus, Motorola, PriceWaterhouseCoopers, Siebel, AT&T Wireless and Verizon Wireless. In addition he worked with the Motorola global teams to jointly penetrate the markets in South America and India.

DIPAN PATEL, age 39 - Dipan Patel has sixteen years of experience in the Hotel industry and has worked in operations, franchising and real estate investment sales. His strong relationships and rich experience in the hospitality industry has made him instrumental in developing Hotel Net's fast growing footprint in the United States. Currently, he is a Senior Vice President at CB Richard Ellis, a leading commercial real estate brokerage firm, and represents the Southeast Hotel Investment Sales Group. During his career he has completed over 120 transactions and has been awarded Broker of the year in 2001 for the Hospitality Investment Sales and was the leading investment sales broker for CB in the Southeast in 2002. He continues to enjoy strong success in the transaction business and has represented several major national hotel clients. Prior to hotel investment sales he worked with Cendant and Days Inn in a Franchise Sales capacity.

16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year, which ended October 31, 2005.


                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2005 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of Superclick, Inc. received compensation in excess of $100,000 during fiscal year 2005.

                           SUMMARY COMPENSATION TABLE
                                                             Long Term Compensation
                            Annual Compensation                Awards            Payouts
-------------------  --------------------------------  ----------------------------------  ------------
    (a)       (b)      (c)        (d)         (e)         (f)           (g)         (h)        (i)
-----------  ------  --------  --------  ------------  ----------  -------------  -------  ------------
                                                       Restricted  Securities
  Name and                               Other Annual   Stock      Underlying      LTIP     All Other
 Principle          Salary      Bonus    Compensation   Award(s)   Options/SARs   Payouts  Compensation
  Position    Year     ($)      ($)             ($)      ($)            (#)         ($)        ($)
-----------  ------  --------  --------  ------------  ----------  -------------  -------  ------------
   Sandro      2005  $141,391      --            --          --             --       --            --
Natale, CEO    2004  $ 75,000      --            --          --             --       --            --
               2003  $ 42,000      --            --          --             --       --            --

    John       2005      --        --            --          --             --       --            --
  Glazik,      2004  $ 90,000  $ 10,000          --          --          884,784     --            --
 former CEO    2003      --        --            --          --             --       --            --
-----------  ------  --------  --------  ------------  ----------  -------------  -------  ------------

OPTIONS AND STOCK APPRECIATION RIGHTS

On December 8, 2004, the Company awarded employees non-qualified stock options to purchase 125,000 shares of common stock of the Company at an exercise price of $.60 per share with an expiration date of December 8, 2010. The options vest and become exercisable at a rate of 15,625 per quarter over a twenty-four month period.

The Company has recorded compensation expense of $398,388 through October 31, 2005 as the option's prices were less than the fair market value of the Company's stock on the award dates. The compensation amount is amortized over the options' vesting periods.


LONG TERM INCENTIVE PLAN AWARDS

No long-term incentive plan awards were made to any of our executive officers during the last fiscal year.


COMPENSATION OF DIRECTORS

On December 31, 2003, the Board of Directors of the Company adopted the 2004 Superclick, Inc. Non-Employee Director's Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of Options, Restricted Stock, and/or Deferred Stock to an Awardee. The total number of shares of Common Stock, which may be awarded under the Plan is 2,000,000. If any awarded shares are forfeited, they become available for future issuance. An annual aggregate limit of 300,000 shares (including Options, Restricted Stock, and Deferred Stock) is set for any individual Director.

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


OPTION GRANTS IN LAST FISCAL YEAR

We did not grant any stock options to executive officers.


OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

During the year 111,875 common stock options were exercised. As of October 31, 2005, the Company had 1,460,481 outstanding options with 1,147,564 exercisable. The value to the company of the exercisable warrants based on the weighted average strike price of $0.52 is approximately $596,733. However, as these options are underwater, the company does not think it likely they will be exercised.


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


EMPLOYMENT AGREEMENTS

SANDRO NATALE - Upon completion of the merger transaction with Superclick Networks, Inc. on October 7, 2003, Sandro Natale was appointed VP of Business Development. Mr. Natale's employment with us is governed by an employment agreement originally entered into between he and Superclick Networks, Inc., which we assumed following the merger. The agreement provides for term of employment that may be extended for additional one (1) year periods thereafter. Mr. Natale was entitled to receive a base salary equal to CDN $120,000.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 31, 2005, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 11995 El Camino Real, Suite 301, San Diego CA 92130.


NAME                     SHARES BENEFICIALLY OWNED  PERCENT OF CLASS
-----------------------  -------------------------  ----------------
Sandro Natale                            3,526,100             12.30%

Todd M. Pitcher                             21,487                 *

Jacobo Melcer                              116,567                 *

George Vesnaver                             86,091                 *

Paul Gulyas                                 62,991                 *

Chirag Patel                               596,251              2.07%

Bella Investments LLC**                    704,624              2.45%

All Officers and
Directors as a Group                     5,114,111             17.83%
-----------------------  -------------------------  ----------------

(*) means less than 1.0%
(**) Dipan Patel is the sole beneficial owner of Bella Investments LLC

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Pitcher, Chairman of our company, provides consulting services to us in exchange for monthly compensation of $2,500 and related expenses. Mr. Pitcher is also President of Comprehensive Communications LLC who provides the Company with investor relations support primarily in the form of press releases.

SNI currently leases office space on a month-to-month basis from a relative of a director and shareholder at (C$1,450) $1,006 per month. SNI has also entered into non-cancelable operating lease for office equipment and computers at monthly payments of (C$346) $228. Future lease payments under this operating lease are as follows:

                         Year Ended October 31,


                                  2006                 473

The Company's SNI subsidiary incurred $59,232 in rent expense during the twelve months ended October 31, 2005.

                ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.


(a) Exhibits

         Financial Statements

         INDEPENDENT AUDITORS REPORT                                   F-1

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

         Supplemental Schedule of Business Acquired                    F-8

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

2.3 Membership Purchase Agreement, dated as of August 31, 2005 by and between Superclick, Inc. and the shareholders of Hotel Net LLC, (Incorporated by reference with the Company's Form 8-K filed on September 7, 2005).

2.4 Financial statements of acquired company, Hotel Net LLC, dated as of August 31, 2005, 2005 (Incorporated by reference with the Company's Form 8-K/A filed on October 24, 2005).

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

3.4 Certificate of Amendment to the Articles of Incorporation of Grand Prix Sports, Inc., as filed with the Secretary of the State of Washington on September 12, 2003. (Incorporated by reference filed with the Company's Form 8-K on October 10, 2003.

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

10.15 2004 Incentive Stock Option Plan dated April 8, 2004 (Incorporated by reference filed with the Company's Form 8-K on May 7, 2002 as Exhibit 4.1)

10.16 Verizon Agreement (Incorporated by reference filed with the Company's Form 8-K on May 7, 2004).

10.17 Employment Agreement dated August 31, 2004 (Incorporated by reference filed with the Company's Form 8-K on September 2, 2004).

10.18 Locatel Agreement (Incorporated by reference filed with the Company's Form 8-K on December 12, 2004).

10.19 Securities Purchase Agreement by and between Superclick, Inc. and Chicago Venture Partners, L.P. dated August 1, 2005 (Incorporated by reference filed with the Company's Form 8-K filed on August 8, 2005).

17.1 Resignation of Ron Fon as Director (Incorporated by reference filed with the Company's Form 8-K on August, 9, 2004).

17.2 Appointment of Chirag Patel and Dipan Patel as Directors (Incorporated by reference filed with the Company's Form 8-K on September 7, 2005).

17.3 Resignation of Hugh Renfro and Robert MacFarlane as Directors (Incorporated by reference with the Company's Form 8-K filed on October 3, 2005).

17.4 Resignation of Todd M. Pitcher as Interim Chief Financial Officer and Principal Accounting Officer and appointment of Jean Perrotti as Chief Financial Officer and Principal Accounting officer on November 11, 2005 (Incorporated by reference with the Company's Form 8-K filed on November 14, 2005).

23.1 Consent of Independent Public Accountant, dated February 14, 2006.

* Previously filed

31.1 Rule 13a-15(e)/15d-15(e) Certification
32.1 Section 1350 Certification

99.1 Private Placement of Securities, dated April 6, 2004 (Incorporated by reference filed with the Company's Form 8-K on May 7, 2004.

99.2 Results of Operations for Quarter ended July 31, 2004 (Incorporated by reference filed with the Company's Form 8-K on September 13, 2004).

99.3 Revision of Fiscal 2004 Guidance as of October 14, 2004 (Incorporated by reference filed with the Company's Form 8-K on October 14, 2004).


                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)   Audit Fees

      The aggregate fees billed for professional services rendered by Bedinger & Company for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 were $119,390. Additionally, Bedinger & Company has charged $7,200 for tax preparation services for fiscal year 2005.

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


Date:  February 10, 2006                             Superclick, Inc.

                                                     By:  /s/ Sandro Natale
                                                     ---------------------------
                                                     Sandro Natale
                                                     Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE TITLE DATE



/s/  Sandro Natale         Chief Executive Officer
-----------------------    February 10, 2006
Sandro Natale

/s/ Todd M. Pitcher        Interim Chief Financial Officer and
-----------------------    Principle Accounting Officer
Todd M. Pitcher            February 10, 2006


BOARD OF DIRECTORS


/s/ Todd M. Pitcher        Chairman             February 10, 2006
-----------------------
Todd M. Pitcher

/s/ Sandro Natale          Director             February 10, 2006
-----------------------
Sandro Natale

/s/Jacobo Melcer           Director             February 10, 2006
-----------------------
Jacobo Melcer

/s/ Paul Gulyas            Director             February 10, 2006
-----------------------
Paul Gulyas

/s/ Chirag Patel           Director             February 10, 2006
-----------------------
Chirag Patel

/s/ George Vesnaver        Director             February 10, 2006
-----------------------
George Vesnaver

/s/ Dipan Patel            Director             February 10, 2006
----------------------
Dipan Patel

                                SUPERCLICK, INC.

              REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED OCTOBER 31, 2005 AND 2004

                                    CONTENTS
                                    --------

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm..................  F-1-2

FINANCIAL STATEMENTS

            Consolidated Balance Sheet ..................................    F-3

            Consolidated Statements of Operations
            and Accumulated Deficit......................................    F-4

            Consolidated Statement of Stockholders' Equity ..............    F-5

            Consolidated Statements of Comprehensive Income (Loss) ......    F-6

            Consolidated Statements of Cash Flows .......................    F-7

            Supplemental Schedule of Business Acquired...................    F-8

            Notes to the Financial Statements ........................... F-9-43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Superclick, Inc.

We have audited the accompanying consolidated balance sheet of Superclick, Inc. (the "Company"), as of October 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss), and cash flows for the years ended October 31, 2005 and October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superclick, Inc. as of October 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income
(loss), and cash flows for the years ended October 31, 2005 and October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Board of Directors
Superclick, Inc.
Page Two


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/ Bedinger & Company
                                                    Certified Public Accountants
                                                    Concord, California
                                                    December 15, 2005

SUPERCLICK, INC.
Consolidated Balance Sheet
October 31, 2005
================================================================================

                                                                       October 31,
                              ASSETS                                      2005
                                                                       -----------
CURRENT ASSETS
      Cash                                                             $   497,438
      Accounts receivable, net (Note A)                                    813,196
      R&D Tax credits receivable                                           120,104
      Sales Tax refund receivable                                           55,210
      Inventory (Note B)                                                   111,232
      Deferred financing costs (Note C)                                    161,250
      Prepaid expenses                                                      37,956
                                                                       -----------
          TOTAL CURRENT ASSETS                                           1,796,386
Fixed assets (Note D)
      Cost                                                                 431,405
      Accumulated Depreciation                                            (119,190)
                                                                       -----------
      Net                                                                  312,215

Deferred Tax Benefit (Note E)                                               34,411
Other Assets                                                                 2,123
                                                                       -----------
          TOTAL ASSETS                                                 $ 2,145,135
=====================================================================  ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable (Note F)                                        $   824,623
      Accrued payroll                                                       53,317
      Accrued other                                                         24,113
      Deferred revenue (Note G)                                            137,792
      Loans current portion (Note H)                                         9,465
      Notes payable to former shareholders of Hotel Net, LLC (Note I)      350,000
      Convertible debentures, net (Note J)                               1,298,130
      Debenture warrants (Note J)                                          193,199
                                                                       -----------
          TOTAL CURRENT LIABILITIES                                      2,890,639

      Loans noncurrent portion                                              36,473
                                                                       -----------
          TOTAL LIABILITIES                                              2,927,112
COMMITMENTS AND CONTINGENCIES (Note Q)

STOCKHOLDERS' EQUITY (NOTE L)
      Preferred stock, par value $.0001; 20,000,000
      shares authorized; 0 issued and outstanding                             --

      Common stock, par value $.0006, 121,000,000 shares authorized;
      issued and outstanding 28,479,570 at October 31, 2005                 17,035
      Additional paid-in capital                                         4,646,360
      Accumulated deficit                                               (5,496,510)
      Accumulated other comprehensive gain (loss)
          (Cumulative translation adjustment)                               66,278
      Treasury Stock                                                       (15,140)
                                                                       -----------
          TOTAL STOCKHOLDERS' EQUITY                                      (781,977)
                                                                       -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 2,145,135
=====================================================================  ===========

SUPERCLICK, INC.
Consolidated Statements of Operations
For the Years Ended October 31, 2005 and 2004
================================================================================


                                                        Year Ended October 31,
                                                        2005            2004
                                                    ------------   ------------
REVENUE
     Net Sales                                      $  2,408,072   $  2,331,811
     Services                                            797,624        220,928
                                                    ------------   ------------
        Net revenue                                    3,205,696      2,552,739
     Cost of goods sold                                2,395,515      1,842,731
                                                    ------------   ------------
     Gross profit                                        810,181        710,008

COSTS AND EXPENSES
     Bank charges                                         14,862          4,959
     Communication                                       100,349         25,652
     Consulting fees                                        --           60,527
     Meals and entertainment                              36,057         15,762
     Depreciation and amortization                        52,841         17,045
     Marketing and promotion                              75,213         25,984
     Office                                              219,083        195,245
     Professional fees                                   444,117        225,931
     Investor relations                                  120,513        116,531
     Salaries and wages                                1,042,755        584,400
     Employee benefits                                    37,862         16,947
     Travel                                              243,506         94,082
     Tax and licenses                                      7,903         18,236
     Research and development                            151,822        136,610
     Directors compensation                               77,225        197,154
     Bad debt expense                                     99,295         32,000
     Other                                                  --            3,355
     Foreign currency (gain)/loss                         45,392           --
                                                    ------------   ------------
     Total costs and expenses                          2,768,795      1,770,420

(Loss) from operations                                (1,958,614)    (1,060,412)

     Interest expense                                    (48,513)         2,112
     Amortization of beneficial conversion feature
     of convertible debentures                           (97,632)          --
     Amortization of deferred financing costs            (53,750)          --
     Derivative gain (loss)                              465,774           --
                                                    ------------   ------------
NET LOSS BEFORE TAXES AND EXTRAORDINARY ITEM          (1,692,735)    (1,062,524)
Provision (benefit) for income taxes                        --          (83,129)
                                                    ------------   ------------
Net LOSS BEFORE EXTRAORDINARY ITEM                  $ (1,692,735)  $   (979,395)
Extraordinary loss-write-off of goodwill
from acqusition                                        2,447,500           --
                                                    ------------   ------------
NET LOSS                                            $ (4,140,235)  $   (979,395)
                                                    ============   ============

     Net (loss) per common share Basic and diluted
     from continuing operations                     $     (0.064)  $     (0.045)
     Net (loss) per common share basic and diluted
     after extraordinary items                      $     (0.157)  $     (0.045)
     Weighted average common shares outstanding
     basic and diluted                                26,430,822     21,702,313

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Years Ended October 31, 2005 and 2004
================================================================================

                                                          Preferred Stock                  Common Stock
                                                    -------------------------- -------------------------------------------
                                                      Number of                   Number of
                                                        Shares       Amount        Shares        Amount      Subscribed
                                                    -------------- ----------- --------------- ------------ --------------
BALANCES October 31, 2003                                       -           -      19,542,467       11,725

Shares issued during the period
     Shares issued for cash
         (range $0.18-$0.45 per share)                                              4,033,329        2,420
     Shares issued for services                                                       621,206          373
     Stock options granted                                                                               -
     Stock subscribed                                                                                             232,000
Foreign Currency Transalation Adjustment
Net loss
                                                    -------------- ----------- --------------- ------------ --------------
BALANCES October 31, 2004                                       -           -      24,197,002     $ 14,518       $232,000

Shares issued during the period:
     Shares issued for cash
         (range $0.18-$0.60 per share)                                              1,266,665          760
     Shares issued for services                                                       102,067           61
     Shares issued for acqusition
        of Hotel Net, LLC                                                           2,750,000        1,650
     Stock options exercised                                                           51,961           31
     Treasury stock received for
        cashless option exercises                                                     111,875
     Treasury stock issued for services                                                25,000           15
     Reduction of treasury stock
        issued for services                                                           (25,000)
     Stock options granted
     Subscribed stock issued                                                                                     (232,000)
     Repayment of Hotel Net
        shareholder investment
     Beneficial conversion feature of
        convertible debentures
Foreign Currency Translation Adjustment
Net (loss) profit
                                                    -------------- ----------- --------------- ------------ --------------
BALANCES October 31, 2005                                       -           -      28,479,570      $17,035            $ -
                                                    ============== =========== =============== ============ ==============


                                                                  Deficit
                                                                Accumulated          Accumulated
                                                Additional      during the              Other                           Total
                                                 Paid-in       Developmental        Comprehensive       Treasury     Stockholders'
                                                 Capital           Stage            Income (loss)        Stock          Equity
                                              --------------- ----------------     -----------------  ------------- ----------------
BALANCES October 31, 2003                            339,595         (376,880)               (7,476)             -          (33,036)

Shares issued during the period
     Shares issued for cash
         (range $0.18-$0.45 per share)             1,201,070                                                              1,203,490
     Shares issued for services                      314,781                                                                315,154
     Stock options granted                           134,822                                                                134,822
     Stock subscribed                                                                                                       232,000
Foreign Currency Transalation Adjustment                                                     25,120                          25,120
Net loss                                                             (979,395)                                             (979,395)
                                              --------------- ----------------     -----------------  ------------- ----------------
BALANCES October 31, 2004                         $1,990,268     $ (1,356,275)             $ 17,644            $ -        $ 898,155

Shares issued during the period:
     Shares issued for cash
         (range $0.18-$0.60 per share)               372,240                                                                373,000
     Shares issued for services                       77,164                                                                 77,225
     Shares issued for acqusition                                                                                                 -
        of Hotel Net, LLC                          1,645,850                                                              1,647,500
     Stock options exercised                          25,949                                                                 25,980
     Treasury stock received for                                                                                                  -
        cashless option exercises                                                                          (25,981)         (25,981)
     Treasury stock issued for services                8,394                                                10,841           19,250
     Reduction of treasury stock                                                                                                  -
        issued for services                                                                                                       -
     Stock options granted                           263,566                                                                263,566
     Subscribed stock issued                                                                                               (232,000)
     Repayment of Hotel Net                                                                                                       -
        shareholder investment                      (127,600)                                                              (127,600)
     Beneficial conversion feature of
        convertible debentures                       390,529                                                                390,529
Foreign Currency Translation Adjustment                                                      48,634                          48,634
Net (loss) profit                                                  (4,140,235)                                           (4,140,235)
                                              --------------- ----------------     -----------------  ------------- ----------------
BALANCES October 31, 2005                        $ 4,646,360     $ (5,496,510)             $ 66,278      $ (15,140)      $ (781,977)
                                              =============== ================     =================  ============= ================

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended October 31, 2005 and 2004
================================================================================


                                               Year Ended    Year Ended
                                               October 31,   October 31,
                                               -----------   -----------
                                                   2005          2004
                                               -----------   -----------

Net Earnings (Loss)                            $(4,140,235)  $  (979,395)

Other Comprehensive Income (Loss)
      Derative gain/(loss)                         465,774          --
      Foreign Currency Translation Adjustment       48,634        25,120
                                               -----------   -----------

Net Comprehensive (Loss)                       $(3,625,827)  $  (954,275)
                                               ===========   ===========

SUPERCLICK, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2005 and 2004
================================================================================


                                                                Year Ended October 31,
                                                              -------------------------
                                                                 2005           2004
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Earnings (loss)                                     $(4,140,235)  $  (979,395)
      Adjustments to reconcile net loss
       to net cash used by operating activities:
          Depreciation                                             52,841        17,045
          Compensation expense on intrinsic
             value of options issued                              263,566       134,822
          Stock issued for services                                96,475       315,154
          Impairment of goodwill                                2,447,500
          Amortization of beneficial conversion feature            97,632
          Derivative gain on warrants issued with debentures     (465,774)
          Deferred tax benefit                                    (35,432)
          and equipment                                             4,383
CHANGES IN CURRENT ASSETS AND CURRENT
      LIABILITIES: (Net of effect of acquisition)
      (Increase) decrease in current liabilities:
          Accounts receivable                                     430,405    (1,023,546)
          Other receivables                                      (188,532)        1,401
          Prepaid expenses                                        (13,562)      (15,117)
          Inventory                                               295,163      (350,974)
      Increase (decrease) in current liabilities:
          Accounts payable and accrued expenses                  (390,266)      616,385
          Accrued Payroll                                          43,399       (43,414)
          Accrued other                                            18,692        (4,752)
          Deferred revenue                                       (385,919)      515,194
                                                              -----------   -----------
          NET CASH USED FOR OPERATING ACTIVITIES               (1,838,615)     (848,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of furniture and equipment                 (180,361)     (133,288)
                                                              -----------   -----------
          NET CASH USED FOR INVESTING ACTIVITIES                 (180,361)     (133,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                    141,000     1,435,490
          Capital investment repayment                           (127,600)
          Payment of related party notes payable                 (299,810)
          Proceeds from convertible debenture                   2,250,000
          Proceeds from loans                                      46,669
          Repayment of capital loans                                 (722)
          Related party loan                                      (22,920)
                                                              -----------   -----------
          NET CASH PROVIDED  BY FINANCING ACTIVITIES            2,009,537     1,412,570

      EFFECT OF EXCHANGE RATE CHANGES ON CASH                      31,398        25,120
NET INCREASE IN CASH                                               21,959       456,156
CASH, beginning of period                                         475,479        19,323
                                                              -----------   -----------
CASH, end of period                                           $   497,438   $   475,479
                                                              ===========   ===========

      Taxes paid                                              $     4,250   $       800
      Interest paid                                           $      --     $     2,112
Other non-cash investing and financing activities:
      Shares issued for services                              $    96,475   $   315,154
      Shares issued for acquisition                           $ 1,647,500   $      --

SUPERCLICK USA
(FORMERLY HOTEL NET LLC)
Supplemental Schedule of Business Acquired
================================================================================


The Company acquired 100% of the Member interests of Hotel Net, LLC (Subsidiary) as further described in Note O. The fair value of the assets and liabilities of Hotel Net, LLC were as follows at August 31, 2005:


CURRENT ASSETS
     Cash                                                           $   448,412
     Accounts receivable                                                180,539
     Inventory                                                           27,130
                                                                    -----------
        TOTAL CURRENT ASSETS                                            656,081

     Furniture & Equipment, net                                          26,023
     Deposit                                                              2,123
                                                                    -----------
        TOTAL ASSETS                                                $   684,227
                                                                    ===========

CURRENT LIABILITIES
     Accounts Payable & Accrued Expenses                                408,439
     Due to Related Parties                                             215,535
     Notes Payable                                                       84,275
     Due to Superclick                                                  450,000
                                                                    -----------
        TOTAL LIABILITIES                                             1,158,249

EQUITY
     Members Capital                                                    127,600
     Retained Earnigs (deficit)                                        (601,622)
                                                                    -----------
        TOTAL EQUITY                                                   (474,022)
                                                                    -----------
     TOTAL LIABILITIES AND EQUITY                                   $   684,227
                                                                    ===========

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ORGANIZATION (CONTINUED)



The consolidated financial statements include the operations of Superclick, Inc. from October 8, 2003 through October 31, 2005.

Pursuant to its reverse merger with Superclick Networks Inc., Superclick, Inc. changed its year-end to October 31 to coincide with the year-end of Superclick Networks, Inc. The Company emerged from the development stage during 2005 as its principal operations had commenced and its national rollout had been completed. Accordingly, the Company revised the presentation of its Consolidated Statements of Operations to reflect that of a commercial enterprise.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Superclick Networks, Inc. and its subsidiaries, which are 100% consolidated in the financial statements. All material inter-company accounts and transactions have been eliminated. The Company emerged from the development stage during the year ended October 31, 2005. Accordingly, the Company revised presentation of its consolidated financial statements to reflect that of a commercial enterprise.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve. During the year ended October 31, 2005, the allowance for doubtful accounts increased $99,295 to $131,295 at October 31, 2005 from $32,000 at October 31, 2004.

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION POLICY (CONTINUED)

SHIPPING AND HANDLING COSTS

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

ADVERTISING

The Company expenses all advertising as incurred. For the year ended October 31, 2005 and 2004, the Parent incurred approximately $45,531 and $7,100, respectively in advertising expense.

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================

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

INTANGIBLE ASSETS

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                                        October 31, 2005
                                         ---------------------------------------
                                           Gross                         Net
                                         Intangible   Accumulated     Intangible
                                           Assets     Ammortization    Assets
                                         ---------------------------------------
                       Other intangibles    500           500            0
                       ---------------------------------------------------------

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

In December 2004, the FASB issued a revision to SFAS 123 (revised 2004), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statements eliminate the alternative method of accounting for employee share- based payments previously available under APB
25. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the final quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, (See Note L). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the first quarter of fiscal year 2006 and thereafter.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================

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

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has no transactions that would be subject to SFAS 154.

CONCENTRATIONS OF CREDIT RISK

The Company performs ongoing credit evaluations of its customers. For the year ended October 31, 2005, three customers individually accounted for 37%, 22% and 12% of accounts receivable. For the year ended October 31, 2004, two customers individually accounted for 51% and 17% of accounts receivable. In the year ended October 31, 2005, the Company's two largest customers accounted for 48% and 7% of sales. In the year ended October 31, 2004, the Company's two largest customers accounted for 51% and 20% of sales.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK (CONTINUED)

For the years ended October 31, 2005 and 2004, approximately 42% and 45%, respectively, of the Company's net sales were made to customers outside the United States.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalent accounts in financial institutions. Total cash held by the Company at October 31, 2005 exceeded the insurance provided from the Federal Deposit Insurance Corporation (FDIC) by $330,346. It is the opinion of management that the solvency of the financial institutions is not of particular concern at this time.

The Company has been dependent on third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment. For the years ended October 31, 2005 and 2004, the Company's five largest suppliers accounted for 36% and 73% of product and service purchases, respectively. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at October 31, 2005, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

Expenses related to present and future products are expensed as incurred.

NOTE B - INVENTORIES

Inventories are comprised of computer equipment and are stated at the lower of cost or market, as determined using the first in, first out method.

NOTE C - DEFERRED FINANCING COSTS

As of October 31, 2005, the deferred financing costs balance consisted of $161,250 of unamortized convertible debenture issuance costs (See Note J for further detail).

NOTE D - PROPERTY AND EQUIPMENT

During the year ended October 31, 2005 and 2004, the Company incurred depreciation expense of $52,841 and $17,045, respectively. Property and equipment at October 31, 2005 consisted of the following:


Furniture & fixtures      $ 119,665
Computer hardware           177,306
Leasehold improvements       29,455
Fabrication mold and dye     19,278
Computer software            85,701
                          ---------
                            431,405
Accumulated depreciation   (119,190)
                          ---------
Fixed assets, net         $ 312,215
                          =========


NOTE E - NET OPERATING LOSS CARRY FORWARD

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================

NOTE E - NET OPERATING LOSS CARRY FORWARD (CONTINUED)

income and tax planning strategies in making this assessment. At October 31, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by approximately $359,000 and $1,261,000 for the year ended October 31, 2004 and 2005, respectively, assuming a tax rate of 40%.


                United States Corporation Income Taxes
--------------------------------------------------------------------------------
                 YEAR OF LOSS                  AMOUNT           EXPIRATION DATE
-------------------------------------        ----------        -----------------

October 31, 2005                             $4,184,331        October 31, 2025
October 31, 2004                                898,697        October 31, 2024
October 31, 2003                                 53,638        October 31, 2023
December 31, 2002                                80,395        December 31, 2022
December 31, 2001                                91,564        December 31, 2021
December 31, 2000                                88,027        December 31, 2020
December 31, 1999                                18,936        December 31, 2019
                                             ----------
                                             $5,415,588
                                             ==========


The expiration dates for U.S. net operating losses (NOL) may be extendable under
Section 381 of the U.S. Internal Revenue Code.

                      Canadian Income Taxes (Stated in CAD)
--------------------------------------------------------------------------------
                    Year of Loss                  Amount        Expiration Date
--------------------------------------------    ----------      ----------------

October 31, 2005                                $  678,878      October 31, 2012
October 31, 2004                                   151,332      October 31, 2011
October 31, 2003                                     5,322      October 31, 2010
October 31, 2002                                   350,910      October 31, 2009
October 31, 2001                                    24,879      October 31, 2008
                                                  --------
                                                $1,211,321
                                                ==========


At October 31, 2005 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


NOTE - E NET OPERATING LOSS CARRY FORWARD (CONTINUED)

For the year ended October 31, 2004 the Company recognized $47,697 as receivable for research and development and accrued $35,432 as a deferred tax benefit created by research and development activities that occurred during the fiscal year then ended. No valuation allowance was recorded in connection with the deferred tax benefit, generated during the year ended October 31, 2004, as it was the opinion of management that they would have the ability to utilize it in the future.

The Company performs research and development on an on-going basis, which is available for refund or future tax credits in Canada. Due to the recurring losses of the Company during the year ended October 31, 2005, management recognized an allowance for the full amount it anticipated to generate in connection with research and development deferred tax benefit generated for the year then ended. It has recognized a receivable of $70,766 CDN for the research and development activities in 2005.

NOTE F - ACCOUNTS PAYABLE

Accounts payable at October 31, 2005 consisted of $48,515 in interest, $144,000 in professional fees and $632,108 in trade payables. There were no consulting fees payable, or taxes payable.

NOTE G - DEFERRED REVENUE

Deferred revenue is recorded in a manner consistent with the Company's revenue recognition policy. The Company generally enters into one-year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance. The Company defers such payment and recognizes revenue ratably over the contract period. As of October 31, 2005, the Company's deferred revenue balance was $137,792. For the year ended October 31, 2005, the Company recognized $631,624 in upgrade and maintenance revenue.

NOTE H - LOANS PAYABLE

In September 2005, the Company entered into a Commercial Purchase Plan Agreement with DELL Financial Services of Canada for the purchase of computer hardware. The balance at October 31, 2005 is $ 45,670. Future maturities are as follows:

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


                 Year Ended
                 October 31,        Amount
                 -----------      ---------
                    2006             $9,410
                    2007             10,815
                    2008             12,429
                    2009             13,016
                                  ---------
              Total                 $45,670
                                  =========


NOTE I - NOTES PAYABLE TO FORMER SHAREHOLDERS OF HOTEL NET, LLC

As filed on July 20, 2005 with the Securities and Exchange Commission on Form 8-K, on July 18, the Company entered into a binding letter of intent providing for the acquisition of Hotel Net, LLC. As filed on September 6, 2005, the Company closed its definitive agreement to purchase 100% of the membership interest of Hotel Net LLC. Pursuant to the terms of the definitive agreement, the Company issued face amount $350,000 of notes payable to the former shareholders with a maturity date of January 1, 2006 and paid Hotel Net's shareholders $450,000 in cash upon the execution of the definitive agreement and 2,750,000 shares of its restricted common stock.. In addition, and pursuant to the terms of the definitive agreement certain founding members of Hotel Net will enter into an "earn-out" with the Company wherein if it meets certain sales objectives within the first year from the closing date of the acquisition, it will receive up to 2,000,000 additional shares of restricted common stock and $200,000 in cash.

NOTE J - CONVERTIBLE DEBENTURE

On August 1, 2005, the Company completed a private placement of convertible debentures generating gross proceeds of $1.75 million and the issuance of warrants to purchase 735,370 shares of the Company's common stock. On August 18, 2005, the Company completed a private placement of convertible debentures generating gross proceeds of $0.5 million and the issuance of warrants to purchase 230,627 shares of the Company's common stock. In total, the Company received $2.035 of net proceeds and issued 965,997 warrants. Third party fees totaled $215,000, which was paid in cash.

The terms of the warrants and debentures are substantially the same. The exercise price of the warrants is calculated the same as for the conversion price of the convertible debentures described below. The warrants and debentures are immediately exercisable. The debentures bear interest of 9%, payable quarterly at the option of the Company in cash or stock. The interest Rate adjusts to 12% at maturity, or twelve months from the closing date.

Prior to maturity, the debentures and warrants are convertible into the Company's common stock at a conversion price equal to 70% of the average closing bid price of the Company's common stock for the 45 trading days preceding a conversion date. If the closing bid price for the stock is less than $0.50 on

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


NOTE J - CONVERTIBLE DEBENTURE (CONTINUED)

a day on which the Investor converts, then during that calendar month the Investor will only be permitted to convert principal and interest in an aggregate amount of up to $175,000. This $175,000 limitation would not apply in the event that the closing bid price on such conversion date is at least 150% of the average closing bid price for the ten trading days immediately prior to such conversion. Notwithstanding the foregoing, the Conversion Price during the pre-maturity period shall not be less than $.30 per share. After maturity, the debentures and warrants are convertible into the Company's common stock at a conversion price equal to 80% of the average closing bid price of the Company's common stock for the 45 trading days preceding a conversion date.

Cash settlement of the unexercised portion of the debenture is required. If a cash settlement of the outstanding debt is not made in accordance with the debenture agreement on the maturity date, then a ten (10%) percent penalty of the outstanding debt balance will be added to the debt balance.

The debentures provide that the holders of may only convert the debenture if the number of shares held by the lender or its affiliates after conversion would not exceed 4.99% of the outstanding shares of the Company's common stock following such conversion.

In connection with the transaction, we entered into a registration rights agreement. Pursuant to the terms of the Registration Rights Agreement, within thirty calendar days following the initial closing date, or September 1, 2005, the Company was required to file with the Securities and Exchange Commission a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock the convertible debenture would be converted into which is at least equal to two hundred percent (200%) of the number of shares into which the Debentures and all interest thereon through the second anniversary of the initial closing date would be convertible based on an assumed Conversion Price of $0.30 per share and the common stock underlying the warrants.

The Registration Rights Agreement further provides that if a registration statement is not filed, or does not become effective, within 100 days from the initial closing date, then in addition to any other rights the holders may have, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to an aggregate five percent (5%) of the purchase price of the debentures (2% for days 1-30, plus 2% for days 31-60, plus 1% for days 61-75). We filed an SB-2 with the SEC on September 15, 2005 effectively registering 19,215,997 shares of common stock of which 18,150,000 relates to the conversion of principle and interest of the convertible debenture and 965,997 relates to the exercise of warrants issued in connection with the convertible debenture. The SEC declared the registration of shares underlying the debentures effective within the allowed time on December 12, 2005.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


NOTE J - CONVERTIBLE DEBENTURE (CONTINUED)

The issuance costs related to the convertible debentures of approximately $215,000 in cash was capitalized and is being amortized over the life of the debt.

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability since the warrants contain registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration, and the cashless exercise feature of the warrants and variable exercise price which support the notion of net-cash settlement and treatment of the warrants as a liability. The initial value of the warrants was treated as a discount to the debenture and recorded as a liability. The Company calculated the initial value of the warrants on the closing date of the transactions as being $658,973 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $.5949, volatility 175%, risk free rate 4.32%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants have a value of $193,199 at October 31, 2005 and the company recognized a derivative gain of $465,774 from the initial value date to October 31, 2005.

The Company determined that the $1.75 million debenture was issued with a beneficial conversion feature ("BCF") due to the conversion price ($.5949) being less than the closing stock price ($.79) on the date of issuance, and the conversion feature being in-the-money. Conversely, on the issuance date of the $0.5 million debenture the conversion feature was not in-the-money and no BCF was recognized. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants described above, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital at its fair value of $390,529 on the date of issuance as determined using the intrinsic value method. The discount will be amortized to interest expense over the life of the debenture. The company has recognized $65,088 in non-cash interest expense attributable to the amortization of this discount through October 31, 2005.

NOTE K - GOING CONCERN AND MANAGEMENT'S PLANS

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


NOTE L - PREFERRED AND COMMON STOCK

PRIVATE PLACEMENT AND WARRANT ACTIVITY

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

During the quarter ended April 30, 2004 and pursuant to the September 2003 private placement 966,665 of series "B" Warrants were exercised at $.24 per share, resulting in $232,000 net proceeds to the Company and the issuance of 966,665 restricted common shares. The shares were issued subsequent to year-end and were classified as stock subscribed in Stockholder's Equity at October 31, 2004 and issued subsequent to that year-end. At October 31, 2005 966,665 "B" Warrants were unexercised (See note M).

As of October 31, 2004 and commensurate with the April 6, 2004 private placement filed under Form SB-2 with the SEC on June 8, 2004, the Company issued 1,999,999 shares of common stock in exchange for gross proceeds of $900,000. Each share issued in accordance with the private placement is entitled to one "A" Warrant with an exercise price of $0.60 per share.

During the year ended October 31, 2005, 100,000 "A" Warrants were exercised resulting in gross proceeds of $60,000. 2,099,999 "A" Warrants were unexercised as of October 31, 2005 (See Note M).

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


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

In August of 2005, we issued $2,250,000 of convertible debentures with 965,997 warrants attached (See Note J).

STOCK ISSUED FOR SERVICES

During the year ended October 31, 2004, the Company issued 621,206 shares of Common Stock in exchange for services with a total value of $315,154.

On July 28, 2005, the Company issued 25,000 shares of Common Stock for services from Treasury Stock at fair market value of $0.77 per share, or $19,250.

During the year ended October 31, 2005 the Company issued 62,856 shares to the members of the Board of Directors for services rendered. Total value of the issuances is $77,225. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

STOCK OPTIONS

During the year ended October 31, 2005, three employees exercised their vested options by utilizing the option's cashless feature whereby the exercise price of the common stock received is paid for with a portion of the shares exercised and which shares are returned to the company as Treasury Stock in lieu of cash. In total, 111,875 options were exercised with 51,961 shares of common stock issued to the optionees and 58,664 shares of common stock issued in the name of Superclick with $25,981 recorded to Treasury Stock.

On March 3, 2005 the Board of Directors increased the employee stock option pool established by the employee stock option plan to 3,500,000 from 2,000,000 (See Note N).

ACQUISITION OF HOTEL NET, LLC

On July 21, 2005, the Company issued 1,500,000 shares of Common Stock to the shareholders of Hotel Net, LLC pursuant to the July 18, 2005 Letter of Intent. The shares were valued at fair market value of $0.64, or $960,000 (See Note P). Also, in connection with the purchase of Hotel Net LLC, on September 14, 2005, the Company issued 1,250,000 shares of common stock to the shareholders of Hotel Net, LLC.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


The shares were valued at fair market value of $0.55, or $687,500 (See
Note P).

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


NOTE M - WARRANTS

At October 31, 2005 the Company had 966,665 "B" Warrants, 2,099,999 "A" Warrants and 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

                                        Exercise
   Warrant           Number of          Price Per          Expiration
    Class             Warrants           Warrant              Date
--------------     ---------------     ------------     ------------------
      B                   386,666           $ 0.24                 9/9/06
      B                   193,333           $ 0.24                9/29/06
      B                   193,333           $ 0.24               10/15/06
      B                   193,333           $ 0.24               10/22/06
                   ---------------
  Subtotal                966,665

      A                    55,555           $ 0.60                4/14/07
      A                   100,000           $ 0.60                4/19/07
      A                   444,444           $ 0.60                4/19/07
      A                   100,000           $ 0.60                4/23/07
      A                   200,000           $ 0.60                4/29/07
      A                   100,000           $ 0.60                4/29/07
      A                   100,000           $ 0.60                 5/7/07
      A                   200,000           $ 0.60                5/10/07
      A                   100,000           $ 0.60                5/12/07
      A                   100,000           $ 0.60                5/17/07
      A                   100,000           $ 0.60                5/24/07
      A                    11,000           $ 0.60                5/24/07
      A                   100,000           $ 0.60                 6/2/07
      A                   100,000           $ 0.60                6/16/07
      A                    89,000           $ 0.60                6/17/07
      A                   200,000           $ 0.60                3/30/08
                   ---------------
Subtotal                2,099,999

Debenture                 735,370      >or=to $0.30            07/31/2010
Debenture                 230,627      >or=to $0.30            08/17/2010
                   ---------------
Subtotal                  965,997
                   ---------------
Total                   4,032,661
                   ===============

During the year ended October 31, 2005, 100,000 "A" Warrants were exercised resulting in $60,000 to the Company and the issuance of 100,000 shares of Common Stock.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


NOTE N - STOCK INCENTIVE PLANS

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

On March 4, 2004, the Company awarded its then CEO a non-qualified stock option to purchase 884,784 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of March 3, 2010. The options vest and become exercisable at a rate of 38,866 per month over a twenty-four month period. On April 28, 2005, the Company and John Glazik mutually agreed to terminate Mr. Glazik's position as President and Chief Executive Officer and to close its executive offices in Dallas, Texas due to the Company's decision to relocate its administrative center to its operations in Montreal. Pursuant to Mr. Glazik's stock option grant, at the time of departure from the Company, 589,856 shares had vested. The remaining 294,928 shares available to Mr. Glazik according to the terms of the stock option grant were canceled.

On June 1, 2004, the Company awarded employees non-qualified stock options to purchase 720,000 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of June 1, 2010. The options vest and become exercisable at a rate of 90,000 per quarter over a twenty-four month period.

On September 1, 2004, the Company awarded its then CFO a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.65 per share with an expiration date of September 1, 2010. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period. On April 28, 2005, Superclick, Inc. and Claude Smith mutually agreed to terminate Mr. Smith's position as Chief Financial Officer and to close its executive offices in Dallas, Texas due to the Company's decision to relocate its administrative center to its operations in Montreal. Pursuant to Mr. Smith's stock option grant, at the time of departure from the Company, 137,500 shares had vested. The remaining 162,500 shares available to Mr. Smith according to the terms of the stock option grant were canceled.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================

NOTE N - STOCK INCENTIVE PLANS (CONTINUED)

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


NOTE N - STOCK INCENTIVE PLANS (CONTINUED)

The following table summarizes the Company's stock option activity for the year ended October 31, 2005:


                                                2005
                                    -----------------------------
                                                 Weighted Average
                                      Shares      Exercise Price
                                    ----------   ----------------
Outstanding at beginning of period   1,904,784   $           0.52
Granted                                125,000               0.60
Forfeited                             (457,428)              0.54
Exercised                             (111,875)              0.50
                                    ----------   ----------------
Outstanding at end of year           1,460,481   $           0.52
                                    ==========   ================

Options exerciseable at year end     1,147,564
                                    ==========

The following table summarizes information about the Company's stock options outstanding at October 31, 2005:

                                 Options Outstanding                                    Options Exercisable
                ----------------------------------------------------------     --------------------------------------
                     Number             Weighted             Weighted                                  Weighted
  Range of        Outstanding            Average             Average                                    Average
  Exercise       At October 31,       Contractural           Exercise               Number             Exercise
   Prices             2005            Life (years)            Price              Outstanding             Price
--------------  -----------------   ------------------   -----------------     -----------------   ------------------
       $ 0.50            589,856                    -              $ 0.50               589,856               $ 0.50
         0.50            608,125                 0.58                0.50               368,125                 0.50
         0.65            137,500                    -                0.65               137,500                 0.65
         0.60            125,000                 1.10                0.60                52,083                 0.60

                -----------------   ------------------   -----------------     -----------------   ------------------
Total                  1,460,481                 0.92              $ 0.52             1,147,564               $ 0.52
                =================   ==================   =================     =================   ==================


The Company accounts for stock options utilizing the intrinsic value method for fixed awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Previously, the Company valued its options according to the variable method due to the "cashless exercise" option contained in its option grants. However, effective June 1, 2005, the Company's Board of Directors resolved to eliminate the "cashless exercise" provision thereby allowing the company to account for its outstanding options according to the fixed method. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the end of each reporting period over the amount an employee must pay to acquire the stock, amortized over the vesting period. During the three and twelve months ended October 31, 2005, the Company recognized compensation expense of $35,094 and $263,566, respectively. To date the Company has recognized compensation expense in the amount of $398,388.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================

NOTE N - STOCK INCENTIVE PLANS (CONTINUED)

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the year ended October 31, 2005 would have been:

                                     Year Ended        Year Ended
                                 October 31, 2005   October 31, 2004
                                 ----------------   ----------------

Net loss as reported             ($     4,141,235)  ($       979,395)

Pro forma                        ($     4,318,235)  ($     1,045,067)

Net loss per share, as reported  ($         0.157)  ($         0.045)

Pro forma                        ($         0.163)  $          0.048


NOTE O - RELATED PARTY TRANSACTIONS

During the year ended October 31, 2005 the Board of Directors passed a resolution to compensate its Board members for service on the Board. The compensation would be in the form of stock equivalent to $15,000 with piggy back registration rights, based on the price of the stock at close on the first day of trading in the new fiscal year. The stock is issued quarterly and is valued at fair market value on date of issuance. During the year ended October 31, 2005, the Company awarded 102,067 restricted shares of its common stock to directors totaling $77,225.

Mr. Pitcher, Chairman of the Company, provides consulting services to the Company in exchange for monthly compensation of $2,980 and related expenses. Mr. Pitcher also receives stock awards for his service on the Board in the amount of $20,000 annually. During the year ended October 31, 2005, Mr. Pitcher received $60,109 and 21,487 shares of common stock valued at $16,257, or the fair market value on the date of issuance.

During the year ended October 31, 2005 Board members George Vesnaver and Paul Gulyas each received $4,000 as a consultation fee related to the separation of the former CEO and former CFO.

During the year the Company leased office space for storage purposes for approximately $205 per month from the father of Sandro Natale, the Interim Chief Executive Officer.

During September and October of 2005, the Company paid $16,000 to Chirag Patel, former CEO of Hotel Net, LLC and current Board member of the Company, in consideration for services performed.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


NOTE O - RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended October 31, 2005 the Company paid for services to companies with affiliations to certain Board of Director members. The Company paid for public relations, investor relations and marketing services to two companies with whom the Chairman of the Board is affiliated. Total compensation to these two companies was $55,910 in cash.

During the year ended October 31, 2005, SNI recognized revenue deferred at October 31, 2004 of approximately $71,300 to a company whose IT Director also served as a member of the Board of Directors of the Company during the fiscal year ended October 31, 2004.

NOTE P - ACQUISITION OF HOTEL NET, LLC

During September 2005, the Company closed its purchase of Hotel Net, LLC (Hotel
Net) pursuant to a Membership Interest Purchase Agreement dated August 31, 2005 ("Agreement"), the form of which has been filed as Exhibit 2.1 on the Company's Form 8-K with the Securities and Exchange Commission on September 9, 2005.

Pursuant to the Agreement, Superclick issued Hotel Net's shareholders 2,750,000 shares of its restricted common stock and paid Hotel Net's shareholder's USD $450,000 in cash. Within 120 days of the Execution Date, that is, on December 30, 2005, Superclick was obligated to pay Hotel Net's shareholders an additional USD $350,000 in cash. However, this liability is currently being renegotiated due to the Company's low cash resources and Hotel Net's underperformance.

In addition, pursuant to the terms of the definitive agreement certain founding members of Hotel Net entered into an "earn-out" with the Company wherein if Hotel Net meets certain sales objectives within the first year from the closing date of the acquisition, the founding members will receive up to 2,000,000 additional shares of restricted common stock and $200,000 in cash.

The Company obtained the necessary funds to finance the acquisition through borrowings under a convertible debenture loan with Chicago Venture Partners LP and Superclick Co-Investment LLC.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


NOTE P - ACQUISITION OF HOTEL NET, LLC (CONTINUED)

The Balance Sheet of the Hotel Net, LLC on August 31, 2005 was as follows:

                                                                    August 31,
                                                                        2005
                                                                    -----------
CURRENT ASSETS
     Cash                                                           $   448,412
     Accounts receivable                                                180,539
     Inventory                                                           27,130
                                                                    -----------
        TOTAL CURRENT ASSETS                                            656,081

     Furniture & Equipment, net                                          26,023
     Deposit                                                              2,123
                                                                    -----------
        TOTAL ASSETS                                                $   684,227
                                                                    ===========

CURRENT LIABILITIES
     Accounts Payable & Accrued Expenses                                408,439
     Due to Related Parties                                             215,535
     Notes Payable                                                       84,275
     Due to Superclick                                                  450,000
                                                                    -----------
        TOTAL LIABILITIES                                             1,158,249

EQUITY
     Members Capital                                                    127,600
     Retained Earnigs (deficit)                                        (601,622)
                                                                    -----------
        TOTAL EQUITY                                                   (474,022)
                                                                    -----------
     TOTAL LIABILITIES AND EQUITY                                   $   684,227
                                                                    ===========

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


NOTE P - ACQUISITION OF HOTEL NET, LLC (CONTINUED)

The Statement of Operations of Hotel Net, LLC for the years ended August 31, 2005 and 2004 was as follows:


                                                      Year Ended August 31,
                                                        2005             2004
                                                   -----------      -----------

REVENUES
       Sales                                       $   972,930      $   420,540
       Support revenue                                 287,371           68,574
       Other                                            72,398            1,294
                                                   -----------      -----------
            Total revenue                            1,332,699          490,408

COSTS OF GOODS SOLD
       Labor and material                              856,427          401,299
       Support                                         291,878           75,997
       Other                                              --             20,000
                                                   -----------      -----------
            Total cost of goods sold                 1,148,305          497,296

GROSS PROFIT(LOSS)                                     184,394           (6,888)

       Personnel costs                                  72,467           17,774
       Contract labor                                  199,764           70,500
       Telephone                                        32,313           17,884
       Marketing & promotion                            24,284           45,559
       Occupancy                                        23,357            7,619
       Travel, meals & entertainment                    73,427           23,503
       Insurance                                        18,310            1,069
       Office expenses                                  11,850            8,797
       Legal and professional fees                      37,317           30,500
       Consultants                                      15,280             --
       Postage & delivery                               13,841            9,392
       Interest expense                                  2,588             --
       Depreciation                                      4,424             --
       Web hosting service                               3,620            2,204
       Other                                             4,457            4,441
                                                   -----------      -----------
TOTAL EXPENSES                                         537,299          239,242
                                                   -----------      -----------
       NET INCOME (LOSS)                              (352,905)        (246,130)

ACCUMULATED DEFICIT, BEGINNING                        (248,717)          (2,587)
                                                   -----------      -----------
       ACCUMULATED DEFICIT ENDING                  $  (601,622)     $  (248,717)
                                                   ===========      ===========


NOTE P - ACQUISITION OF HOTEL NET, LLC (CONTINUED)

The Statement of Members Equity Hotel Net, LLC for the years ended August 31, 2005 and 2004 was as follows:

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


                                                                        Total
                                         Member's      Retained        Member's
                                          Capital      Earnings         Equity
                                         ---------     ---------      ---------
August 31, 2003                             32,048        (2,587)        29,461
      Member contributions                  86,552                       86,552
      Net loss                                          (246,130)      (246,130)
                                         ---------     ---------      ---------
August 31, 2004                          $ 118,600     $(248,717)     $(130,117)
      Member contributions                   9,000                        9,000
      Net loss                                          (352,905)      (352,905)
                                         ---------     ---------      ---------
August 31, 2005                          $ 127,600     $(601,622)     $(474,022)
                                         =========     =========      =========


NOTE P - ACQUISITION OF HOTEL NET, LLC (CONTINUED)

The Statement of Cash Flows of Hotel Net, LLC for the years ended August 31, 2005 and 2004 was as follows:

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


                                                       Year Ended August 31,
                                                       ---------------------
                                                         2005        2004
                                                       ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                          $(352,905)  $(246,130)
     Adjustments to reconcile net loss
       to net cash used by operating activities:
          Depreciation                                     4,424          --
CHANGES IN CURRENT ASSETS AND CURRENT
     LIABILITIES:
     (Increase) decrease in current liabilities:
          Accounts receivable                             51,612     (48,992)
          Inventory                                       31,317     (58,447)
          Deposit                                             --      2,123
     Increase (decrease) in current liabilities:
          Accounts payable and accrued expenses          121,152     116,238
          Due to related parties                          65,363     150,172
          Due to Superclick                              450,000          --
                                                       ---------   ---------
     Net Cash (Used) Provided by Operating Activities    370,963     (85,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of furniture and equipment         (23,188)     (7,259)
                                                       ---------   ---------
     Net Cash (Used) Provided by Investing Activities    (23,188)     (7,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Issuance of notes payable                       84,275          --
          Increase in members capital                      9,000      96,459
                                                       ---------   ---------
     Net Cash Provided by Financing Activities            93,275      96,459

NET INCREASE (DECREASE) IN CASH                          441,050       4,164

CASH, beginning of period                                  7,362       3,198
                                                       ---------   ---------
CASH, end of period                                    $ 448,412   $   7,362
                                                       =========   =========

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================


NOTE P - ACQUISITION OF HOTEL NET, LLC (CONTINUED)

UNAUDITED PRO FORMA CONSOLIDATING FINANCIAL STATEMENTS
------------------------------------------------------

The following unaudited, summarized, consolidated, pro forma balance sheets and statements of revenue and expenses assumes the acquisition occurred as of November 1, 2003 and November 1, 2004. Proforma results are displayed for the nine month periods November 1, 2004 through July 31, 2005 (based on the interim reporting period for the parent) and November 1, 2003 through July 31, 2004 and for the twelve month period ending October 31, 2004. No pro forma information is provided for the year ending October 31, 2005 as Hotel Net is incorporated into the primary consolidated financial statements of Superclick, Inc., including operations from September 1, 2005 through October 31, 2005. The unaudited pro forma consolidating financial statements are based on available information and do not purport to represent what the results of operations actually would have been if the events described had occurred as of the dates indicated or what such results will be for any future periods.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================

NOTE P - ACQUISITION OF HOTEL NET, LLC (CONTINUED)

UNAUDITED PRO FORMA CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)


SUPERCLICK, INC.
Consolidated Pro Forma Balance Sheet (unaudited)
July 31, 2005
================================================================================


                                                  HotelNet, LLC   Superclick, Inc.                 July 31, 2005
                                                     July 31,        July 31,         Pro Forma     Pro Forma
                                                       2005            2005            Entries     Consolidated
                                                  -------------   ----------------   -----------   -------------
         Cash                                     $       6,012   $         53,729   $  (450,000)  $    (390,259)
         Accounts receivable                            307,183            536,245                       843,428
         Inventory and other current assets              39,773            219,481                       259,254
         Property and equipment, net                     28,253            143,956                       172,209
         Other non-current assets                         2,123             35,281                        37,404
         Goodwill                                                          960,000     1,535,171       2,495,171
                                                  -------------   ----------------   -----------   -------------
               Total assets:                      $     383,344   $      1,948,692   $ 1,085,171   $   3,417,207
                                                  =============   ================   ===========   =============

CURRENT LIABILITIES:
         Accounts payable and accrued liabilites  $     453,605   $        480,700   $   (22,590)  $     911,715
         Deferred revenue                                                  188,712                       188,712
         Due (from) to related entity                                                                         --
         Notes payable                                   84,275                          (84,275)             --
         Notes payable to related parties               215,535                         (215,535)             --
         Notes payable to former shareholders                                                                 --
           of HotelNet, LLC                                                              350,000         350,000
                                                  -------------   ----------------   -----------   -------------
               Total liabilities:                       753,415            669,412        27,600       1,450,427
                                                  -------------   ----------------   -----------   -------------

STOCKHOLDERS' EQUITY:

        Common stock $.0006 par value;
        121,000,000 shares authorized,
        27,096,132 shares issued and outstanding                            16,257           750          17,007

        Additional paid-in capital                                       3,635,493       686,750       4,322,243

        Treasury Stock                                                     (15,140)                      (15,140)

        Common stock subscribed                                                 --                            --

        Member's Equity                                 127,600                         (127,600)             --

        Cumulative translation adjustment gain                              66,962                        66,962

        Deficit accumulated during
        the development stage                          (497,671)        (2,424,292)      497,671      (2,424,292)
                                                  -------------   ----------------   -----------   -------------

                                                       (370,071)         1,279,280     1,057,571       1,966,780
                                                  -------------   ----------------   -----------   -------------
               Total stockholders' equity
                  and liabilities:                $     383,344   $      1,948,692   $ 1,085,171   $   3,417,207
                                                  =============   ================   ===========   =============

(1) Represents cash paid to Hotel Net upon the execution of the definitive agreement for the benefit of Hotel Net shareholder's and repayment of noteholder's and related acqusition liabilities

(2) Totals $450,000 and represents repayment of members capital accounts ($127,600), notes payable to related parties ($215,535), notes payable ($84,275) and acqusition related costs in accounts payable ($22,590).

(3) In addition to the $960,000 issued to Hotel Net in the form of common stock during the period ended July 31, 2005, the Company issued an additional 1,250,000 shares with a value of $687,500 ($750 to common stock and $686,750 to Additional Paid in Capital) in addition to $450,000 in cash, $350,000 payable to Hotel Net shareholders, $22,590 of acquisition liabilities, and elimination of the accumulated deficit prior to the acquisition.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================

NOTE P - ACQUISITION OF HOTEL NET, LLC (CONTINUED)

UNAUDITED PRO FORMA CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)


Superclick, Inc.
Consolidated Pro Forma Statement of Revenue and Expense (unaudited)
Nine Months Ended July 31, 2005
--------------------------------------------------------------------------------

                                                     HotelNet       Superclick     Consolidated
                                                   ------------    ------------    ------------
                                                    11/1/2004        11/1/2004      11/1/2004
                                                     through          through        through
                                                    7/31/2005        7/31/2005      7/31/2005
                                                   ------------    ------------    ------------
Net sales                                          $  1,076,681    $  2,555,266    $  3,631,947
Cost of goods sold                                      899,523       1,462,673       2,362,196
                                                   ------------    ------------    ------------
Gross profit                                            177,158       1,092,593       1,269,751

 Expenses
 --------
       Compensation                                      49,210       1,169,311       1,218,521
       Marketing                                         21,330          80,069         101,399
       Travel                                            69,700         162,384         232,084
       Professional fees                                215,737         299,237         514,974
       Office expense                                    27,663         174,891         202,554
       Insurance                                         14,875                          14,875
       Telephone expense                                 24,568          62,423          86,991
       Other selling, general and admin                  12,487          14,746          27,233
       Investor relations                                  --            71,864          71,864
       Director compensation                               --            51,103          51,103
       Interest                                           2,588                           2,588
       Depreciation                                       4,424          31,786          36,210
       Commissions                                                       42,796          42,796
                                                   ------------    ------------    ------------
           Total expenses                               442,582       2,160,610       2,603,192
                                                   ------------    ------------    ------------

Net (loss)                                         $   (265,424)   $ (1,068,017)   $ (1,333,441)
                                                   ============    ============    ============

Net (loss) per common share
Basic and diluted                                                  $     (0.038)   $     (0.048)

Weighted average common shares outstanding
Basic and diluted                                                    25,213,880      25,213,880
Shares to be issued for acqusition                                    2,750,000       2,750,000
                                                                   ------------    ------------
Total Weighted average common shares outstanding
Basic and diluted                                                    27,963,880      27,963,880
                                                                   ============    ============

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================

NOTE P - ACQUISITION OF HOTEL NET, LLC (CONTINUED)

UNAUDITED PRO FORMA CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

Superclick, Inc.
Consolidated Pro Forma Statement of Revenue and Expense (unaudited)
Nine Months Ended July 31, 2004
--------------------------------------------------------------------------------

                                                    HotelNet        Superclick     Consolidated
                                                   ------------    ------------    ------------
                                                     11/1/2003       11/1/2003       11/1/2003
                                                      through         through         through
                                                     7/31/2004       7/31/2004       7/31/2004
                                                   ------------    ------------    ------------
Net sales                                          $    536,717    $  1,319,672    $  1,856,389
Cost of goods sold                                      455,726         906,985       1,362,711
                                                   ------------    ------------    ------------
Gross profit                                             80,991         412,687         493,678

 Expenses
       Research and development                          17,086                          17,086
       Compensation                                      88,274         394,866         483,140
       Marketing                                         30,307          27,837          58,144
       Travel                                            23,503          95,155         118,658
       Professional fees                                 30,500         231,975         262,475
       Office expense                                    15,967           9,147          25,114
       Insurance                                          1,069          45,344          46,413
       Telephone expense                                 17,884          43,864          61,748
       Other selling, general and admin                  11,383          15,807          27,190
       Investor relations                                               100,195         100,195
       Director compensation                                            233,019         233,019
       Interest                                           4,617           2,071           6,688
       Depreciation                                                      12,384          12,384
                                                   ------------    ------------    ------------
            Total expenses                              240,590       1,211,664       1,452,254
                                                   ------------    ------------    ------------

Net (loss)                                         $   (159,599)   $   (798,977)   $   (958,576)
                                                   ============    ============    ============

Net (loss) per common share
Basic and diluted                                                  $     (0.029)   $     (0.034)

Weighted average common shares outstanding
Basic and diluted                                                    25,213,880      25,213,880
Shares to be issued for acqusition                                    2,750,000       2,750,000
                                                                   ------------    ------------
Total Weighted average common shares outstanding
Basic and diluted                                                    27,963,880      27,963,880
                                                                   ============    ============

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================

NOTE P - ACQUISITION OF HOTEL NET, LLC (CONTINUED)

UNAUDITED PRO FORMA CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

Superclick, Inc.
Consolidated Pro Forma Balance Sheet (unaudited)
October 31, 2004
--------------------------------------------------------------------------------

                                                HotelNet, LLC       Superclick, Inc.                            October 31, 2004
                                                  October 31,          October 31,             Pro Forma           Pro Forma
                                                     2004                 2004                  Entries          Consolidated
                                                --------------       --------------          -------------      ---------------
   Cash                                         $       9,169        $      475,479 (1)      $    (450,000)     $        34,648
   Accounts receivable                                251,873             1,182,002                                   1,433,875
   Inventory and other current assets                  70,633               397,750                                     468,383
   Property and equipment, net                          7,259               153,036                                     160,295
   Other non-current assets                             2,123                35,432                                      37,555
   Goodwill                                                                      -- (3)          2,301,149            2,301,149
                                                --------------       --------------          -------------      ---------------
                Total assets:                   $     341,057        $    2,243,699          $   1,851,149      $     4,435,905
                                                ==============       ==============          =============      ===============

CURRENT LIABILITIES:
   Accounts payable and accrued liabilites      $     366,934        $      830,350 (2)         $ (172,228)     $     1,025,056
   Deferred revenue                                                         515,194                                     515,194
   Due (from) to related entity                                                                                              --
   Notes payable                                                                                                             --
   Notes payable to related parties                   150,172                       (2)           (150,172)                  --
   Notes payable to former shareholders                                                                                      --
     of HotelNet, LLC                                                               (3)            350,000              350,000
                                                --------------       --------------          -------------      ---------------
                Total liabilities:                    517,106             1,345,544                 27,600            1,890,250
                                                --------------       --------------          -------------      ---------------

STOCKHOLDERS' EQUITY:

   Common stock $.0006 par value;
   121,000,000 shares authorized,
   24,197,002 shares issued and outstanding                                  14,518 (3)              1,650               16,168

   Additional paid-in capital                                             1,990,268 (3)          1,645,850            3,636,118

   Treasury Stock                                                                --                                          --

   Common stock subscribed                                                  232,000                                     232,000

   Member's Equity                                     127,600                      (2)           (127,600)                  --

   Cumulative translation adjustment gain                                    17,644                                      17,644

   Deficit accumulated during
   the development stage                              (303,649)          (1,356,275)(3)            303,649           (1,356,275)
                                                --------------       --------------          -------------      ---------------

                                                      (176,049)             898,155              1,823,549            2,545,655
                                                --------------       --------------          -------------      ---------------
                 Total stockholders' equity
                    and liabilities:            $      341,057       $    2,243,699          $   1,851,149      $     4,435,905
                                                ==============       ==============          =============      ===============

(1) Represents cash paid to Hotel Net upon the execution of the definitive agreement for the benefit of Hotel Net shareholder's and repayment of noteholder's and related acqusition liabilities.

(2) Totals $450,000 and represents repayment of members capital accounts ($127,600), notes payable to related parties ($150,172), and acquisition related liabilities.

(3) The Company issued 2,750,000 shares of common stock to the shareholders of Hotel Net ($1,650 to common stock and $1,645,850 to Additional Paid in Capital), in addition to $450,000 in cash and $350,000 payable to Hotel Net and elimination of the accumulated deficit prior to the acquistion.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================

NOTE P - ACQUISITION OF HOTEL NET, LLC (CONTINUED)

UNAUDITED PRO FORMA CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

Superclick, Inc.
Consolidated Pro Forma Statement of Revenue and Expense (unaudited)
Year Ended October 31, 2004
--------------------------------------------------------------------------------

                                                     HotelNet       Superclick     Consolidated
                                                   ------------    ------------    ------------
                                                    11/1/2003       11/1/2003        11/1/2003
                                                     through         through          through
                                                   10/31/2004       10/31/2004       10/31/2004
                                                   ------------    ------------    ------------
                                                                    (restated)
Net sales                                          $    700,493    $  2,552,739    $  3,253,232
Cost of goods sold                                      592,545       1,842,731       2,435,276
                                                   ------------    ------------    ------------
Gross profit                                            107,948         710,008         817,956

Operating Expenses
      Research and development                           17,086         136,610         153,696
      Compensation                                      130,396         584,400         714,796
      Professional fees                                  30,500         225,931         256,431
      Office expense                                     54,223         195,245         249,468
      Travel                                             28,987          94,082         123,069
      Directors compensation                               --           197,154         197,154
      Investor relations                                   --           116,531         116,531
      Other selling, general and administrative          41,464         222,579         264,043
                                                   ------------    ------------    ------------
                                                        302,656       1,772,532       2,075,188
                                                   ------------    ------------    ------------
           Net loss before tax benefit             $   (194,708)   $ (1,062,524)     (1,257,232)
                                                   ============    ============    ============
           Tax benefit                                                   83,129          83,129
                                                   ------------    ------------    ------------
Net (loss)                                         $   (194,708)       (979,395)     (1,174,103)
                                                   ============    ============    ============
Net (loss) per common share (basic and diluted)                    $     (0.035)   $     (0.042)
                                                                   ============    ============
Weighted average common shares outstanding
Basic and diluted                                                    25,213,880      25,213,880
Shares to be issued for acqusition                                    2,750,000       2,750,000
                                                                   ------------    ------------
Total Weighted average common shares outstanding
Basic and diluted                                                    27,963,880      27,963,880
                                                                   ============    ============

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================

NOTE Q - COMMITMENTS AND CONTINGENCIES

Commitments

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company has also entered into non-cancelable operating leases for office equipment, and computers. Future lease payments under these operating leases are as follows:

             Year Ended October 31,
             2006                                  $      55,484
             2007                                         55,011
             2008                                         52,937
             2009                                         48,525
                                                        --------
                                                        $211,957
                                                        ========


The Company incurred $65,980 and $20,234 in rent expense during the year ended October 31, 2005 and 2004, respectively.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

CONTINGENCIES

Pursuant to the terms of the definitive agreement entered into by the Company for acquisition of Hotel Net, LLC certain founding members of Hotel Net, LLC will enter into an "earn-out" with the Company wherein if it meets certain sales objectives within the first year from the closing date of the acquisition, it will receive up to 2,000,000 additional shares of restricted common stock and $200,000 in cash (See Note I).

Debentures may be converted into common stock of the Company prior to maturity of the loan (See Note J).

NOTE R- EXTRAORDIANRY LOSS

The $2,447,500 extraordinary loss for the year ended October 31, 2005 occurred in the fourth quarter and represents the Company's combined cash and stock investment in Hotel Net LLC. Pursuant to FASB 142, Goodwill and Other Intangible Assets, the Company evaluated the carry value of goodwill associated with the acquisition and determined that the full carry value was impaired due primarily to significantly lower than expected revenues, higher operating costs and the significant decrease in stock price shortly after the acquisition and related audit report date. As further evidence in support of goodwill impairment, the Hotel Net LLC office has been closed, and the Company no longer employs any Hotel Net LLC employees.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 AND 2004
================================================================================

NOTE S - SUBSEQUENT EVENTS (UNAUDITED)

On January 5, 2006, the Company issued 187,500 shares of common stock to its directors in exchange for services valued at $22,500, or $0.12 per share.