Form 10QSB
period 2006-01-31
SUPERCLICK INC
filed 2006-03-15
CIK 1104891

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For The Quarterly Period Ended January 31, 2006.

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


                              11995 El Camino Real
                                    Suite 301
                               San Diego, CA 92130
                                 (858) 518-1387
          ------------------------------------------------------------
          (Address, Including Zip Code, And Telephone Number, Including
            Area Code, Of Registrant's mailing address in California)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (x) No ( )

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of March 3, 2006 was 28,667,070.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
Part I


Item 1.   Financial Statements

Consolidated Balance Sheet as of January 31, 2006 (Unaudited)........      1

Consolidated Statements of Operations for the three
months ended January 31, 2006 (Unaudited)............................      2

Consolidated Statements of Stockholders Equity for the years
Ended October 31, 2005 and 2004 and the three months ended
January 31, 2006 (unaudited). .............. ........................      3

Consolidated Statements of Comprehensive Income (Loss) for the
three months ended January 31, 2006 (Unaudited)......................      4

Consolidated Statements of Cash Flows for the three months
ended January 31, 2006 (Unaudited)...................................      5

Notes To Financial Statements (Unaudited) ...........................      6

Item 2.   Management's Discussion and Analysis ......................     25

Item 3.   Controls and Procedures....................................     36

                           Part II - Other Information


Item 4.   Exhibits and Reports on Form 8-K ..........................     37

Item 5.   Signatures ................................................     37

SUPERCLICK, INC.
Consolidated Balance Sheet
January 31, 2006
--------------------------------------------------------------------------------

                                                                                January 31,
                                 ASSETS                                            2006
                                 ------                                     -----------------
CURRENT ASSETS
      Cash                                                                          $ 309,295
      Accounts receivable, net (Note A)                                               710,962
      R&D Tax credits receivable                                                      123,905
      Sales Tax refund receivable                                                      30,353
      Inventory (Note B)                                                              140,071
      Deferred financing costs (Note C)                                               107,500
      Prepaid expenses                                                                 33,761
                                                                             -----------------
          TOTAL CURRENT ASSETS                                                      1,455,847
Fixed assets (Note D)
      Cost                                                                            424,345
      Accumulated Depreciation                                                       (137,923)
                                                                             -----------------
      Net                                                                             286,422

Deferred Tax Benefit (Note E)                                                          37,811
Other Assets                                                                            2,923
                                                                             -----------------
          TOTAL ASSETS                                                             $1,783,003
                                                                             =================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
      Accounts payable (Note F)                                                     $ 826,160
      Accrued payroll                                                                 105,216
      Accrued other                                                                    38,737
      Deferred revenue (Note G)                                                       263,429
      Loans current portion (Note H)                                                    8,973
      Notes payable (Note I)                                                          352,589
      Convertible debentures, net (Note J)                                          1,395,762
      Debenture warrants (Note J)                                                     102,934
                                                                             -----------------
          TOTAL CURRENT LIABILITIES                                                 3,093,800

      Loans noncurrent portion (Note H)                                                35,893
                                                                             -----------------
          TOTAL LIABILITIES                                                         3,129,693
COMMITMENTS AND CONTINGENCIES (Note P)

STOCKHOLDERS' EQUITY (Note L)
      Preferred stock, par value $.0001; 20,000,000
      shares authorized; 0 issued and outstanding                                           -

      Common stock, par value $.0006, 121,000,000 shares authorized;
      issued and outstanding 28,667,070 at January 31, 2006                            17,148
      Additional paid-in capital                                                    4,703,841
      Accumulated deficit                                                          (6,129,985)
      Accumulated other comprehensive gain (loss)
           (Cumulative translation adjustment)                                         77,446
      Treasury Stock                                                                  (15,140)
                                                                             -----------------
          TOTAL STOCKHOLDERS' EQUITY                                               (1,346,690)
                                                                             -----------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $1,783,003
                                                                             =================


SUPERCLICK, INC.
Consolidated Statements of Operations
For the Three Months Ended January 31, 2006 and 2005
--------------------------------------------------------------------------------


                                                                                           Three Months Ended January 31,
                                                                                             2006                  2005
                                                                                      --------------------  --------------------
Revenue
     Net Sales                                                                                  $ 306,923           $ 1,152,051
     Services                                                                                     355,218               207,682
                                                                                      --------------------  --------------------
        Net revenue                                                                               662,141             1,359,733
     Cost of goods sold                                                                           454,825               896,723
                                                                                      --------------------  --------------------
     Gross profit                                                                                 207,316               463,010

Costs and Expenses
     Bank charges                                                                                   2,560                 5,948
     Communication                                                                                 34,995                15,932
     Consulting fees                                                                               19,028                     -
     Meals and entertainment                                                                        5,377                 6,358
     Depreciation and amortization                                                                 20,034                11,256
     Marketing and promotion                                                                        2,823                17,699
     Office                                                                                        50,404                69,254
     Professional fees                                                                            130,377                82,802
     Investor relations                                                                             3,771                15,014
     Salaries and wages                                                                           368,618               324,451
     Employee benefits                                                                              7,983                12,603
     Travel                                                                                        30,395                36,675
     Tax and licenses                                                                                 947                     -
     Research and development                                                                       9,476                   213
     Directors compensation                                                                        22,500                     -
     Bad debt expense                                                                                  76                     -
     Foreign currency (gain)/loss                                                                  (6,835)                3,186
                                                                                      --------------------  --------------------
     Total costs and expenses                                                                     702,529               601,390

(Loss) from operations                                                                           (495,213)             (138,380)
Other Income and (Expense)
     Interest expense                                                                             (56,807)                    -
     Loss on the sale of fixed assets                                                             (20,337)                    -
     Amortization of beneficial conversion feature of convertible debentures                      (97,632)                    -
     Amortization of deferred financing costs                                                     (53,750)                    -
     Derivative gain (loss)                                                                        90,265                     -
                                                                                      --------------------  --------------------
Total other income and (expense)                                                                 (138,261)                    -
NET LOSS BEFORE TAXES                                                                            (633,474)             (138,380)
Provision {benefit} for income taxes                                                                    -                     -
                                                                                      --------------------  --------------------
NET LOSS                                                                                       $ (633,474)           $ (138,380)
                                                                                      ====================  ====================

     Net (loss) per common share Basic and diluted                                               $ (0.022)             $ (0.006)
     Weighted average common shares outstanding basic and diluted                              28,533,843            25,088,588

     The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
     Stock options                                                                              1,314,439             1,988,117
     Warrants                                                                                   4,132,661             2,099,999
     Convertible debentures                                                                     7,557,329                     -


SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Years Ended October 31, 2005 and 2004 and the Three Months Ended January 31, 2006
--------------------------------------------------------------------------------




                                                         Preferred Stock                         Common Stock
                                                    -------------------------- -------------------------------------------------
                                                      Number of                     Number of
                                                        Shares       Amount          Shares          Amount       Subscribed
                                                    -------------- ----------- ------------------- ------------ ----------------
BALANCES October 31, 2003                                       -           -          19,542,467       11,725

Shares issued during the period
     Shares issued for cash
         (range $0.18-$0.45 per share)                                                  4,033,329        2,420
     Shares issued for services                                                           621,206          373
     Stock options granted                                                                                   -
     Stock subscribed                                                                                                   232,000
Foreign Currency Transalation Adjustment
Net loss
                                                    -------------- ----------- ------------------- ------------ ----------------
BALANCES October 31, 2004                                       -           -          24,197,002     $ 14,518        $ 232,000

Shares issued during the period:
     Shares issued for cash
         (range $0.18-$0.60 per share)                                                  1,266,665          760
     Shares issued for services                                                           102,067           61
     Shares issued for acqusition
        of Hotel Net, LLC                                                               2,750,000        1,650
     Stock options exercised                                                               51,961           31
     Treasury stock received for
        cashless option exercises                                                         111,875
     Treasury stock issued for services                                                    25,000           15
     Reduction of treasury stock
        issued for services                                                               (25,000)
     Stock options granted
     Subscribed stock issued                                                                                           (232,000)
     Repayment of Hotel Net
        shareholder investment
     Beneficial conversion feature of
        convertible debentures
Foreign Currency Translation Adjustment
Net (loss) profit
                                                    -------------- ----------- ------------------- ------------ ----------------
BALANCES October 31, 2005                                       -           -          28,479,570     $ 17,035              $ -

Shares issued during the period:
     Shares issued for services                                                           187,500          113
     Stock options granted
Foreign currency translation adjustment
Net (loss) profit
                                                    -------------- ----------- ------------------- ------------ ----------------
Balances January 31, 2006                                       -           -          28,667,070     $ 17,148              $ -
                                                    ============== =========== =================== ============ ================




                                                             Deficit
                                                           Accumulated          Accumulated
                                                            Additional           during the           Other            Total
                                            Paid-in        Developmental        Comprehensive       Treasury       Stockholders'
                                            Capital            Stage            Income (loss)         Stock           Equity
                                        --------------- --------------------  ------------------  -------------- -----------------
BALANCES October 31, 2003                      339,595             (376,880)             (7,476)              -           (33,036)

Shares issued during the period
     Shares issued for cash
         (range $0.18-$0.45 per share)       1,201,070                                                                  1,203,490
     Shares issued for services                314,781                                                                    315,154
     Stock options granted                     134,822                                                                    134,822
     Stock subscribed                                                                                                     232,000
Foreign Currency Transalation Adjustment                                                 25,120                            25,120
Net loss                                                           (979,395)                                             (979,395)
                                        --------------- --------------------  ------------------  -------------- -----------------
BALANCES October 31, 2004                  $ 1,990,268         $ (1,356,275)           $ 17,644             $ -         $ 898,155

Shares issued during the period:
     Shares issued for cash
         (range $0.18-$0.60 per share)         372,240                                                                    373,000
     Shares issued for services                 77,164                                                                     77,225
     Shares issued for acqusition                                                                                               -
        of Hotel Net, LLC                    1,645,850                                                                  1,647,500
     Stock options exercised                    25,949                                                                     25,980
     Treasury stock received for                                                                                                -
        cashless option exercises                                                                       (25,981)          (25,981)
     Treasury stock issued for services          8,394                                                   10,841            19,250
     Reduction of treasury stock                                                                                                -
        issued for services                                                                                                     -
     Stock options granted                     263,566                                                                    263,566
     Subscribed stock issued                                                                                             (232,000)
     Repayment of Hotel Net                                                                                                     -
        shareholder investment                (127,600)                                                                  (127,600)
     Beneficial conversion feature of
        convertible debentures                 390,529                                                                    390,529
Foreign Currency Translation Adjustment                                                  48,634                            48,634
Net (loss) profit                                                (4,140,235)                                           (4,140,235)
                                        --------------- --------------------  ------------------  -------------- -----------------
BALANCES October 31, 2005                  $ 4,646,360         $ (5,496,510)           $ 66,278       $ (15,140)       $ (781,977)

Shares issued during the period:
     Shares issued for services                 22,387                                                                     22,500
     Stock options granted                      35,094                                                                     35,094
Foreign currency translation adjustment                                                  11,168                            11,168
Net (loss) profit                                                  (633,474)                                             (633,474)
                                        --------------- --------------------  ------------------  -------------- -----------------
Balances January 31, 2006                  $ 4,703,841         $ (6,129,984)           $ 77,446       $ (15,140)     $ (1,346,690)
                                        =============== ====================  ==================  ============== =================


SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended January 31, 2006 and 2005
--------------------------------------------------------------------------------


                                                         Three Months Ended Janaury 31,
                                                           2006                  2005
                                                    --------------------  --------------------

Net Earnings (Loss)                                          $ (633,474)           $ (138,380)

Other Comprehensive Income (Loss)
      Derative gain/(loss)                                       90,265                     -
      Foreign Currency Translation Adjustment                    11,168                45,686
                                                    --------------------  --------------------

Net Comprehensive (Loss)                                     $ (532,041)            $ (92,694)
                                                    ====================  ====================

SUPERCLICK, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended January 31, 2006 and 2005
--------------------------------------------------------------------------------

                                                                                          Three Months Ended January 31,
                                                                                          ----------------------------
                                                                                              2006           2005
                                                                                          -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Earnings (loss)                                                                     $(633,474)     $(138,380)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
         Depreciation                                                                           20,034         11,256
         Compensation expense on intrinsic
            value of options issued                                                             35,094         47,318
         Stock issued for services                                                              22,500              -
         Amortization of beneficial conversion feature                                          97,632              -
         Derivative gain on warrants issued with debentures                                    (90,265)             -
         Deferred tax benefit                                                                        -              -
         Loss on the sale of fixed assets                                                       20,337              -
CHANGES IN CURRENT ASSETS AND CURRENT
     LIABILITIES: (Net of effect of acquisition)
     (Increase) decrease in current liabilities:
         Accounts receivable                                                                   116,325        169,417
         Other receivables                                                                      79,838         21,937
         Prepaid expenses                                                                        4,904        (13,361)
         Inventory                                                                             (24,904)       259,654
     Increase (decrease) in current liabilities:
         Accounts payable and accrued expenses                                                  (8,381)      (371,060)
         Accrued Payroll                                                                        49,236        (12,297)
         Accrued other                                                                          13,592         47,951
         Deferred revenue                                                                      119,383       (184,423)
                                                                                          -------------  -------------
         CASH USED FOR OPERATING ACTIVITIES                                                   (178,149)      (161,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of furniture and equipment                                                 (5,701)        (9,217)
                                                                                          -------------  -------------
         CASH USED FOR INVESTING ACTIVITIES                                                     (5,701)        (9,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of loans                                                                     (2,206)

                                                                                          -------------  -------------
         CASH USED FOR FINANCING ACTIVITIES                                                     (2,206)             -

     EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (2,087)        56,235
NET INCREASE (DECREASE) IN CASH                                                               (188,143)      (114,970)
CASH, beginning of period                                                                      497,438        475,479
                                                                                          -------------  -------------
CASH, end of period                                                                           $309,295       $360,509
                                                                                          =============  =============

     Taxes paid                                                                                    $ -            $ -
     Interest paid                                                                             $65,883            $ -
Other non-cash investing and financing activities:
     Shares issued for services                                                                $22,500            $ -


                                Superclick, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                   For The Three Months Ended January 31, 2006

Note A-Organization And Summary Of Significant Accounting Policies

Basis of Presentation
---------------------

The unaudited financial statements of Superclick, Inc. as of January 31, 2006 and for the three-month periods ended January 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB/A for the year ended October 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Revenue recognition policy
--------------------------

Revenue from the sale of Internet high-speed connection equipment is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery and installation of the equipment to the customer.

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

Advertising
-----------

The Company expenses all advertising as incurred. For the year ended October 31, 2005 the Company incurred approximately $45,531 in marketing and advertising expense. For the three months ended January 31, 2006 and 2005, the Company incurred approximately $2,823 and $17,699, respectively in advertising expense.

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

Intangible assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                         January 31, 2006
                                         ----------------
                    Gross Intangible       Accumulated              Net
                         Assets            Amortization        Intangible Assets
Other intangibles          500                 500                    0

Impact of accounting standards
------------------------------

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

Concentrations of credit risk
-----------------------------

The Company performs ongoing credit evaluations of its customers. For the three months ended January 31, 2006, five customers individually accounted for 78% (21%, 18%, 16%, 12% and 11%) of accounts receivable. No other customers accounted for more than 10% of accounts receivable as of January 31, 2006.

During the three months ended January 31, 2006, the Company's largest customer accounted for 41% of sales.

Disclosure about Fair Value of Financial Instruments
----------------------------------------------------

The Company estimates that the fair value of all financial instruments at January 31, 2006, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE B - INVENTORIES
--------------------

Inventories are comprised of computer equipment and are stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at January 31, 2006.

           Computer equipment                              $ 122,168
           Inventory in transit                               17,903

                                                   ------------------
                                                           $ 140,071
                                                   ==================


NOTE E - DEFERRED FINANCING COSTS
---------------------------------

As of January 31, 2006, the deferred financing costs balance consisted of $107,500 of unamortized convertible debenture issuance costs (See Note J for further detail).

NOTE D - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consisted of the following at January 31, 2006:


            Furniture & fixtures                              $ 127,011
            Computer hardware                                   160,042
            Leasehold improvements                               30,703
            Fabrication mold and dye                             19,888
            Computer software                                    86,701
                                                               ---------
                                                                424,345
            Accumulated depreciation                           (137,923)
                                                               ---------
            Fixed assets, net                                 $ 286,422
                                                               =========



During the three months ended January 31, 2006, the Company disposed of office equipment and furniture whose historical cost was $31,446. The disposal resulted in a write-down in accumulated depreciation of $5,309, and a loss of $20,337.

Depreciation expense for the three months ended January 31, 2006 was $20,034.

NOTE E - NET OPERATING LOSS CARRY FORWARD
-----------------------------------------

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

                     United States Corporation Income Taxes
  ----------------------------------------------------------------------------
          Year of Loss                 Amount                  Expiration Date
    ---------------------       ---------------------      ---------------------
        October 31, 2005                 $ 4,184,331           October 31, 2025
        October 31, 2004                     898,697           October 31, 2024
        October 31, 2003                      53,638           October 31, 2023
       December 31, 2002                      80,395          December 31, 2022
       December 31, 2001                      91,564          December 31, 2021
       December 31, 2000                      88,027          December 31, 2020
       December 31, 1999                      18,936          December 31, 2019
                                ---------------------
                                         $ 5,415,588
                                =====================



The expiration dates for U.S. net operating losses (NOL) may be extendable under
Section 381 of the U.S. Internal Revenue Code.


                      Canadian Income Taxes (Stated in CAD)
  ----------------------------------------------------------------------------
          Year of Loss                Amount                  Expiration Date
    -------------------------    ------------------       ----------------------
        October 31, 2005             $ 678,878                October 31, 2012
        October 31, 2004                   151,332            October 31, 2011
        October 31, 2003                     5,322            October 31, 2010
        October 31, 2002                   350,910            October 31, 2009
        October 31, 2001                    24,879            October 31, 2008
                                 ------------------
                                        $1,211,321
                                 ==================




At October 31, 2005 a valuation allowance for the full amount of the net deferred tax asset generated during that year was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

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

NOTE F - ACCOUNTS PAYABLE
-------------------------

Accounts payable at January 31, 2006 consisted of $395,046 for inventory, $82,043 for professional fees and $349,071 in trade Payables.

NOTE G - DEFERRED REVENUE
-------------------------

Deferred revenue is recorded in a manner consistent with the Company's revenue recognition policy. The Company generally enters into one-year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance. The Company defers such payment and recognizes revenue ratably over the contract period. As of January 31, 2006, the Company's deferred revenue balance was $263,429.

NOTE H - LOANS PAYABLE

In September 2005, the Company entered into a Commercial Purchase Plan Agreement with DELL Financial Services of Canada for the purchase of computer hardware. The balance at January 31, 2006 is $ 44,866. Future maturities are as follows:


            Year Ended October 31,             Amount
              -----------------             ------------
                    2006                          $8,973
                    2007                          10,448
                    2008                          12,429
                    2009                          13,016
                                            -------------
                  Total                          $44,866
                                            =============



NOTE I - NOTES PAYABLE TO FORMER SHAREHOLDERS OF HOTEL NET, LLC
---------------------------------------------------------------

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

The notes matured on January 1, 2006. They accrue interest at the rate of nine percent (9%) per annum. The Company recognized $2,589 of interest expense on these notes for the month of January 2006, which is reflected in the note payable balance of $352,589.

NOTE J - CONVERTIBLE DEBENTURE
------------------------------

On August 1, 2005, the Company completed a private placement of convertible debentures generating gross proceeds of $1.75 million and the issuance of warrants to purchase 735,370 shares of the Company's common stock. On August 18, 2005, the Company completed a private placement of convertible debentures generating gross proceeds of $0.5 million and the issuance of warrants to purchase 230,627 shares of the Company's common stock. In total, the Company received $2.035 million of net proceeds and issued 965,997 warrants. Third party fees totaled $215,000, which was paid in cash.

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

The issuance costs related to the convertible debentures of approximately $215,000 in cash was capitalized and is being amortized over the life of the debt. For the three months ended January 31, 2006, the Company recognized $53,750 as other expense related to the amortization of the issuance costs.

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability since the warrants contain registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration, and the cashless exercise feature of the warrants and variable exercise price which support the notion of net-cash settlement and treatment of the warrants as a liability. The initial value of the warrants was treated as a discount to the debenture and recorded as a liability. The Company calculated the initial value of the warrants on the closing date of the transactions as being $658,973 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $.5949, volatility 175%, risk free rate 4.32%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants have a value of $193,199 at October 31, 2005 and the company recognized a derivative gain of $465,774 from the initial value date to October 31, 2005. As of January 31, 2006, the value of the warrants was reassessed using the Black-Scholes option-pricing model using the following assumptions: expected term 4.5 years, exercise price $.30, volatility 165%, risk free rate 4.53%, and zero dividend yield. The warrants have a value of $102,934 at January 31, 2006 and the company recognized a derivative gain of $90,265

The Company determined that the $1.75 million debenture was issued with a beneficial conversion feature ("BCF") due to the conversion price ($.5949) being less than the closing stock price ($.79) on the date of issuance, and the conversion feature being in-the-money. Conversely, on the issuance date of the $0.5 million debenture the conversion feature was not in-the-money and no BCF was recognized. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants described above, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital at its fair value of $390,529 on the date of issuance as determined using the intrinsic value method. The discount will be amortized to interest expense over the life of the debenture. The company has recognized $65,088 in non-cash interest expense attributable to the amortization of this discount through October 31, 2005. The company has recognized $97,632 in non-cash interest expense attributable to the amortization of this discount during the three months ended January 31, 2006.

NOTE K - GOING CONCERN AND MANAGEMENT'S PLANS
---------------------------------------------

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

NOTE L - PREFERRED AND COMMON STOCK
-----------------------------------

Private Placement and Warrant Activity
--------------------------------------

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

On January 5, 2006 the company issued the following shares at fair market value of $0.12 per share, or $22,500 to Directors for services rendered.


                   George Vesnaver              46,875
                   Jacobo Melcer                46,875
                   Paul Gulyas                  46,875
                   Dipan Patel                  15,625
                   Hugh Renfro                  15,625
                   Robert MacFarlane            15,625
                                            -----------
                   Total                       187,500



Stock Options
-------------

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

During the three months ended January 31, 2006, there was no stock option activity.

Acquisition of Hotel Net, LLC
-----------------------------

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

NOTE M - WARRANTS
-----------------

At January 31, 2006 the Company had 966,665 "B" Warrants, 2,099,999 "A" Warrants and 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

     -------------------------------------------------------------------------
                                           Exercise
       Warrant          Number of          Price Per           Expiration
        Class            Warrants           Warrant               Date
     ------------     ---------------     ------------     -------------------
          B                  386,666           $ 0.24                  9/9/06
          B                  193,333           $ 0.24                 9/29/06
          B                  193,333           $ 0.24                10/15/06
          B                  193,333           $ 0.24                10/22/06
                      ---------------
      Subtotal               966,665

          A                  55,555            $ 0.60                 4/14/07
          A                 100,000            $ 0.60                 4/19/07
          A                 444,444            $ 0.60                 4/19/07
          A                 100,000            $ 0.60                 4/23/07
          A                 200,000            $ 0.60                 4/29/07
          A                 100,000            $ 0.60                 4/29/07
          A                 100,000            $ 0.60                  5/7/07
          A                 200,000            $ 0.60                 5/10/07
          A                 100,000            $ 0.60                 5/12/07
          A                 100,000            $ 0.60                 5/17/07
          A                 100,000            $ 0.60                 5/24/07
          A                  11,000            $ 0.60                 5/24/07
          A                 100,000            $ 0.60                  6/2/07
          A                 100,000            $ 0.60                 6/16/07
          A                  89,000            $ 0.60                 6/17/07
          A                 200,000            $ 0.60                 3/30/08
                      ---------------
     Subtotal              2,099,999

     Debenture               735,370      >or=to $0.30              7/31/2010
     Debenture               230,627      >or=to $0.30              8/17/2010
                      ---------------
     Subtotal                965,997
                      ---------------
     Total                 4,032,661
                      ===============

     -------------------------------------------------------------------------



During the year ended October 31, 2005, 100,000 "A" Warrants were exercised resulting in $60,000 to the Company and the issuance of 100,000 shares of Common Stock.

NOTE N - STOCK INCENTIVE PLAN
-----------------------------

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

The following table summarizes the Company's stock option activity for the three months ended January 31, 2006:


                                                        2006
                                      ------------------------------------------
                                                             Weighted Average
                                            Shares            Exercise Price
                                      --------------------  --------------------
Outstanding at beginning of period               1,460,481                $ 0.52
Granted                                                -
Forfeited                                              -
Exercised                                              -
                                      --------------------  --------------------
Outstanding at end of period                     1,460,481                $ 0.52
                                      ====================  ====================

Options exerciseable at end of period            1,314,439
                                      ====================


The following table summarizes information about the Company's stock options outstanding at January 31, 2006:



                         Options Outstanding                                            Options Exercisable
                ----------------------------------------------------------     --------------------------------------
                     Number             Weighted             Weighted                                  Weighted
  Range of        Outstanding            Average             Average                                    Average
  Exercise       At January 31,       Contractural           Exercise               Number             Exercise
   Prices             2006            Life (years)            Price              Outstanding             Price
--------------  -----------------   ------------------   -----------------     -----------------   ------------------

       $ 0.50            589,856                    -              $ 0.50               589,856               $ 0.50
         0.50            608,125                 0.33                0.50               519,375                 0.50
         0.65            137,500                    -                0.65               137,500                 0.65
         0.60            125,000                 0.85                0.60                67,708                 0.60

                -----------------   ------------------   -----------------     -----------------   ------------------
Total                  1,460,481                 0.92              $ 0.52             1,314,439               $ 0.52
                =================   ==================   =================     =================   ==================


The Company accounts for stock options utilizing the intrinsic value method for fixed awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Previously, the Company valued its options according to the variable method due to the "cashless exercise" option contained in its option grants. However, effective June 1, 2005, the Company's Board of Directors resolved to eliminate the "cashless exercise" provision thereby allowing the company to account for its outstanding options according to the fixed method. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the end of each reporting period over the amount an employee must pay to acquire the stock, amortized over the vesting period. During the three months ended January 31, 2006, the Company recognized compensation expense of $35,094. To date the Company has recognized compensation expense in the amount of $433,482.

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the three months ended January 31, 2006 would have been:


                                              Three Months Ended
                               -------------------------------------------------
                                   January 31, 2006          January 31, 2005
                               -----------------------   -----------------------

Net loss as reported                        ($633,474)                ($138,380)

Pro forma                                   ($685,249)                ($249,149)

Net loss per share, as reported               ($0.022)                  ($0.006)

Pro forma                                     ($0.024)                  ($0.010)


No options were granted during the quarter ended January 31, 2006.

NOTE O - RELATED PARTY TRANSACTION
----------------------------------

During the year ended October 31, 2005 the Board of Directors passed a resolution to compensate its Board members for service on the Board. The compensation would be in the form of stock equivalent to $15,000 with piggy back registration rights, based on the price of the stock at close on the first day of trading in the new fiscal year. The stock is issued quarterly and is valued at fair market value on date of issuance. During the three months ended January 31, 2006, the Company awarded 187,500 restricted shares of its common stock to directors totaling $22,500.

Mr. Pitcher, Chairman of the Company, provides consulting services to the Company in exchange for monthly compensation of $2,500 and related expenses. During the three months ended January 31, 2006, Mr. Pitcher received $10,000.

During the year the Company leased office space for storage purposes for approximately $205 per month from the father of Sandro Natale, the Interim Chief Executive Officer.

NOTE P - COMMITMENTS
--------------------

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company has also entered into non-cancelable operating leases for office equipment, computers and a vehicle at monthly payments of $634. Future lease payments under these operating leases are as follows:

              Year Ended October 31,
              2006                                            42,444
              2007                                            55,011
              2008                                            52,937
              2009                                            48,525
              2010                                                -
                                                 -------------------
                                                       $     198,917
                                                 ===================



The Company incurred $23,290 in rent expense during the three months ended January 31, 2006. We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE Q - SUBSEQUENT EVENTS
--------------------------

None.

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

The Company's working operations are based in Canada, with contracts throughout Canada, the U.S., Mexico extending into Europe and the Carribbean. With the exception of Canadian operations, the majority of transactions in other regions are denominated using the United States dollar. However, some of the Company's transactions are in Canadian dollars; therefore, the Company is exposed to currency fluctuation risks.

We continue to develop our product offering and IP management solutions, driven principally by customer demands. Superclick emerged from the development stage during the fiscal year ended October 31, 2005, during which substantially all of the Company's efforts were focused on commercial activities.

Superclick offers turnkey installations to hospitality customers, making more cost effective and efficient for them to purchase our SIMS platform. Our plan is to strengthen our sales and marketing efforts in order to more effectively brand our technology and increase our market share, and we believe that these efforts will result in greatly increased company and product recognition.

In recognition of the growing trend for hoteliers to offer Internet services free of charge, and in anticipation of the potential scenario where the model of free Internet service is ubiquitous, we have developed our IP infrastructure management system to allow the customer to leverage their investment by promoting a growing suite of revenue generating IP services which are provided by our SIMS platform.


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

REVENUE RECOGNITION

Revenue from the sale of Internet high-speed connection equipment is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery and installation of the equipment to the customer.

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

OVERVIEW

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JANUARY 31, 2006 AND 2005

REVENUE

Net Sales for the three months ended January 31, 2006 and 2005 was $662,141 and $1,359,733 respectively. The year-over-year decrease of $697,592, or 105% is due to seasonally longer sales cycles during the period, and the fact that the same period last year sales activity was being driven primarily by one large customer which required an aggressive roll-out. In addition, our sales efforts in North America were negatively impacted for the period by our transition of a new sales team in the region and certain restructuring efforts.

GROSS PROFIT

Gross profit for the three months ended January 31, 2006 and 2005 was $207,316 and $463,010, respectively. Gross margin for the three months ended January 31, 2006 and 2005 was 31.3% and 34.1%, respectively, or a decrease of 2.8%. The decrease in gross margin was due primarily to restructuring efforts to reduce certain fixed costs associated with the Company's maintenance and support department in addition to a decrease in revenue that was not matched by a commensurate decrease in cost of goods.

SELLING, GENERAL AND ADMINISTRATIVE


Selling, General and Administrative expenses for the three months ended January 31, 2006 and 2005 were $693,053 and $601,177 respectively. The year-over-year increase of $91,876, or 15.3% is the result of additional personnel costs required to fulfill the successfully acquired prior year contracts. The increased costs resulted from adding personnel required to support the deployment, delivery, and installation of our product. Additionally, other associated cost increases were incurred for infrastructure such as office space and communications.

NET LOSS

Net loss for the three months ended January 31, 2006 and 2005 was $633,474 and $138,380, respectively. The year-over-year increase in net loss of $495,094, or 358% is due to significantly lower sales compared to the three months ended January 31, 2005.

RESEARCH AND DEVELOPMENT

Research and development expense for the three months ended January 31, 2006 and 2005 was $9,476 and $213, respectively. The year-over-year increase of $9,263 is due to development of IP-based services that can be deployed over our SIMS platform.


FINANCIAL CONDITION
-------------------

From inception to January 31, 2006, we incurred an accumulated deficit of $6,129,985, and we expect to incur additional losses into the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the operating subsidiary.

We have financed our operations since inception primarily through equity and debt financing. During the three months ended January 31, 2006, we had a net decrease in cash of $188,143. Total cash resources as of January 31, 2006 was $309,295 compared with $497,438 at October 31, 2005.

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

THE COMPANY'S LIQUIDITY PLAN

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. Net loss for the year ended October 31, 2005 and three months ended January 31, 2006 was $4,140,235 and $633,474, respectively, while cash used for operations was $1,838,615 and $178,149, respectively

During the year ended October 31, 2005, 100,000 of the series "A" Warrants were exercised at $.60 per share, resulting in $60,000 net proceeds to the Company and the issuance of 60,000 restricted common shares.

During the year ended October 31, 2005, 200,000 of the series "A" Warrants were exercised at $.45 per share, resulting in $90,000 net proceeds to the Company and the issuance of 200,000 restricted common shares.

966,665 "B" Warrants were unexercised as of January 31, 2006.

No warrants were exercised during the three months ended January 31, 2006.

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

The Company's revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of its common stock may decline. Factors that could cause quarterly fluctuations include:

      o     the beginning and ending of significant contracts during a quarter;
      o     the number, size and scope of the installation contracts;
      o maintenance contracts can create variations in revenue levels and may cause fluctuations in quarterly results;
      o fluctuations in demand for services resulting from budget cuts, project delays, cyclical downturns or similar events, including the recent economic downturn;
      o the possibility and subsequent duration of conflicts involving the United States military could cause delays in program operations related to the Company's hospitality clients by reducing travel;
      o clients' decisions to divert resources to other projects, which may limit clients' resources that would otherwise be allocated to solutions that the Company could provide; and
      o     reductions in the prices of services offered by competitors.

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

As of January 31, 2006, we had exercisable stock options outstanding to purchase 1,314,439 shares of common stock, warrants to purchase 4,032,661 shares of common stock, and convertible debentures convertible in accordance with a formula based on the 45 day trailing average price of our common stock. To the extent such options or warrants are exercised and convertible notes are converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of January 31, 2005, a total of 17,336,681 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

In accordance with Item 308 (c) of Regulation S-B, as of January 31, 2006 there were no changes in the Company's internal control reporting in connection with the Company's evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-QSB.

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company's Acting President and Chief Financial Officer (who is the principal accounting officer). Both evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. It was determined that our internal controls appear to be effective.

(b) Changes in internal controls
In accordance with Item 308 (c) of Regulation S-B, there were no changes in the Company's internal control reporting in connection with the Company's evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-QSB.

                                     Part II


ITEM 4. Exhibits and Reports On Form 8-K

(A) Reports on Form 8-K

We filed a report on Form 8-K on November 14, 2005 announcing the appointment of Jean Perotti as the Company's Chief Financial Officer and Principal Accounting Officer. Concurrently, Todd M. Pitcher, the Company's Chairman resigned from the role of interim Chief Financial Officer and Principal Accounting Officer.


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