Form 10QSB
period 2006-04-30
SUPERCLICK INC
filed 2006-06-15
CIK 1104891

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For The Quarterly Period Ended April 30, 2006.

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

                                 Yes |X| No |_|

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of May 18, 2006 was 28,667,070.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

Part I

Item 1.   Financial Statements

Consolidated Balance Sheet as of April 30, 2006 (Unaudited)                    1

Consolidated Statements of Operations for the three and six
months ended April 30, 2006 (Unaudited)                                        2

Consolidated Statements of Stockholders Equity for the years
Ended October 31, 2005 and 2004 and the six months ended
April 30, 2006 (unaudited).                                                    3

Consolidated Statements of Comprehensive Income (Loss) for the
three and six months ended April 30, 2006 (Unaudited)                          4

Consolidated Statements of Cash Flows for the three and
six months ended April 30, 2006 (Unaudited)                                    5

Notes To Financial Statements (Unaudited) .                                    6

Item 2.   Management's Discussion and Analysis                                25

Item 3.   Controls and Procedures                                             36

                           Part II - Other Information


Item 4.   Exhibits and Reports on Form 8-K                                    37

Item 5.   Signatures                                                          37

Consolidated Balance Sheet
April 30, 2006 (Unaudited)
--------------------------------------------------------------------------------

                                                                         April 30,
                                   ASSETS                                  2006
                                   ------                              -----------
CURRENT ASSETS
--------------
      Cash                                                             $   136,965
      Accounts receivable, net (Note A&B)                                  919,824
      R&D Tax credits receivable                                           126,515
      Sales Tax refund receivable                                           22,937
      Inventory (Note C)                                                   113,686
      Deferred financing costs                                              53,750
      Prepaid expenses                                                      32,501
                                                                       -----------
         TOTAL CURRENT ASSETS                                            1,406,178
Fixed assets, net (Note D)                                                 279,350
Deferred Tax Benefit                                                        38,607
Other Assets                                                                 2,123
                                                                       -----------

         TOTAL ASSETS                                                  $ 1,726,258
                                                                       ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
-------------------
      Accounts payable (Note E)                                        $   864,573
                                                                       -----------
      Accrued payroll (Note F)                                              84,803
      Accrued other (Note G)                                                87,319
      Deferred revenue (Note H)                                            325,317
      Loans current portion                                                  8,702
      Notes payable (Note I)                                               350,000
      Convertible debentures, net (Note J)                               1,493,394
      Debenture warrants (Note J)                                           71,989
                                                                       -----------
         TOTAL CURRENT LIABILITIES                                       3,286,097

      Loans noncurrent portion                                              34,812
                                                                       -----------
         TOTAL LIABILITIES                                               3,320,909
COMMITMENTS (Note K)

STOCKHOLDERS' EQUITY (Note L)
-----------------------------
      Preferred stock, par value $.0001; 20,000,000
      shares authorized; 0 issued and outstanding                               --

      Common stock, par value $.0006, 121,000,000 shares authorized;
      issued and outstanding 28,667,070 at April 30, 2006                   17,148
      Additional paid-in capital                                         4,739,917
      Common stock payable                                                  22,500
      Accumulated deficit                                               (6,439,460)
      Accumulated other comprehensive gain (loss)
       (Cumulative translation adjustment)                                  80,384
      Treasury Stock                                                       (15,140)
                                                                       -----------
         TOTAL STOCKHOLDERS' EQUITY                                     (1,594,651)
                                                                       -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,726,258
                                                                       ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations
For the Three and Six Months Ended April 30, 2006 and 2005 (Unaudited)
--------------------------------------------------------------------------------

                                                    Three Months Ended April 30,       Six Months Ended April 30,
                                                        2006             2005            2006            2005
                                                    ------------     ------------    ------------    -------------
Revenue
-------
   Net Sales                                         $    561,822    $    540,203    $    868,745       1,692,255
   Services                                               345,987         195,730         701,205         403,412
                                                     ------------    ------------    ------------    ------------
    Net revenue                                           907,809         735,933       1,569,950       2,095,667
   Cost of goods sold                                     476,487         384,670         931,312       1,281,393
                                                     ------------    ------------    ------------    ------------
   Gross profit                                           431,322         351,263         638,638         814,274

Costs and Expenses
------------------
   Bank charges                                             7,430           2,618           9,990           8,566
   Communication                                           30,839          23,600          65,834          39,533
   Consulting fees                                         31,984              --          51,012              --
   Meals and entertainment                                  3,230           8,603           8,607          14,961
   Depreciation and amortization                           18,861          10,397          38,895          21,653
   Marketing and promotion                                 26,041          13,828          28,864          31,527
   Office                                                  36,664          61,557          87,068         130,811
   Professional fees                                       40,011         107,961         170,388         190,763
   Investor relations                                       2,837          29,227           6,608          44,240
   Salaries and wages                                     295,588         456,450         664,206         780,900
   Employee benefits                                        3,579          11,933          11,561          24,537
   Travel                                                  25,967          53,435          56,362          90,110
   Tax and licenses                                         3,380           2,572           4,327           2,572
   Research and development                                 1,151             678          10,627             891
   Directors compensation                                  22,500          27,612          45,000          27,612
   Bad debt expense                                            --              --              76              --
   Foreign currency (gain)/loss                             9,199          38,980           2,364          42,165
                                                     ------------    ------------    ------------    ------------
   Total costs and expenses                               559,261         849,451       1,261,789       1,450,841

(Loss) from operations                                   (127,939)       (498,188)       (623,151)       (636,567)

Other Income and (Expense)
--------------------------
    Interest expense                                      (61,101)             --        (117,908)             --
    Loss on the sale of fixed assets                           --              --         (20,337)             --
    Amortization of beneficial conversion
    feature of convertible debentures                     (97,632)             --        (195,264)             --
    Amortization of deferred financing costs              (53,750)             --        (107,500)             --
    Derivative gain (loss)                                 30,945              --         121,210              --
                                                     ------------    ------------    ------------    ------------
Total other income and (expense)                         (181,538)             --        (319,799)             --
NET LOSS BEFORE TAXES                                    (309,477)       (498,188)       (942,950)       (636,567)
Provision (benefit) for income taxes                           --              --              --              --
                                                     ------------    ------------    ------------    ------------
NET LOSS                                             $   (309,477)   $   (498,188)   $   (942,950)   $   (636,567)
                                                     ============    ============    ============    ============

    Net (loss) per common share Basic and diluted    $     (0.011)   $     (0.020)   $     (0.033)   $     (0.026)
    Weighted average common shares
    outstanding basic and diluted                      28,667,070      25,226,574      28,599,468        24958074

    The average shares
    listed below were not
    included in the
    computation of diluted
    losses per share because
    to do so would have been
    antidilutive for the
    periods presented:
    Stock options                                       1,460,481       1,992,909       1,460,481       1,990,513
    Warrants                                            4,032,661       2,299,999       4,032,661       3,100,000
    Convertible debentures                              7,640,785              --       7,645,176              --

                        SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Years Ended October 31, 2005 and 2004 and the
Six Months Ended April 30, 2006 (Unaudited)
--------------------------------------------------------------------------------

                                                                                  Deficit
                      Preferred Stock            Common Stock                   Accumulated   Accumulated
                     ------------------ ----------------------------- Additional  during the      Other                  Total
                      Number of          Number of         Subscribed/  Paid-in  Developmental Comprehensive Treasury  Stockholders'
                      Shares    Amount    Shares    Amount   Payable    Capital    Stage       Income (loss)  Stock      Equity
                     --------- -------- ----------- -------- -------- ---------- ------------- ------------ ---------- ----------
BALANCES October
  31, 2003                  -        -  19,542,467   11,725              339,595     (376,880)      (7,476)        -      (33,036)

Shares issued during
  the period
    Shares issued for
     cash (range $0.18
     -$0.45 per share)                   4,033,329    2,420            1,201,070                                        1,203,490
    Shares issued for
      services                             621,206      373              314,781                                          315,154
    Stock options granted                                 -              134,822                                          134,822
    Stock subscribed                                          232,000                                                     232,000
Foreign Currency
  Transalation
  Adjustment                                                                                        25,120                 25,120
Net loss                                                                             (979,395)                           (979,395)
                     --------- -------- ----------- -------- -------- ----------- -----------  ------------ --------- -----------
BALANCES October
  31, 2004                  -        -  24,197,002  $ 14,518 $232,000 $1,990,268  $(1,356,275)    $ 17,644       $ -    $ 898,155

Shares issued during
  the period:
    Shares issued
      for cash
      (range $0.18
      -$0.60 per
      share)                             1,266,665      760              372,240                                          373,000
    Shares issued
      for services                         102,067       61               77,164                                           77,225
    Shares issued
      for acquisition
      of Hotel
      Net, LLC                           2,750,000    1,650            1,645,850                                        1,647,500
    Stock options
      exercised                             51,961       31               25,949                                           25,980
    Treasury stock
      received for
      cashless option
      exercises                            111,875                                                           (25,981)     (25,981)
    Treasury stock
      issued for
      services                              25,000       15                8,394                              10,841       19,250
    Reduction of
      treasury stock
      issued for
      services                             (25,000)                                                                             -
    Stock options
      granted                                                            263,566                                          263,566
    Subscribed stock
      issued                                                 (232,000)                                                   (232,000)
    Repayment of
      Hotel Net
      shareholder
      investment                                                        (127,600)                                        (127,600)
    Beneficial
      conversion
      feature of
      convertible
      debentures                                                         390,529                                          390,529
Foreign Currency
  Translation
  Adjustment                                                                                        48,634                 48,634
Net (loss) profit                                                                  (4,140,235)                         (4,140,235)
                     --------- -------- ----------- -------- -------- ----------- -----------  ------------ --------- -----------
BALANCES October
  31, 2005                $ -      $ - $28,479,570  $17,035       $ - $4,646,360  $(5,496,510)    $ 66,278  $(15,140)   $(781,977)

Shares issued during
  the period:
    Shares issued
      for services                         187,500      113    22,500     22,387                                           45,000
    Stock options
      granted                                                             71,170                                           71,170
Foreign currency
  translation
  adjustment                                                                                        14,106                 14,106
Net (loss) profit                                                                    (942,950)                           (942,950)
                     --------- -------- ----------- -------- -------- ----------- -----------  ------------ --------- -----------
Balances April
 30, 2006                   -        -  28,667,070  $17,148  $ 22,500 $4,739,917  $(6,439,460)    $ 80,384  $(15,140) $(1,594,651)
                     ========= ======== =========== ======== ======== =========== ===========  ============ ========= ===========

                       SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended April 30, 2006 and 2005 (Unaudited)
--------------------------------------------------------------------------------

                                             Three Months Ended April 30,    Six Months Ended April 30,
                                                 2006          2005              2006         2005
                                               ---------    ---------         ---------    ---------
Net Earnings (Loss)                            $(309,477)   $(498,188)        $(942,950)   $(636,567)

Other Comprehensive Income (Loss)
      Derative gain/(loss)                        30,945           --           121,210           --
      Foreign Currency Translation Adjustment      2,938       (8,566)           14,106       37,120
                                               ---------    ---------         ---------    ---------

Net Comprehensive (Loss)                       $(275,594)   $(506,754)        $(807,634)   $(599,447)
                                               =========    =========         =========    =========

              SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows
For the Three and Six Months Ended April 30, 2006 and 2005 (Unaudited)
--------------------------------------------------------------------------------

                                                           Three Months Ended April 30,    Six Months Ended April 30,
                                                           ----------------------------    --------------------------
                                                                2006          2005          2006            2005
                                                              ---------    ---------       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Earnings (loss)                                      $(309,477)   $(498,188)      $(942,950)   $(636,567)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
         Depreciation                                            18,861       10,397          38,895       21,653
         Compensation expense on fair market
            value of options issued                              36,076           --          36,076           --
         Compensation expense on intrinsic
            value of options issued                              92,446       35,094         139,764
         Stock issued for services                               22,500       27,612          45,000       27,612
         Amortization of beneficial conversion feature           97,632           --         195,264           --
         Derivative gain on warrants issued with debentures     (30,945)          --        (121,210)          --
         Deferred tax benefit                                        --           --              --           --
         Loss on the sale of fixed assets                            --           --          20,337           --
CHANGES IN CURRENT ASSETS AND CURRENT
     LIABILITIES: (Net of effect of acquisition)
     (Increase) decrease in current liabilities:
         Accounts receivable                                   (190,288)     104,740         (73,963)     274,157
         Other receivables                                       61,594           --         141,432       21,937
         Prepaid expenses                                         1,939        6,918           6,843       (6,443)
         Inventory                                               28,566      (89,851)          3,662      169,803
     Increase (decrease) in current liabilities:
         Accounts payable and accrued expenses                   25,576       41,633          17,195     (329,426)
         Accrued Payroll                                        (22,035)       2,807          27,201       (9,490)
         Accrued other                                           46,513           --          60,105       47,951
         Deferred revenue                                        54,862      (10,900)        174,244     (195,323)
                                                              ---------    ---------       ---------    ---------
         CASH USED FOR OPERATING ACTIVITIES                    (158,626)    (312,386)       (336,775)    (474,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of furniture and equipment                  (6,099)     (13,211)        (11,800)     (22,428)
                                                              ---------    ---------       ---------    ---------
         CASH USED FOR INVESTING ACTIVITIES                      (6,099)     (13,211)        (11,800)     (22,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Sale of common stock                                        --       81,000              --       81,000
         Repayment of loans                                      (2,236)          --          (4,442)          --
                                                              ---------    ---------       ---------    ---------
         CASH USED FOR FINANCING ACTIVITIES                      (2,236)      81,000          (4,442)      81,000
     EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (5,369)     (13,837)         (7,456)      42,397
NET INCREASE (DECREASE) IN CASH                                (172,330)    (258,434)       (360,473)    (373,403)
CASH, beginning of period                                       309,295      360,509         497,438      475,478
                                                              ---------    ---------       ---------    ---------
CASH, end of period                                           $ 136,965    $ 102,075       $ 136,965    $ 102,075
                                                              =========    =========       =========    =========
     Taxes paid                                               $      --    $   2,572       $      --    $   2,572
     Interest paid                                            $      --    $      --       $      --    $      --
Other non-cash investing and financing activities:
     Shares issued for services                               $      --    $  27,612       $  22,500    $  27,612

               SEE NOTES TO FINANCIAL STATEMENTS

                                Superclick, Inc.
                    Notes to Financial Statements (Unaudited)
           For The Three and Six Months Ended April 30, 2006 and 2005

Note A-Organization And Summary Of Significant Accounting Policies

Basis of Presentation
---------------------

The unaudited financial statements of Superclick, Inc. as of April 30, 2006 and for the three and six month periods ended April 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB/A for the year ended October 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

On October 6, 2003 the Superclick, Inc. amended its articles of incorporation by changing the name of the Company from Grand Prix Sports, Inc. to "Superclick, Inc." to more accurately reflect the nature of its business after the recapitalization effected by the reverse merger.

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

Advertising
-----------

The Company expenses all advertising as incurred. For the year ended October 31, 2005 the Company incurred approximately $45,531 in marketing and advertising expense. For the three months ended April 30, 2006 and 2005, the Company incurred approximately $26,041 and $13,828, respectively in advertising expense. For the six months ended April 30, 2006 and 2005, the Company incurred approximately $28,864 and $31,527, respectively in advertising expense.

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

Intangible assets
-----------------

A summary of the treatment of intangible assets of the corporation is summarized as follows:

                                                    April 30, 2006
                          Gross Intangible          -----------------              Net
                               Assets          Accumulated Amortization     Intangible Assets
                          ----------------     ------------------------     -----------------
Other intangibles                500                     500                        0

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

In December 2004, the FASB issued a revision to SFAS 123 (revised 2004), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statements eliminate the alternative method of accounting for employee share- based payments previously available under APB
25. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company has implemented the revised standard in the second quarter of fiscal year 2006 (See Note N).

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

Concentrations of credit risk
-----------------------------

The Company performs ongoing credit evaluations of its customers. For the three months ended April 30, 2006, two customers individually accounted for 31% (16% and 15%) of accounts receivable. No other customers accounted for more than 10% of accounts receivable as of April 30, 2006.

During the three months ended April 30, 2006, the Company's largest customer accounted for 17% of sales.

During the three months ended April 30, 2005, the Company's two largest customers accounted for 28% and 18% of sales respectively.

For the three months ended April 30, 2006 and 2005, approximately 26% and 29%, respectively of the Company's net sales were made to customers outside the United States.

Disclosure about Fair Value of Financial Instruments
----------------------------------------------------

The Company estimates that the fair value of all financial instruments at April 30, 2006, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE B - ACCOUNTS RECEIVABLE
----------------------------

The accounts receivable balance as of April 30, 2006 is reported net of an allowance for doubtful accounts of $37,523.

NOTE C - INVENTORY
------------------

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at April 30, 2006.

           Computer equipment   $113,686

                                --------
                                $113,686
                                ========

NOTE D - PROPERTY AND EQUIPMENT
------------------------------

Property and equipment consisted of the following at April 30, 2006:

Furniture & fixtures       $ 129,686
Computer hardware            169,676
Leasehold improvements        31,351
Fabrication mold and dye      20,307
Computer software             88,527
                           ---------
                             439,547
Accumulated depreciation    (160,197)
                           ---------
Fixed assets, net          $ 279,350
                           =========

During the six months ended April 30, 2006, the Company received no proceeds on the disposal of office equipment and furniture whose historical cost was $31,446. The disposal resulted in a write-down in accumulated depreciation of $5,309, and a loss of $20,337.

Depreciation expense for the three months ended April 30, 2006 and 2005 was $18,861 and $10,397, respectively. Depreciation expense for the six months ended April 30, 2006 and 2005 was $38,895 and 21,653, respectively.

NOTE E - ACCOUNTS PAYABLE
-------------------------

Accounts payable at April 30, 2006 consisted of $433,670 for inventory, $353,077 in trade payables and $77,826 of interest payable.

NOTE F - ACCRUED PAYROLL
------------------------

Accrued payroll consisted of $48,250 of accrued wages and $36,553 of accrued vacation payable.

NOTE G - ACCRUED OTHER
----------------------

Accrued other consisted of $55,706 of installation customer deposits and $31,613 related to Canadian taxes.

NOTE H - DEFERRED REVENUE
-------------------------

Deferred revenue is recorded in a manner consistent with the Company's revenue recognition policy. The Company generally enters into one-year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance. The Company defers such payment and recognizes revenue ratably over the contract period. As of April 30, 2006, the Company's deferred revenue balance was $325,317.

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

The notes matured on January 1, 2006. They accrue interest at the rate of nine percent (9%) per annum. For the three and six months ended April 30, 2006, the Company recognized $7,681 and $10,270, respectively of interest expense on these notes, which is reflected in the accounts payable balance of $859,848.

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

The debentures provide that the holders may only convert the debenture if the number of shares held by the lender or its affiliates after conversion would not exceed 4.99% of the outstanding shares of the Company's common stock following such conversion.

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

The issuance costs related to the convertible debentures of approximately $215,000 in cash was capitalized and is being amortized over the life of the debt. For the three and six months ended April 30, 2006, the Company recognized $53,750 and $107,500, respectively as other expense related to the amortization of the issuance costs.

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability since the warrants contain registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration, and the cashless exercise feature of the warrants and variable exercise price which support the notion of net-cash settlement and treatment of the warrants as a liability. The initial value of the warrants was treated as a discount to the debenture and recorded as a liability. The Company calculated the initial value of the warrants on the closing date of the transactions as being $658,973 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $.5949, volatility 175%, risk free rate 4.32%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants had a value of $193,199 at October 31, 2005 and the company recognized a derivative gain of $465,774 from the initial value date to October 31, 2005. As of April 30, 2006, the value of the warrants was reassessed using the Black-Scholes option-pricing model using the following assumptions: expected term 4.25 years, exercise price $.30, volatility 165%, risk free rate 5.07%, and zero dividend yield. The warrants have a value of $71,989 at April 30, 2006. For the three and six months ended April 30, 2006, the company recognized a derivative gain of $30,945 and $121,210, respectively

The Company determined that the $1.75 million debenture was issued with a beneficial conversion feature ("BCF") due to the conversion price ($.5949) being less than the closing stock price ($.79) on the date of issuance, and the conversion feature being in-the-money. Conversely, on the issuance date of the $0.5 million debenture the conversion feature was not in-the-money and no BCF was recognized. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants described above, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital at its fair value of $390,529 on the date of issuance as determined using the intrinsic value method. The discount will be amortized to interest expense over the life of the debenture. The company has recognized $65,088 in non-cash interest expense attributable to the amortization of this discount through October 31, 2005. For the three and six months ended April 30, 2006, the company recognized $97,632 and $195,264, respectively in non-cash interest expense attributable to the amortization of this discount.

NOTE K - COMMITMENTS
--------------------

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company has also entered into non-cancelable operating leases for office equipment and computers at monthly payments of $634. Future lease payments under these operating leases are as follows:

           Year Ended October 31,
           2006                       28,296
           2007                       55,011
           2008                       52,937
           2009                       48,525
           2010                           --
                                    --------
                                    $184,769
                                    ========

During the three and six months ended April 30, 2006, the Company incurred $16,093 and $39,383 in rent expense. We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

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

Stock issued for Services
-------------------------

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

On January 5, 2006 the company issued 187,500 shares, valued at fair market value of $0.12 per share, or $22,500 to Directors for services rendered.

For the three months ended April 30, 2006, the Company accrued $22,500 to common stock payable for Director services rendered.

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

During the three and six months ended April 30, 2006, there was no stock option activity.

Acquisition of Hotel Net, LLC
-----------------------------

On July 21, 2005, the Company issued 1,500,000 shares of Common Stock to the shareholders of Hotel Net, LLC pursuant to the July 18, 2005 Letter of Intent. The shares were valued at fair market value of $0.64, or $960,000. Also, in connection with the purchase of Hotel Net LLC, on September 14, 2005, the Company issued 1,250,000 shares of common stock to the shareholders of Hotel Net, LLC. The shares were valued at fair market value of $0.55, or $687,500 (See
Note I).

NOTE M - WARRANTS
-----------------

At April 30, 2006 the Company had 966,665 "B" Warrants, 2,099,999 "A" Warrants and 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

--------------------------------------------------------------------------------
                                         Exercise
   Warrant           Number of           Price Per          Expiration
    Class             Warrants            Warrant              Date
--------------     ---------------      ------------     -----------------
      B                   386,666            $ 0.24                9/9/06
      B                   193,333            $ 0.24               9/29/06
      B                   193,333            $ 0.24              10/15/06
      B                   193,333            $ 0.24              10/22/06
                   ---------------
  Subtotal                966,665

      A                    55,555            $ 0.60               4/14/07
      A                   100,000            $ 0.60               4/19/07
      A                   444,444            $ 0.60               4/19/07
      A                   100,000            $ 0.60               4/23/07
      A                   200,000            $ 0.60               4/29/07
      A                   100,000            $ 0.60               4/29/07
      A                   100,000            $ 0.60                5/7/07
      A                   200,000            $ 0.60               5/10/07
      A                   100,000            $ 0.60               5/12/07
      A                   100,000            $ 0.60               5/17/07
      A                   100,000            $ 0.60               5/24/07
      A                    11,000            $ 0.60               5/24/07
      A                   100,000            $ 0.60                6/2/07
      A                   100,000            $ 0.60               6/16/07
      A                    89,000            $ 0.60               6/17/07
      A                   200,000            $ 0.60               3/30/08
                   ---------------
Subtotal                2,099,999

Debenture                 735,370      >or=to $0.30             7/31/2010
Debenture                 230,627      >or=to $0.30             8/17/2010
                   ---------------
Subtotal                  965,997
                   ---------------
Total                   4,032,661
                   ===============

--------------------------------------------------------------------------------

During the year ended October 31, 2005, 100,000 "A" Warrants were exercised resulting in $60,000 to the Company and the issuance of 100,000 shares of Common Stock.

During the three and six months ended April 30, 2006, there was no warrant activity.

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

The following table summarizes the Company's stock option activity for the three months ended April 30, 2006:

                                                    2006
                                         -----------------------------
                                                      Weighted Average
                                           Shares     Exercise Price
                                         ---------    ----------------
Outstanding at beginning of period       1,460,481          $   0.52
Granted                                         --
Forfeited                                 (166,667)             0.55
Exercised                                       --
                                         ---------          --------
Outstanding at end of period             1,293,814          $   0.52
                                         =========          ========
Options exerciseable at end of period    1,276,314
                                         =========

The following table summarizes information about the Company's stock options outstanding at April 30, 2006:


                     Options Outstanding                            Options Exercisable
               ---------------------------------                  ------------------------
                   Number             Weighted       Weighted                     Weighted
  Range of      Outstanding            Average       Average                       Average
  Exercise     At January 31,       Contractural     Exercise        Number       Exercise
   Prices           2006            Life (years)      Price       Outstanding       Price
----------     --------------       ------------     --------     -----------     --------
$     0.50        589,856                    -        $ 0.50        589,856         $ 0.50
      0.50        520,625                 0.09          0.50        508,125           0.50
      0.65        137,500                    -          0.65        137,500           0.65
      0.60         45,833                 0.61          0.60         40,833           0.60
Total           1,293,814                 0.06        $ 0.52      1,276,314         $ 0.52

During the three months ended April 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123r") using the Modified Prospective Method ("MPA"). Previously, the Company accounted for stock options utilizing the intrinsic value method for fixed awards under the provisions of Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under SFAS 123r, the Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants. The Company is not required to make a cumulative effect adjustment as a result of adopting the MPA of SFAS 123r. The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future. During the three months ended April 30, 2006, the Company recognized compensation expense of $42,497 and forfeitures of $6,421.

During the three months ended April 30, 206, under the previous method, APB 25, the company would have recognized compensation expense of $21,875.

The following table illustrates the effect of implementing SFAS 123r compared to APB 25 for the three months ended April 30, 2006:

--------------------------------------------------------------------------------
                                       FAS 123r       APB 25      Difference
                                     -------------  -----------   ----------

Loss from continuing operations         $(134,359)   $(113,737)   $  20,622
Loss before income taxes                 (315,897)    (295,275)   $  20,622
Net income                               (315,897)    (295,275)   $  20,622

Cash used for operating activities       (158,626)    (179,248)   $ (20,622)
Cash used for financing activities         (2,236)      (2,236)   $      --

Earnings per share                      $  (0.011)   $  (0.010)   $   0.001
--------------------------------------------------------------------------------

To date the Company has recognized net compensation expense, including forfeitures in the amount of $469,558.

The following information is provided in accordance with SFAS No. 123r, Share-Based payment, paragraph 84. If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123r, the pro forma effect on the Company's net loss per share for the three months ended April 30, 2005 would have been:

                                                                            Three Months
                                                                                Ended
                                                                           April 30, 2005
                                                                           --------------
Net loss as reported                                                         ($498,188)
                                                                             ---------
Intrinsic value compensation cost expensed under APB 25                      ($ 92,446)
Fair value compensation cost that would have been expensed under SFAS 123r   ($139,739)
                                                                             ---------
                                                                             ---------
Increase in compensation expense over APB 25                                 ($ 47,293)
                                                                             ---------
Pro forma net loss if SFAS 123 been applied to all awards                    ($545,481)

Net loss per share, as reported                                              ($  0.020)
Pro forma net loss per share if SFAS 123 been applied to all awards          ($  0.022)
                                                                             ---------

No options were granted during the quarter ended April 30, 2006.

NOTE O - NET OPERATING LOSS CARRY FORWARD
-----------------------------------------

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

                     United States Corporation Income Taxes
--------------------------------------------------------------------------------
      Year of Loss                   Amount                   Expiration Date
   -----------------              ------------               -----------------
    October 31, 2005               $ 4,184,331                October 31, 2025
    October 31, 2004                   898,697                October 31, 2024
    October 31, 2003                    53,638                October 31, 2023
   December 31, 2002                    80,395               December 31, 2022
   December 31, 2001                    91,564               December 31, 2021
   December 31, 2000                    88,027               December 31, 2020
   December 31, 1999                    18,936               December 31, 2019
                                   -----------
                                   $ 5,415,588
                                   ===========

The expiration dates for U.S. net operating losses (NOL) may be extendable under
Section 381 of the U.S. Internal Revenue Code.

                      Canadian Income Taxes (Stated in CAD)
--------------------------------------------------------------------------------
  Year of Loss                     Amount                  Expiration Date
--------------------------------------------------------------------------------
October 31, 2005               $      678,878              October 31, 2012
October 31, 2004                      151,332              October 31, 2011
October 31, 2003                        5,322              October 31, 2010
October 31, 2002                      350,910              October 31, 2009
October 31, 2001                       24,879              October 31, 2008
                               --------------
                               $    1,211,321
                               ==============

At October 31, 2005 a valuation allowance for the full amount of the net deferred tax asset generated during that year was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

For the year ended October 31, 2004, the Company recognized $47,697 as receivable for research and development and accrued $35,432 as a deferred tax benefit created by research and development activities that occurred during the fiscal year then ended. No valuation allowance was recorded in connection with the deferred tax benefit, generated during the year ended October 31, 2004, as it was the opinion of management that they would have the ability to utilize it in the future.

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

NOTE P - RELATED PARTY TRANSACTION
----------------------------------

Mr. Pitcher, Chairman of the Company, provides consulting services to the Company in exchange for monthly compensation of $2,500 and related expenses. During the three months ended April 30, 2006, Mr. Pitcher received $12,285.

NOTE Q - GOING CONCERN AND MANAGEMENT'S PLANS
---------------------------------------------

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

NOTE R - SUBSEQUENT EVENTS
--------------------------

On May 3, 2006, the Company issued 800,128 shares of common stock in payment of three months of accrued interest on the convertible debenture described in Note J.

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

OVERVIEW

RESULTS OF OPERATIONS
---------------------

THREE AND SIX MONTHS ENDED APRIL 30, 2006 AND 2005

REVENUE

Net Revenue for the three months ended April 30, 2006 and 2005 was $907,809 and $735,933, respectively. Net Revenue for the six months ended April 30, 2006 and 2005 was $1,569,950 and $2,095,667, respectively. Compared to the same period last year, the three month increase of $171,876, or 23.4% was mainly due to an increase in the number of installations and rooms under support as a result of positive results from efforts of our new sales team. The unfavorable year-to-date revenue variance of $525,717 or 25.1% was mainly due to a negative impact resulting from our transition of a new sales team and certain restructuring efforts during the first quarter ended January 31, 2006.

GROSS PROFIT

Gross profit for the three months ended April 30, 2006 and 2005 was $431,322 or 47.5% and $351,263 or 47.7% respectively. The three month increase in gross profit on a year over year basis was a result of increased revenue. Gross profit for the six months ended April 30, 2006 and 2005 was $638,638 or 40.7% and $814,274 or 38.9%, respectively. The six month decrease in gross profit on a year over year basis is commensurate with the decrease in net revenue. Compared to the same period last year, there was a 1.8% improvement in gross margin mainly due to a more favorable sales mix between product and services.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses for the three months ended April 30, 2006 and 2005 were $559,261 and $849,451 respectively. Selling, General and Administrative expenses for the six months ended April 30, 2006 and 2005 were $1,261,789 and $1,450,841 respectively. Compared to the same periods last year, the three and six month decrease of $290,190 or 34.2% and $189,052 or 13.0%, respectively, was mainly due to restructuring efforts undertaken during the first quarter.

LOSS FROM OPERATIONS

The loss from operations for the three months ended April 30, 2006 and 2005 was $127,939 and $498,188, respectively. Compared to the same period last year, the favorable variance of $370,249 or 74.3% was mainly due to cost reduction and certain restructuring efforts undertaken by the Company. For the six months ended April 30, 2006 and 2005, the loss from operations was $623,151 and $636,567, respectively. Compared to the same period last year, the favorable variance of $13,416 or 2.1% was similarly to the quarter, as a result of cost reduction and certain restructuring efforts undertaken by the Company.

NET LOSS

Net loss for the three months ended April 30, 2006 and 2005 was $309,477 and $498,188, respectively. Net loss for the six months ended April 30, 2006 and 2005 was $942,950 and $636,567, respectively. The three month year-over-year favorable variance in net loss of $188,711 or 37.9% was as a result of the favorable loss from operations variance. The six month year-over-year unfavorable variance of $306,383 or 48.1% was mainly due to the costs associated with the convertible debenture including the non-cash amortization of the beneficial conversion feature, deferred financing costs and interest expense offset by a derivative gain on the warrants associated with the convertible debenture.

FINANCIAL CONDITION
-------------------

From inception to April 30, 2006, we incurred an accumulated deficit of $6,439,460, and we expect to incur additional losses into the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the operating subsidiary.

We have financed our operations since inception primarily through equity and debt financing. During the three and six months ended April 30, 2006, we had a net decrease in cash of $172,330 and $360,473, respectively. Total cash resources as of April 30, 2006 was $136,965 compared with $309,295 on January 31, 2006 and $497,438 at October 31, 2005.

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

THE COMPANY'S LIQUIDITY PLAN

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. Net loss for the year ended October 31, 2005 and three and six months ended April 30, 2006 was $4,140,235, $309,477 and $942,950 respectively, while cash used for operations was $1,838,615, $158,626 an d$336,775, respectively.

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

966,665 "B" Warrants and 2,099,999 "A" Warrants were unexercised as of April 30, 2006.

No warrants were exercised during the three months ended April 30, 2006.

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

As of April 30, 2006, we had exercisable stock options outstanding to purchase 1,390,064 shares of common stock, warrants to purchase 4,032,661 shares of common stock, and convertible debentures convertible in accordance with a formula based on the 45 day trailing average price of our common stock. To the extent such options or warrants are exercised and convertible notes are converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of April 30, 2006, a total of 17,099,776 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

                                     Part II

ITEM 4. Exhibits and Reports On Form 8-K

(A)   Reports on Form 8-K

We filed a report on Form 8-K on February 7, 2006 announcing the resignation of Jacobo Melcer from the Company's board of directors.


(B)   Exhibits

      31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934*

      31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934*

      32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

      32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

* Filed herewith.


ITEM 5. Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Date June 15, 2006              Superclick, Inc.
                                        /s/ Sandro Natale
                                        ---------------------------
                                        Name: Sandro Natale
                                        Title: Interim CEO