Form 10KSB/A
period 2005-10-31
SUPERCLICK INC
filed 2006-08-29
CIK 1104891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 2005 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No. 333-31238

SUPERCLICK, INC.
(Exact name of registrant as specified in its charter)

Washington	52-2219677
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

11995 EL CAMINO REAL
SUITE 301
SAN DIEGO, CA 92130
 (Address, Including Zip Code, Including Area Code, Of Registrant's mailing address in Texas)

Registrant’s telephone number, including area code:
(858) 518-1387

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
Common Stock, par value $.0006 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the year ended October 31, 2005 were $3,205,696.

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

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒
EXPLANATORY NOTE

This Amendment on Form 10-KSB/A to Superclick, Inc. (the "Company" or the "Registrant") Annual Report on Form 10-KSB for the year ended October 31, 2005 (the "Original Filing") which was filed with the Securities and Exchange Commission on February 15, 2006, is being filed to amend the Original Filing as follows:

☒ Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Update results of Company’s operations to reflect restated financial statements.

☒ Item 7. Financial Statements. To restate financials for the year ended October 31, 2005 to recognize $143,990 of amortization related to the warrant discount from our convertible debentures using the effective interest method.

☒ Exhibits 31 Rule 13a-14(a) Certifications to conform exactly to Item 601(b)(31) of Regulation S-B and Securities Act Release No. 33-8238.

Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing. This Form 10-KSB/A is filed as a result of the Company becoming aware of a reporting oversight. Consent of our independent auditors is attached to this Form 10-KSB/A as Exhibit (23) (i) and certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SUMMARY OF CORPORATE HISTORY

Superclick, Inc. (“Superclick” or the “Company”) was founded on June 3, 1999 as a holding company with the primary objective of acquisitions.

Pursuant to a share purchase (the “Share Purchase Agreement”) agreement dated October 7, 2003, Superclick, Inc (“Superclick”, the “Company” or the “Registrant”) completed an acquisition of Superclick Networks, Inc. The acquisition was accounted for as a recapitalization effected by a reverse merger, wherein Superclick Networks, Inc. is considered the acquirer for accounting and financial reporting purposes. The pre-merger assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. The accumulated deficit of Superclick Networks, Inc. has been brought forward, and common stock and additional paid-in-capital of the combined company have been retroactively restated to give effect to the exchange rates as set forth in the merger agreement.

Superclick Networks, Inc. (“SNI”)was organized on August 24, 2000, in Montreal, Quebec, Canada. SNI is in the business of providing and installing broadband high speed Internet connection equipment in hotels on a worldwide basis, and 24x7 customer support at its owned and operated Montreal-based call center.

On October 6, 2003, Superclick, Inc. amended its articles of incorporation by changing the name of the Company from Grand Prix Sports, Inc. to Superclick, Inc.

Pursuant to the Share Purchase Agreement, , Superclick acquired 100% of the issued and outstanding shares of SNI. from its shareholders. In consideration for acquiring all of SNI’s shares Superclick issued to SNI’s shareholders 14,025,800 shares of Superclick, Inc.’s common stock. As a result of the acquisition, the former shareholders of SNI held immediately after the acquisition 71.7% of the issued and outstanding shares of the Subsidiary’s common stock. The remaining 28.3% was held by Superclick, Inc.’s shareholders. In addition, and pursuant to the Share Purchase Agreement, Superclick changed its year-end to October 31 to coincide with the year-end of SNI. In October, the Company also retroactively affected a 1 for 6 common stock split and retroactively assigned $0.0006 par value to common stock where no value had been previously stated. All share and per share amounts shown in these financial statements reflect the stock split for all periods presented.

Superclick emerged from the development stage during the year ended October 31, 2005.
Superclick’s primary objective is to continue to expand its installed room base throughout North America, Europe, Latin America and the Caribbean, and to provide 24x7 dedicated customer support to its hotel customers. At present, the Company has installed its IP management product in approximately 80,000 rooms.

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

BUSINESS

The Company provides IP-based data management solutions via its SIMS (“Superclick Internet Management System”) supported by a 24x7 customer support center to the hospitality, MTU, university and healthcare markets. SIMS™ is Linux-based software, typically referred to as Visitor-Based Networking (VBN) software, which manages the provisioning and administration of Internet access in the hospitality, Multi-Tenant Unit (MTU), university and healthcare markets.

Superclick markets and installs SIMS™ as part of a turnkey hardware and software deployment for its customers and also provides follow-on maintenance and guest service support through its 24x7 helpdesk. SIMS™ can be deployed with hardware which provides High Speed Internet Access (HSIA) via Ethernet, DSL, WiFi or in combination. The Company’s SIMS™ platform has been successfully deployed in approximately 500 hotels throughout the United States, Canada, Europe, Latin America and the Caribbean.

The Company’s customers include the Commonwealth Hospitality Group, InterContinental Hotels Group, Candlewood Suites, Comfort Inn, Crowne Plaza, Doubletree, Fairfield Inn, Fairmont Hotels & Resorts, Four Points by Sheraton, Hampton Inn & Suites, Hilton, Holiday Inn, Hampton Inn, JW Marriott, Novotel, Quality Suites, Radisson, Residence Inn, Sheraton, Staybridge Suites, Travelodge, Westin and Wyndham.

Business Model

Superclick’s current business model is to provide its customers with a turnkey installation of a SIMS™-based HSIA system. Customers purchase the hardware, software and installation services outright, retaining control of how the service is marketed to guests, tenants and other users as well as any associated revenue charged. This provides Superclick with one-time revenue and represents the majority of current revenue to date.

Superclick also provides customers with 24/7 guest support services through toll-free access to its Montreal-based helpdesk. The Company generally charges customers a flat fee on a per-room, per-year basis for access to the helpdesk by guests and users. A per-call and bundled guest service offering is also offered in select markets. Customer support revenue is a growing revenue stream as customers are added to Superclick’s footprint and are a second, recurring source of revenue.

In addition, Superclick continues to develop a suite of “IP (Internet Protocol) services” with revenue generating features that allow customers in select markets with the ability to leverage their Internet infrastructure to increase revenues and achieve a substantial ROI. Superclick creates revenue sharing arrangements with hotels based on these features, creating yet another revenue stream to its business model.

COMPETITION

Nearly all of our business is awarded by hoteliers and property management companies through competitive procurements. The Internet management services industry is highly competitive and many of Superclick’s competitors are larger and have greater financial resources than we do. We obtain much of our business on the basis of proposals to new and existing customers. Competition usually centers on successful past performance, technical capability, management, personnel experience and price.

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

Sandro Natale, one of the Company’s founders and current CEO, is intimately involved in our business and has day to day relationships with critical customers and is also critical to our product development. Superclick is not able to afford additional staff to supplement these key personnel. Competition for highly skilled business, product development, technical and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. A failure on our part to retain the services of key personnel could have a material adverse effect on our operating results and financial condition. We do not maintain key man life insurance on any of our employees.

The market in which the Company competes is intensely competitive and actions by competitors could render its services less competitive, causing revenue and income to decline.

The ability to compete depends on a number of factors outside of the Company's control, including:

•
the prices at which others offer competitive systems, including aggressive price competition and discounting on individual contracts, which may become increasingly prevalent due to worsening economic conditions;

•	the ability of competitors to undertake more extensive marketing campaigns;
•	the extent, if any, to which competitors develop proprietary offerings that improve their ability to compete;
•	the ability of the Company's customers to supply the solutions themselves; and
•	the extent of competitors' responsiveness to customer needs.

The Company may not be able to compete effectively on these or other factors. If the Company is unable to compete effectively, market position, and therefore revenue and profitability, would decline.

International business exposes the Company to various foreign requirements, which could interfere with business or operations and could result in increased expenses and declining profitability.

International operations create special risks, including:

•	statutory requirements, which may impair the Company's ability to expatriate foreign profits to help fund domestic operations;
•	greater difficulties in managing and supplying turnkey installation at foreign locations;
•	cultural differences that adversely affect utilization;
•	unexpected changes in trading policies, legal and regulatory requirements, tariffs and other foreign taxes;
•	greater difficulties in enforcing agreements with clients and collecting accounts receivable;
•
the tax system of foreign countries, which may tax the Company's foreign income at higher rates than in the United States and may subject foreign earnings to withholding requirements or tariffs, exchange controls or other restrictions;

•
legal requirements and regulations of various foreign countries, which may make compliance by the Company with such laws and regulations difficult and may make enforcement of the Company's intellectual property rights more difficult; and

•
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

The Company's functional currency is the United States dollar. However, the Company’s operating subsidiary’s functional currency is the Canadian Dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment has been recorded as separate component of stockholder’s equity. The Company believes that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company's financial position, results of operations and cash flows.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our research and development activities and administrative offices are primarily located in Montreal, Quebec, Canada. We have recently relocated our corporate address from Laguna Hills, California, to Dallas, Texas. Superclick, Inc. does not own any real property. The following information presents certain information about our leased properties:
	Approximate Square	Date Current
Location	Feet	Expires	Monthly Rent

10222 Boul. St-Michel	6,750 sq. ft.	Sept. 30, 2009	US$4,082
Suite 300
Montreal, Quebec H1H 5H1
Canada

11995 El Camino Real	NA - Executive Svc.	Month-to-Month	US$60.00
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

These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Low	High

2004
First Quarter	$.20	$.51
Second Quarter	$.26	$.97
Third Quarter	$.58	$1.16
Fourth Quarter	$.58	$.85

2005
First Quarter	$.75	$.93
Second Quarter	$.75	$1.10
Third Quarter	$.60	$1.02
Fourth Quarter	$.19	$.79

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

On March 4, 2004, the Company awarded its then CEO, John Glazik, a non-qualified stock option to purchase 884,784 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of March 3, 2006. The options vest and become exercisable at a rate of 38,866 per month over a twenty-four month period. Mr. Glazik’s employment with Superclick ceased on April 28, 2005. In accordance with Mr. Glazik’s Separation and Release Agreement with the Company dated June 9, 2005, a total of 589,856 shares had vested pursuant to Mr. Glazik’s Option Agreement. On June 1, 2004, the Company awarded employees non qualified stock options to purchase 720,000 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of June 1, 2006. The options vest and become exercisable at a rate of 90,000 per quarter over a twenty-four month period. On September 1, 2004, the company awarded its then CFO, Claude Smith, a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $0.65 per share with an expiration date of August 31, 2006. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period. Mr. Smith’s employment with Superclick ceased on April 28, 2005. In accordance with Mr. Smith’s Separation and Release Agreement with the Company, dated June 10, 2005, a total of 137,500 shares had vested pursuant to Mr. Smith’s Option Agreement.

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

The following table summarizes the Company's stock option activity for the year ended October 31, 2005:

	2005
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	1,904,784	$0.52
Granted	125,000	0.60
Forfeited	(457,428)	0.54
Exercised	(111,875)	0.50
Outstanding at end of year	1,460,481	$0.52

Options exerciseable at year end	1,147,564

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

During the year ended October 31, 2004 and pursuant to the September 2003 private placement, 1,933,330 of the series “A” Warrants were exercised at $.18 per share, resulting in $348,000 net proceeds to the Company and the issuance of 1,933,330 restricted common shares.

During the quarter ended April 30, 2004 and pursuant to the September 2003 private placement 966,665 of series “B” Warrants were exercised at $.24 per share, resulting in $232,000 net proceeds to the Company and the issuance of 966,665 restricted common shares. The shares were issued subsequent to year end and were classified as stock subscribed in Stockholder’s Equity at October 31, 2004 and issued subsequent to that year end. At October 31, 2005 966,665 “B” Warrants were unexercised.

As of October 31, 2004 and commensurate with the April 6, 2004 private placement filed under Form SB-2 with the SEC on June 8, 2004, the Company issued 1,999,999 shares of common stock in exchange for gross proceeds of $900,000. Each share issued in accordance with the private placement is entitled to one “A” Warrant with an exercise price of $0.60 per share.

During the year ended October 31, 2005, 100,000 “A” Warrants were exercised resulting in gross proceeds of $60,000. 2,099,999 “A” Warrants were unexercised as of October 31, 2005.

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

Stock Options

During the year ended October 31, 2005, three employees exercised their vested options by utilizing the option’s cashless feature whereby the exercise price of the common stock received is paid for with a portion of the shares exercised and which shares are returned to the company as Treasury Stock in lieu of cash. In total, 111,875 options were exercised with 51,961 shares of common stock issued to the optionees and 58,664 shares of common stock issued in the name of Superclick with $25,981 recorded to Treasury Stock.

On March 3, 2005 the Board of Directors increased the employee stock option pool established by the employee stock option plan to 3,500,000 from 2,000,000 (See Note N).

Acquisition of Hotel Net, LLC

On July 21, 2005, the Company issued 1,500,000 shares of Common Stock to the shareholders of Hotel Net, LLC pursuant to the July 18, 2005 Letter of Intent. The shares were valued at fair market value of $0.64, or $960,000. Also, in connection with the purchase of Hotel Net LLC, on September 14, 2005, the Company issued 1,250,000 shares of common stock to the shareholders of Hotel Net, LLC. The shares were valued at fair market value of $0.55, or $687,500.

Warrants

At October 31, 2005 the Company had 966,665 "B" Warrants, 2,099,999 "A" Warrants and 965,997 warrants related to convertible debentures (See Note J) outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date
B	386,666	$0.24	9/9/06
B	193,333	$0.24	9/29/06
B	193,333	$0.24	10/15/06
B	193,333	$0.24	10/22/06
Subtotal	966,665

A	55,555	$0.60	4/14/07
A	100,000	$0.60	4/19/07
A	444,444	$0.60	4/19/07
A	100,000	$0.60	4/23/07
A	200,000	$0.60	4/29/07
A	100,000	$0.60	4/29/07
A	100,000	$0.60	5/7/07
A	200,000	$0.60	5/10/07
A	100,000	$0.60	5/12/07
A	100,000	$0.60	5/17/07
A	100,000	$0.60	5/24/07
A	11,000	$0.60	5/24/07
A	100,000	$0.60	6/2/07
A	100,000	$0.60	6/16/07
A	89,000	$0.60	6/17/07
A	200,000	$0.60	3/30/08
Subtotal	2,099,999

Debenture	735,370	>or=to $0.30	7/31/2010
Debenture	230,627	>or=to $0.30	8/17/2010
Subtotal	965,997
Total	4,032,661

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

Overview

The Company derives the majority of its revenue from installation of its Superclick Internet Access Management System (SIMS) and fees for the maintenance, continuing call center support, and improvements to the system. Maintenance fees are tied to number of rooms served or access points in a client’s facility. Due to the Company's reliance on installation and/or retrofit contracts, variations in revenue levels may cause fluctuations in quarterly results. Factors such as a client's commitment to providing internet access to their guests/tenants, general economic and industry conditions and other issues could affect the Company's revenue and quarterly earnings. Quarterly revenue and earnings of the Company may also be impacted by the size of individual contracts relative to the annual revenues of the Company.

In addition to its North American operations, the Company has operations and contracts in Europe and the Caribbean. With the exception of Canadian operations, the majority of transactions in other regions are denominated using the United States dollar. However, some of the Company's transactions are in Canadian dollars; therefore, the Company is exposed to currency fluctuation risks.

We continue to develop our product offering and IP management solutions, listening carefully to our customers. Superclick emerged from the development stage during the fiscal year ended October 31, 2005, during which substantially all of the Company’s efforts were focused on commercial activities.

Here are some of the other significant milestones achieved during FY 2005:

•	The number of hotels installed and under contract increased from 116 to approximately 500. This represents an increase of rooms from 20,000 to approximately 80,000 over the year.
•	Concluded the acquisition of HotelNet LLC, adding close to 20,000 rooms to our footprint.
•	Concluded a round of $2.25 million in gross proceeds of a convertible debenture financing with Chicago Venture Partners LP.
•	Established global installations in Romania, the Caribbean and Latin America.

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
	$5,415,588

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

Canadian Income Taxes (Stated in CDN$)

Year of Loss	Amount	Expiration Date
October 31, 2005	$678,878	October 31, 2012
October 31, 2004	151,332	October 31, 2011
October 31, 2003	5,322	October 31, 2010
October 31, 2002	350,910	October 31, 2009
October 31, 2001	24,879	October 31, 2008
	$1,211,321

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

Results of Operations

Twelve Months Ended October 31, 2005 And 2004

Revenue

During the twelve months ended October 31, 2005 the Company had revenue of $3,205,696 compared to $2,552,739 for the twelve months ended October 31, 2004. The increase in net sales was the result of the acquisition of Superclick Networks, Inc., the validation of the Company’s products and the subsequent demand from customers. We completed several major contracts in 2005 that were not in place in 2004.

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

Net loss before extraordinary item for the twelve months ended October 31, 2005 and 2004 was $1,836,725 and $979,395, respectively. The twelve month year-over-year increase in net loss before extraordinary items was $857,330 and primarily due to the acquisition of Hotel Net, LLC and increased salaries.

Net loss after extraordinary items for the twelve months ended October 31, 2005 and 2004 was $4,284,225 and $979,395, respectively. The extraordinary loss of $2,447,500 represents the complete write down of the Company’s investment and goodwill in Hotel Net, LLC as a result of eliminating the Hotel Net LLC trade name, closure of the Hotel Net LLC facility, the precipitous drop in the price of Superlick, Inc. stock price from the transaction price levels of $0.64 and $0.55 to the current level of approximately $0.10 per share and significantly lower revenues than expected for the final two months of the year and which are not expected to materialize to a degree sufficient enough to warrant the existence of a related goodwill balance.

Research and Development

For the twelve months ended October 31, 2005 and 2004, research and development expense was $151,822 and $136,610, respectively. The twelve month year-over-year increase in research and development expense is attributable to the ongoing development and enhancement of the Company’s products to meet evolving customer and market demands.

Other Income and Expense

Interest expense for the twelve months ended October 31, 2005 and 2004 was $48,513 and $2,112, respectively. The twelve month year-over-year increase is due to the actual interest due to the holders of our convertible debentures

With respect to the convertible debentures, during the year ended October 31, 2005, the Company recognized non-cash amortization expense related to the beneficial conversion feature, deferred financing costs and warrant discount in the amount of $97,632, $53,750 and $143,990, respectively. In addition, the Company recognized a derivative gain related to the warrants which were issued in connection with the convertible debentures in the amount of $465,774. No such income and expense was incurred in 2004. See Note J to the financial statements.

FINANCIAL CONDITION

From inception to October 31, 2005, we incurred an accumulated deficit of $5,640,500, and we expect to incur additional losses for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the operating subsidiary.

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

The Company's Liquidity Plan

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. Net loss for the year ended October 31, 2005 was $4,284,225, while cash used for operations was $1,838,615.

During the year ended October 31, 2005, 100,000 of the series “A” Warrants were exercised at $.60 per share, resulting in $60,000 net proceeds to the Company and the issuance of 60,000 restricted common shares.

During the year ended October 31, 2005, 200,000 of the series “A” Warrants were exercised at $.45 per share, resulting in $90,000 net proceeds to the Company and the issuance of 200,000 restricted common shares.

966,668 “B” Warrants were unexercised as of October 31.

During the year ended October 31, 2005, the Company issued 127,067 shares of Common Stock in exchange for services with a total value of $96,475.

Our independent registered public accountants, Bedinger and Company have indicated that, based on the Company’s financial statements, the Company will continue as a going concern. Moreover, Bedinger and Company has noted that the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.

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

Contractual Obligations

Capital lease obligations:  Capital lease obligations relate to a copy machine used in the Company's Montréal office.

Operating lease obligations:  Operating lease obligations consist of office rental commitment for the Company's offices in Montréal, Québec, Canada. On October 1, 2004 the Company began a lease for office space in Montréal. The lease extends through September 30, 2009 at a rate of $4,082 per month.
The Company has also entered into non-cancelable operating leases for office equipment, computers. At October 31, 2005, our contractual obligations under these leases and other commitments were as follows:

Year Ended October 31,
2006	55,484
2007	55,011
2008	52,937
2009	48,525
2010	n/a
$211,957

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the year ended October 31, 2005. However, there can be no assurance the Company's business will not be affected by inflation in the future.

Private Placement of Convertible Debt

On August 1, 2005, the Company completed a private placement of convertible debentures generating gross proceeds of $1.75 million and the issuance of warrants to purchase 735,370 shares of the Company’s common stock. On August 18, 2005, the Company completed a private placement of convertible debentures generating gross proceeds of $0.5 million and the issuance of warrants to purchase 230,627 shares of the Company’s common stock. In total, the Company received $2.035 of net proceeds and issued 965,997 warrants. Third party fees totaled $215,000, which were paid in cash.

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

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability since the warrants contain registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration, and the cashless exercise feature of the warrants and variable exercise price which support the notion of net-cash settlement and treatment of the warrants as a liability. The initial value of the warrants was treated as a discount to the debenture and recorded as a liability. The Company calculated the initial value of the warrants on the closing date of the transactions as being $658,973 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $.5949, volatility 175%, risk free rate 4.32%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants have a value of $193,199 at October 31, 2005 and the company recognized a derivative gain of $465,774 from the initial value date to October 31, 2005. The initial discount of $658,973 to the debenture will be amortized over the term of the debenture, or twelve (12) months and calculated based upon the effective interest method. During the year ended October 31, 2005, the Company recognized $143,990 in non-cash interest expense related to the warrant discount.

The Company determined that the $1.75 million debenture was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($.5949) being less than the closing stock price ($.79) on the date of issuance, and the conversion feature being in-the-money. Conversely, on the issuance date of the $0.5 million debenture the conversion feature was not in-the-money and no BCF was recognized. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants described above, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital at its fair value of $390,529 on the date of issuance as determined using the intrinsic value method. The discount will be amortized to interest expense over the life of the debenture. The company has recognized $65,088 in non-cash interest expense attributable to the amortization of this discount through October 31, 2005.

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

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company’s Acting President and Acting Chief Financial Officer (who is the principal accounting officer), both of whom were appointed in the interim capacity in April, 2005, to evaluate the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, it was determined that our internal controls over the revenue recognition of our accounting staff with respect to revenue recognition in conjunction with service contract revenue was deficient. Specifically, the deferral and amortization over the life of a contract was not performed. In addition, we identified that certain issued and outstanding options that permit “cashless exercise” should be subject to variable plan accounting treatment under applicable accounting standards. Accordingly, previously unrecognized compensation expense needed to be recognized as compensation expense in our previously issued financial statements under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25” (Issue Date 3/00). See Note N to Notes to Financial Statements commencing at Page F-24 of this report.

Our President and then interim Principal Financial Officer also identified certain additional deficiencies in the second quarter of the Company’s 2005 fiscal year, including a lack of an appropriately rigorous system of policies and procedures for the internal review of financial reports, including inadequate staffing, training and expertise and improper accounting procedures for grants with “cashless exercise” provisions per Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25”. Our independent registered public accountants, Bedinger and Company have indicated that they considered these deficiencies to be material weaknesses as that term is defined under standards established by the Public Company Accounting Oversight Board (United States). These material weaknesses included the following: the ineffectiveness of a rule compliance checking procedure for SEC filings.

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

(b)	Changes in internal controls

Subsequent to the date of the evaluation referenced above, the Company recognized certain material weaknesses in its internal controls and procedures:

•	Lack of appropriately rigorous system of policies and procedures for the internal review of financial reports, including inadequate staffing, training and expertise.
•
Improper accounting procedures for grants with “cashless” exercise provisions for Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25”.

In accordance with Item 308 (c) of Regulation S-B, there were no changes in the Company’s internal control reporting in connection with the Company’s evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-KSB.

We have rescinded our cashless exercise provision for all outstanding option grants pursuant to a resolution adopted by the Board of Directors of the Company on June 1, 2005. Thus we expect that variable accounting will no longer be required after the end of the Company’s fiscal quarter ended July 31, 2005.

(c)	Restatement

In July, 2006 we discovered that the initiation of amortization related to the warrant discount of $658,973 (See NOTE J) was missed. As a result, the Company reacted by correcting the accounting treatment and restating (1) Form 10-KSB for the year ended October 31, 2005, (2) Form 10-QSB for the three months ended January 31, 2006, and (3) Form 10-QSB for the three and six months ended April 30, 2006.

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

GEORGE VESNAVER has been a Director of our company since August, 2004. Mr. Vesnaver is currently Director of Hewlett Packard’s (HWP-NYSE) Software Business Unit, and has been with HP for more than 20 years. His experience spans a number of areas including consulting, sales and distribution of enterprise software solutions to companies of all sizes. Mr. Vesnaver holds a bachelor’s degree in electrical engineering from Concordia University and an MBA in international business and finance from McGill University.

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

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Sandro Natale, CEO	2005 2004 2003	$141,391 $75,000 $42,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --
John Glazik, former CEO	2005 2004 2003	-- $90,000 --	-- $10,000 --	-- -- --	-- -- --	-- 884,784 ---	-- -- --	-- -- --

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

The aggregate fees billed for professional services rendered by Bedinger & Company for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 were $112,970. Additionally, Bedinger & Company has charged $7,200 for tax preparation services for fiscal year 2005.

(2)	Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Bedinger & Company for fiscal years 2004.

(3)	Audit Work Attributed to Persons Other than Bedinger & Company’s Full-time, Permanent Employees.

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
SIGNATURE	TITLE	DATE

/s/ Sandro Natale	Chief Executive Officer	February 10, 2006
Sandro Natale

/s/ Todd M. Pitcher	Interim Chief Financial Officer and	February 10, 2006
Todd M. Pitcher	Principle Accounting Officer

BOARD OF DIRECTORS

/s/ Todd M. Pitcher	Chairman	February 10, 2006
Todd M. Pitcher

/s/ Sandro Natale	Director	February 10, 2006
Sandro Natale

/s/Jacobo Melcer	Director	February 10, 2006
Jacobo Melcer

/s/ Paul Gulyas	Director	February 10, 2006
Paul Gulyas

/s/ Chirag Patel	Director	February 10, 2006
Chirag Patel

/s/ George Vesnaver	Director	February 10, 2006
George Vesnaver

/s/ Dipan Patel	Director	February 10, 2006
Dipan Patel

SUPERCLICK, INC.

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2005 (Restated) AND 2004

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-1-2

FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-3
Consolidated Statements of Operations and Accumulated Deficit	F-4
Consolidated Statement of Stockholders’ Equity	F-5
Consolidated Statements of Comprehensive Income (Loss)	F-6
Consolidated Statements of Cash Flows	F-7
Supplemental Schedule of Business Acquired	F-8
Notes to the Financial Statements	F-9-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Superclick, Inc.

We have audited the accompanying consolidated balance sheet of Superclick, Inc. (the “Company”), as of October 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for the years ended October 31, 2005 and October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superclick, Inc. as of October 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for the years ended October 31, 2005 and October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bedinger & Company
Certified Public Accountants
Concord, California
December 15, 2005
(Except for Note T, which is
August 18, 2006)

SUPERCLICK, INC.
Consolidated Balance Sheet
October 31, 2005 (Restated)
October 31,
ASSETS	2005
(Restated)
CURRENT ASSETS
Cash	$497,438
Accounts receivable, net (Note A)	813,196
R&D Tax credits receivable	120,104
Sales Tax refund receivable	55,210
Inventory (Note B)	111,232
Deferred financing costs (Note C)	161,250
Prepaid expenses	37,956
TOTAL CURRENT ASSETS	1,796,386
Fixed assets (Note D)
Cost	431,405
Accumulated Depreciation	(119,190)
Net	312,215

Deferred Tax Benefit (Note E)	34,411
Other Assets	2,123
TOTAL ASSETS	$2,145,135
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable (Note F)	$824,623
Accrued payroll	53,317
Accrued other	24,113
Deferred revenue (Note G)	137,792
Loans current portion (Note H)	9,465
Notes payable to former shareholders of Hotel Net, LLC (Note I)	350,000
Convertible debentures, net (Note J)	1,442,120
Debenture warrants (Note J)	193,199
TOTAL CURRENT LIABILITIES	3,034,629

Loans noncurrent portion	36,473
TOTAL LIABILITIES	3,071,102
COMMITMENTS AND CONTINGENCIES (Note Q)

STOCKHOLDERS' EQUITY (Note L)
Preferred stock, par value $.0001; 20,000,000
shares authorized; 0 issued and outstanding	—

Common stock, par value $.0006, 121,000,000 shares authorized; issued and outstanding 28,479,570 at October 31, 2005	17,035
Additional paid-in capital	4,646,360
Accumulated deficit	(5,640,500)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	66,278
Treasury Stock	(15,140)
TOTAL STOCKHOLDERS' EQUITY	(925,967)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,145,135

SUPERCLICK, INC.
Consolidated Statements of Operations
For the Years Ended October 31, 2005 (Restated) and 2004

	Year Ended October 31,
	2005	2004
	(Restated)
Revenue
Net Sales	$2,408,072	$2,331,811
Services	797,624	220,928
Net revenue	3,205,696	2,552,739
Cost of goods sold	2,395,515	1,842,731
Gross profit	810,181	710,008

Costs and Expenses
Bank charges	14,862	4,959
Communication	100,349	25,652
Consulting fees	—	60,527
Meals and entertainment	36,057	15,762
Depreciation and amortization	52,841	17,045
Marketing and promotion	75,213	25,984
Office	219,083	195,245
Professional fees	444,117	225,931
Investor relations	120,513	116,531
Salaries and wages	1,042,755	584,400
Employee benefits	37,862	16,947
Travel	243,506	94,082
Tax and licenses	7,903	18,236
Research and development	151,822	136,610
Directors compensation	77,225	197,154
Bad debt expense	99,295	32,000
Other	—	3,355
Foreign currency (gain)/loss	45,392	—
Total costs and expenses	2,768,795	1,770,420

(Loss) from operations	(1,958,614)	(1,060,412)

Interest expense	(48,513)	(2,112)
Amortization of beneficial conversion feature of convertible debentures	(97,632)	—
Amortization of deferred financing costs	(53,750)	—
Amortization of warrant discount	(143,990)
Derivative gain (loss)	465,774	—
NET LOSS BEFORE TAXES AND EXTRAORDINARY ITEM	(1,836,725)	(1,062,524)
Provision <benefit> for income taxes	—	(83,129)
Net LOSS BEFORE EXTRAORDINARY ITEM	$(1,836,725)	$(979,395)
Extraordinary loss-write-off of goodwill from acqusition	2,447,500	—
NET LOSS	$(4,284,225)	$(979,395)

Net (loss) per common share Basic and diluted from continuing operations	$(0.069)	$(0.045)
Net (loss) per common share basic and diluted after extraordinary items	$(0.162)	$(0.045)
Weighted average common shares outstanding basic and diluted	26,430,822	21,702,313

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	1,147,564	390,562
Warrants	3,273,896	2,217,583
Convertible debentures	7,661,712	—

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Years Ended October 31, 2005 (Restated) and 2004

							Deficit
							Accumulated	Accumulated
	Preferred Stock		Common Stock			Additional	during the	Other		Total
	Number of		Number of			Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2003	—	—	19,542,467	11,725		339,595	(376,880)	(7,476)	—	(33,036)

Shares issued during the period
Shares issued for cash
(range $0.18-$0.45 per share)			4,033,329	2,420		1,201,070				1,203,490
Shares issued for services			621,206	373		314,781				315,154
Stock options granted				—		134,822				134,822
Stock subscribed					232,000					232,000
Foreign Currency Transalation Adjustment								25,120		25,120
Net loss							(979,395)			(979,395)
BALANCES October 31, 2004	—	—	24,197,002	$14,518	$232,000	$1,990,268	$(1,356,275)	$17,644	$—	$898,155

Shares issued during the period:
Shares issued for cash
(range $0.18-$0.60 per share)			1,266,665	760		372,240				373,000
Shares issued for services			102,067	61		77,164				77,225
Shares issued for acqusition										—
of Hotel Net, LLC			2,750,000	1,650		1,645,850				1,647,500
Stock options exercised			51,961	31		25,949				25,980
Treasury stock received for										—
cashless option exercises			111,875						(25,981)	(25,981)
Treasury stock issued for services			25,000	15		8,394			10,841	19,250
Reduction of treasury stock										—
issued for services			(25,000)							—
Stock options granted						263,566				263,566
Subscribed stock issued					(232,000)					(232,000)
Repayment of Hotel Net										—
shareholder investment						(127,600)				(127,600)
Beneficial conversion feature of
convertible debentures						390,529				390,529
Foreign Currency Translation Adjustment								48,634		48,634
Net <loss> profit							(4,284,225)			(4,284,225)
BALANCES October 31, 2005	—	—	28,479,570	$17,035	$—	$4,646,360	$(5,640,500)	$66,278	$(15,140)	$(925,967)

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended October 31, 2005 (Restated) and 2004

	Year Ended October 31,	Year Ended October 31,
	2005	2004
	(Restated)

Net Earnings (Loss)	$(4,284,225)	$(979,395)

Other Comprehensive Income (Loss)
Derivative gain/(loss)	465,774	—
Foreign Currency Translation Adjustment	48,634	25,120
Net Comprehensive (Loss)	$(3,769,817)	$(954,275)

SUPERCLICK, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2005 (Restated) and 2004

	Year Ended October 31,
	2005	2004
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(4,284,225)	$(979,395)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	52,841	17,045
Compensation expense on intrinsic
value of options issued	263,566	134,822
Stock issued for services	96,475	315,154
Impairment of goodwill	2,447,500
Amortization of beneficial conversion feature	97,632
Amortization of warrant discount	143,990
Derivative gain on warrants issued with debentures	(465,774)
Deferred tax benefit		(35,432)
and equipment		4,383
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current liabilities:
Accounts receivable	430,405	(1,023,546)
Other receivables	(188,532)	1,401
Prepaid expenses	(13,562)	(15,117)
Inventory	295,163	(350,974)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(390,266)	616,385
Accrued Payroll	43,399	(43,414)
Accrued other	18,692	(4,752)
Deferred revenue	(385,919)	515,194
NET CASH USED FOR OPERATING ACTIVITIES	(1,838,615)	(848,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(180,361)	(133,288)
NET CASH USED FOR INVESTING ACTIVITIES	(180,361)	(133,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	141,000	1,435,490
Capital investment repayment	(127,600)
Payment of related party notes payable	(299,810)
Proceeds from convertible debenture	2,250,000
Proceeds from loans	46,669
Repayment of capital loans	(722)
Related party loan		(22,920)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,009,537	1,412,570

EFFECT OF EXCHANGE RATE CHANGES ON CASH	31,398	25,120
NET INCREASE IN CASH	21,959	456,156
CASH, beginning of period	475,479	19,323
CASH, end of period	$497,438	$475,479

Taxes paid	$4,250	$800
Interest paid	$—	$2,112
Other non-cash investing and financing activities:
Shares issued for services	$96,475	$315,154
Shares issued for acquisition	$1,647,500	$—

Superclick USA
(Formerly Hotel Net LLC)
Supplemental Schedule of Business Acquired

The Company acquired 100% of the Member interests of Hotel Net, LLC (Subsidiary) as further described in Note O. The fair value of the assets and liabilities of Hotel Net, LLC were as follows at August 31, 2005:

CURRENT ASSETS
Cash	$448,412
Accounts receivable	180,539
Inventory	27,130

TOTAL CURRENT ASSETS	656,081

Furniture & Equipment, net	26,023
Deposit	2,123

TOTAL ASSETS	$684,227

CURRENT LIABILITIES
Accounts Payable & Accrued Expenses	408,439
Due to Related Parties	215,535
Notes Payable	84,275
Due to Superclick	450,000
TOTAL LIABILITIES	1,158,249

EQUITY
Members Capital	127,600
Retained Earnigs (deficit)	(601,622)
TOTAL EQUITY	(474,022)
TOTAL LIABILITIES AND EQUITY	$684,227

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

In October, 2003, Superclick, Inc (formerly Grand Prix Sports, Inc.) completed an acquisition of Superclick Networks, Inc. The acquisition was accounted for as a recapitalization effected by a reverse merger, wherein Superclick Networks, Inc. is considered the acquirer for accounting and financial reporting purposes (collectively, Superclick Inc. and Superclick Networks Inc. are referred to hereinafter as the “Company”). The pre-merger assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. The accumulated deficit of Superclick Networks, Inc. has been brought forward, and common stock and additional paid-in-capital of the combined company have been retroactively restated to give effect to the exchange rates as set forth in the merger agreement.

Superclick Networks, Inc. was organized on August 24, 2000, in Montreal, Quebec, Canada. For purposes of the financial reporting of our reverse merger acquisition, the date of inception is considered to be August 24, 2000.

The Company is in the business of providing and installing broadband high speed Internet connection equipment and IP (“Internet Protocol”) infrastructure management systems with 24x7x365 help desk support to hotels, multi dwelling units (“MDU’s”) and universities on a worldwide basis. Superclick, Inc. commercialized its initial Internet access management products in 2002.

On October 6, 2003 the Superclick, Inc. amended its articles of incorporation by changing the name of the Company from Grand Prix Sports, Inc. to “Superclick, Inc.” to more accurately reflect the nature of its business after the recapitalization and reverse merger.

Pursuant to a share purchase agreement dated October 7, 2003, the Superclick, Inc. acquired 100% of the issued and outstanding shares of Superclick Networks, Inc. from its shareholders. In consideration for acquiring all of the Superclick Network’s shares Superclick, Inc. issued to its previous shareholders 14,025,800 shares of Superclick, Inc.’s common stock. As a result of the acquisition, the former shareholders of Superclick Networks, Inc. held immediately after the acquisition 71.7% of the issued and outstanding shares of Superclick, Inc.’s common stock. The remaining 28.3% were held by Superclick, Inc.’s (formerly Grand Prix Sports, Inc.) shareholders.

Concurrent with the reverse merger of Superclick, Inc. with Superclick Networks, Inc, the Company retroactively affected a 1 to 100 common stock split and retroactively assigned $0.0006 par value to common stock where no value had been previously stated. All share and

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

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

Superclick Inc’s plan of business is committed to the commercialization activities of the Superclick Network, Inc.’s products, with an emphasis on broadening its market penetration and building product and brand awareness amongst its target customer base in the hospitality market. Superclick, Inc. intends to grow its revenue through expanding its sales of Superclick Network Inc.’s products and call center support services such that it can reasonable support its operating expenses through cashflow.

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

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

Loss per common share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the “treasury stock” method and convertible securities using the "if-converted" method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss per share as the affect would be anti-dilutive.

Issuance of common stock

The issuance of common stock for other than cash is recorded by the Company at management’s estimate of the fair value of the assets acquired or services rendered.

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

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

Intangible assets

A summary of the treatment of intangible assets of the corporation is summarized as follows:

	October 31, 2005
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Other intangibles	500	500	0

Impact of accounting standards

In November 2004, the FASB issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have any impact on the Company’s financial condition or results of operations.

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

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

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has no transactions that would be subject to SFAS 154.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. For the year ended October 31, 2005, three customers individually accounted for 37%, 22% and 12% of accounts receivable. For the year ended October 31, 2004, two customers individually accounted for 51% and 17% of accounts receivable. In the year ended October 31, 2005, the Company’s two largest customers accounted for 48% and 7% of sales. In the year ended October 31, 2004, the Company's two largest customers accounted for 51% and 20% of sales.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk (Continued)

For the years ended October 31, 2005 and 2004, approximately 42% and 45%, respectively, of the Company’s net sales were made to customers outside the United States.

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

The Company has been dependent on third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment. For the years ended October 31, 2005 and 2004, the Company’s five largest suppliers accounted for 36% and 73% of product and service purchases, respectively. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

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

NOTE D - PROPERTY AND EQUIPMENT

During the year ended October 31, 2005 and 2004, the Company incurred depreciation expense of $52,841 and $17,045, respectively. Property and equipment at October 31, 2005 consisted of the following:

Furniture & fixtures	$119,665
Computer hardware	177,306
Leasehold improvements	29,455
Fabrication mold and dye	19,278
Computer software	85,701
431,405
Accumulated depreciation	(119,190)
Fixed assets, net	$312,215

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

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

United States Corporation Income Taxes
Year of Loss	Amount	Expiration Date
October 31, 2005	$4,184,331	October 31, 2025
October 31, 2004	898,697	October 31, 2024
October 31, 2003	53,638	October 31, 2023
December 31, 2002	80,395	December 31, 2022
December 31, 2001	91,564	December 31, 2021
December 31, 2000	88,027	December 31, 2020
December 31, 1999	18,936	December 31, 2019
	$5,415,588

The expiration dates for U.S. net operating losses (NOL) may be extendable under Section 381 of the U.S. Internal Revenue Code.

Canadian Income Taxes (Stated in CAD)
Year of Loss	Amount	Expiration Date
October 31, 2005	$678,878	October 31, 2012
October 31, 2004	151,332	October 31, 2011
October 31, 2003	5,322	October 31, 2010
October 31, 2002	350,910	October 31, 2009
October 31, 2001	24,879	October 31, 2008
	$1,211,321

At October 31, 2005 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

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

NOTE G - DEFERRED REVENUE

Deferred revenue is recorded in a manner consistent with the Company’s revenue recognition policy. The Company generally enters into one-year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance. The Company defers such payment and recognizes revenue ratably over the contract period. As of October 31, 2005, the Company’s deferred revenue balance was $137,792. For the year ended October 31, 2005, the Company recognized $631,624 in upgrade and maintenance revenue.

NOTE H - LOANS PAYABLE

In September 2005, the Company entered into a Commercial Purchase Plan Agreement with DELL Financial Services of Canada for the purchase of computer hardware. The balance at October 31, 2005 is $ 45,670. Future maturities are as follows:

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

Year Ended October 31,	Amount
2006	$9,410
2007	10,815
2008	12,429
2009	13,016
Total	$45,670

NOTE I - NOTES PAYABLE TO FORMER SHAREHOLDERS OF HOTEL NET, LLC

As filed on July 20, 2005 with the Securities and Exchange Commission on Form 8-K, on July 18, the Company entered into a binding letter of intent providing for the acquisition of Hotel Net, LLC. As filed on September 6, 2005, the Company closed its definitive agreement to purchase 100% of the membership interest of Hotel Net LLC. Pursuant to the terms of the definitive agreement, the Company issued face amount $350,000 of notes payable to the former shareholders with a maturity date of January 1, 2006 and paid Hotel Net’s shareholders $450,000 in cash upon the execution of the definitive agreement and 2,750,000 shares of its restricted common stock.. In addition, and pursuant to the terms of the definitive agreement certain founding members of Hotel Net will enter into an “earn-out” with the Company wherein if it meets certain sales objectives within the first year from the closing date of the acquisition, it will receive up to 2,000,000 additional shares of restricted common stock and $200,000 in cash.

NOTE J - CONVERTIBLE DEBENTURE

On August 1, 2005, the Company completed a private placement of convertible debentures generating gross proceeds of $1.75 million and the issuance of warrants to purchase 735,370 shares of the Company’s common stock. On August 18, 2005, the Company completed a private placement of convertible debentures generating gross proceeds of $0.5 million and the issuance of warrants to purchase 230,627 shares of the Company’s common stock. In total, the Company received $2.035 of net proceeds and issued 965,997 warrants. Third party fees totaled $215,000, which was paid in cash.

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

Prior to maturity, the debentures and warrants are convertible into the Company's common stock at a conversion price equal to 70% of the average closing bid price of the Company's common stock for the 45 trading days preceding a conversion date. If the closing bid price for the stock is

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE J - CONVERTIBLE DEBENTURE (Continued)

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE J - CONVERTIBLE DEBENTURE (Continued)

The issuance costs related to the convertible debentures of approximately $215,000 in cash was capitalized and is being amortized over the life of the debt.

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability since the warrants contain registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration, and the cashless exercise feature of the warrants and variable exercise price which support the notion of net-cash settlement and treatment of the warrants as a liability. The initial value of the warrants was treated as a discount to the debenture and recorded as a liability. The Company calculated the initial value of the warrants on the closing date of the transactions as being $658,973 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $.5949, volatility 175%, risk free rate 4.32%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants have a value of $193,199 at October 31, 2005 and the company recognized a derivative gain of $465,774 from the initial value date to October 31, 2005. The initial discount of $658,973 to the debenture will be amortized over the term of the debenture, or twelve (12) months and calculated based upon the effective interest method. During the year ended October 31, 2005, the Company recognized $143,990 in non-cash interest expense related to the warrant discount.

The Company determined that the $1.75 million debenture was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($.5949) being less than the closing stock price ($.79) on the date of issuance, and the conversion feature being in-the-money. Conversely, on the issuance date of the $0.5 million debenture the conversion feature was not in-the-money and no BCF was recognized. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants described above, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital at its fair value of $390,529 on the date of issuance as determined using the intrinsic value method. The discount will be amortized to interest expense over the life of the debenture. The company has recognized $65,088 in non-cash interest expense attributable to the amortization of this discount through October 31, 2005.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE K - GOING CONCERN AND MANAGEMENT’S PLANS

The Company will be required to conduct significant research, development and testing activities which, together with the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the next few quarters. Accordingly, there can be no assurance that the Company will continue as a going concern. The Company has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to increase operating revenues and/or raise additional equity capital sufficient to generate enough cash flow to finance operations in future periods. Management is currently in the process of seeking additional equity financing with potential investors. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the year ended October 31, 2004 and pursuant to the September 2003 private placement, 1,933,330 of the series “A” Warrants were exercised at $.18 per share, resulting in $348,000 net proceeds to the Company and the issuance of 1,933,330 restricted common shares.

During the quarter ended April 30, 2004 and pursuant to the September 2003 private placement 966,665 of series “B” Warrants were exercised at $.24 per share, resulting in $232,000 net proceeds to the Company and the issuance of 966,665 restricted common shares. The shares were issued subsequent to year-end and were classified as stock subscribed in Stockholder’s Equity at October 31, 2004 and issued subsequent to that year-end. At October 31, 2005 966,665 “B” Warrants were unexercised (See note M).

As of October 31, 2004 and commensurate with the April 6, 2004 private placement filed under Form SB-2 with the SEC on June 8, 2004, the Company issued 1,999,999 shares of common stock in exchange for gross proceeds of $900,000. Each share issued in accordance with the private placement is entitled to one “A” Warrant with an exercise price of $0.60 per share.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

During the year ended October 31, 2005, 100,000 “A” Warrants were exercised resulting in gross proceeds of $60,000. 2,099,999 “A” Warrants were unexercised as of October 31, 2005 (See Note M).

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

Stock Options

During the year ended October 31, 2005, three employees exercised their vested options by utilizing the option’s cashless feature whereby the exercise price of the common stock received is paid for with a portion of the shares exercised and which shares are returned to the company as Treasury Stock in lieu of cash. In total, 111,875 options were exercised with 51,961 shares of common stock issued to the optionees and 58,664 shares of common stock issued in the name of Superclick with $25,981 recorded to Treasury Stock.

On March 3, 2005 the Board of Directors increased the employee stock option pool established by the employee stock option plan to 3,500,000 from 2,000,000 (See Note N).

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE M - WARRANTS

At October 31, 2005 the Company had 966,665 "B" Warrants, 2,099,999 "A" Warrants and 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date
B	386,666	$0.24	9/9/06
B	193,333	$0.24	9/29/06
B	193,333	$0.24	10/15/06
B	193,333	$0.24	10/22/06
Subtotal	966,665

A	55,555	$0.60	4/14/07
A	100,000	$0.60	4/19/07
A	444,444	$0.60	4/19/07
A	100,000	$0.60	4/23/07
A	200,000	$0.60	4/29/07
A	100,000	$0.60	4/29/07
A	100,000	$0.60	5/7/07
A	200,000	$0.60	5/10/07
A	100,000	$0.60	5/12/07
A	100,000	$0.60	5/17/07
A	100,000	$0.60	5/24/07
A	11,000	$0.60	5/24/07
A	100,000	$0.60	6/2/07
A	100,000	$0.60	6/16/07
A	89,000	$0.60	6/17/07
A	200,000	$0.60	3/30/08
Subtotal	2,099,999

Debenture	735,370	>or=to $0.30	7/31/2010
Debenture	230,627	>or=to $0.30	8/17/2010
Subtotal	965,997
Total	4,032,661

During the year ended October 31, 2005, 100,000 “A” Warrants were exercised resulting in $60,000 to the Company and the issuance of 100,000 shares of Common Stock.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

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

On March 4, 2004, the Company awarded its then CEO a non-qualified stock option to purchase 884,784 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of March 3, 2010. The options vest and become exercisable at a rate of 38,866 per month over a twenty-four month period. On April 28, 2005, the Company and John Glazik mutually agreed to terminate Mr. Glazik's position as President and Chief Executive Officer and to close its executive offices in Dallas, Texas due to the Company's decision to relocate its administrative center to its operations in Montreal. Pursuant to Mr. Glazik’s stock option grant, at the time of departure from the Company, 589,856 shares had vested. The remaining 294,928 shares available to Mr. Glazik according to the terms of the stock option grant were canceled.

On June 1, 2004, the Company awarded employees non-qualified stock options to purchase 720,000 shares of common stock of the Company at an exercise price of $.50 per share with an expiration date of June 1, 2010. The options vest and become exercisable at a rate of 90,000 per quarter over a twenty-four month period.

On September 1, 2004, the Company awarded its then CFO a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.65 per share with an expiration date of September 1, 2010. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period. On April 28, 2005, Superclick, Inc. and Claude Smith mutually agreed to terminate Mr. Smith's position as Chief Financial Officer and to close its executive offices in Dallas, Texas due to the Company's decision to relocate its administrative center to its operations in Montreal. Pursuant to Mr. Smith’s stock option grant, at

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE N - STOCK INCENTIVE PLANS (Continued)

the time of departure from the Company, 137,500 shares had vested. The remaining 162,500 shares available to Mr. Smith according to the terms of the stock option grant were canceled.

On December 8, 2004, the Company awarded employees non-qualified stock options to purchase 125,000 shares of common stock of the Company at an exercise price of $.60 per share with an expiration date of December 7, 2011. The options vest and become exercisable at a rate of 15,625 per quarter over a twenty-four month period.

On December 31, 2003, the Board of Directors of the Company adopted the 2004 Superclick, Inc. Non-Employee Director’s Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of Options, Restricted Stock, and/or Deferred Stock to an Awardee. The total number of shares of Common Stock which may be awarded under the Plan is 1,500,000. If any awarded shares are forfeited, they become available for future issuance.
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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE N - STOCK INCENTIVE PLANS (Continued)

The following table summarizes the Company's stock option activity for the year ended October 31, 2005:

	2005
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	1,904,784	$0.52
Granted	125,000	0.60
Forfeited	(457,428)	0.54
Exercised	(111,875)	0.50
Outstanding at end of year	1,460,481	$0.52

Options exerciseable at year end	1,147,564

The following table summarizes information about the Company's stock options outstanding at October 31, 2005:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At October 31,	Contractural	Exercise	Number	Exercise
Prices	2005	Life (years)	Price	Outstanding	Price

$ 0.50	589,856	—	$0.50	589,856	$0.50
0.50	608,125	0.58	0.50	368,125	0.50
0.65	137,500	—	0.65	137,500	0.65
0.60	125,000	1.10	0.60	52,083	0.60
Total	1,460,481	0.92	$0.52	1,147,564	$0.52

The Company accounts for stock options utilizing the intrinsic value method for fixed awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Previously, the Company valued its options according to the variable method due to the “cashless exercise” option contained in its option grants. However, effective June 1, 2005, the Company’s Board of Directors resolved to eliminate the “cashless exercise” provision thereby allowing the company to account for its outstanding options according to the fixed method. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the end of each reporting period over the amount an employee must pay to acquire the stock, amortized over the vesting period. During the three and twelve months ended October 31, 2005, the Company recognized compensation expense of $35,094 and $263,566, respectively. To date the Company has recognized compensation expense in the amount of $398,388.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE N - STOCK INCENTIVE PLANS (Continued)

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the year ended October 31, 2005 would have been:

	Year Ended	Year Ended
	October 31, 2005	October 31, 2004

Net loss as reported	($4,284,225)	($979,395)

Pro forma	($4,461,225)	($1,045,067)

Net loss per share, as reported	($0.162)	($0.045)

Pro forma	($0.169)	$0.048

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

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

Pursuant to the Agreement, Superclick issued Hotel Net's shareholders 2,750,000 shares of its restricted common stock and paid Hotel Net's shareholder's USD $450,000 in cash. Within 120 days of the Execution Date, that is, on December 30, 2005, Superclick was obligated to pay Hotel Net's shareholders an additional USD $350,000 in cash. However, this liability is currently being renegotiated due to the Company’s low cash resources and Hotel Net’s underperformance.

In addition, pursuant to the terms of the definitive agreement certain founding members of Hotel Net entered into an “earn-out” with the Company wherein if Hotel Net meets certain sales objectives within the first year from the closing date of the acquisition, the founding members will receive up to 2,000,000 additional shares of restricted common stock and $200,000 in cash.

The Company obtained the necessary funds to finance the acquisition through borrowings under a convertible debenture loan with Chicago Venture Partners LP and Superclick Co-Investment LLC.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE P - ACQUISITION OF HOTEL NET, LLC (Continued)

The Balance Sheet of the Hotel Net, LLC on August 31, 2005 was as follows:

August 31,
2005
CURRENT ASSETS
Cash	$448,412
Accounts receivable	180,539
Inventory	27,130
TOTAL CURRENT ASSETS	656,081

Furniture & Equipment, net	26,023
Deposit	2,123
TOTAL ASSETS	$684,227

CURRENT LIABILITIES
Accounts Payable & Accrued Expenses	408,439
Due to Related Parties	215,535
Notes Payable	84,275
Due to Superclick	450,000
TOTAL LIABILITIES	1,158,249

EQUITY
Members Capital	127,600
Retained Earnigs (deficit)	(601,622)
TOTAL EQUITY	(474,022)
TOTAL LIABILITIES AND EQUITY	$684,227

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE P - ACQUISITION OF HOTEL NET, LLC (Continued)

The Statement of Operations of Hotel Net, LLC for the years ended August 31, 2005 and 2004 was as follows:

	Year Ended August 31,
	2005	2004
REVENUES
Sales	$972,930	$420,540
Support revenue	287,371	68,574
Other	72,398	1,294
Total revenue	1,332,699	490,408

COSTS OF GOODS SOLD
Labor and material	856,427	401,299
Support	291,878	75,997
Other	—	20,000
Total cost of goods sold	1,148,305	497,296

GROSS PROFIT(LOSS)	184,394	(6,888)

Personnel costs	72,467	17,774
Contract labor	199,764	70,500
Telephone	32,313	17,884
Marketing & promotion	24,284	45,559
Occupancy	23,357	7,619
Travel, meals & entertainment	73,427	23,503
Insurance	18,310	1,069
Office expenses	11,850	8,797
Legal and professional fees	37,317	30,500
Consultants	15,280	—
Postage & delivery	13,841	9,392
Interest expense	2,588	—
Depreciation	4,424	—
Web hosting service	3,620	2,204
Other	4,457	4,441
TOTAL EXPENSES	537,299	239,242
NET INCOME (LOSS)	(352,905)	(246,130)

ACCUMULATED DEFICIT, BEGINNING	(248,717)	(2,587)
ACCUMULATED DEFICIT ENDING	$(601,622)	$(248,717)

NOTE P - ACQUISITION OF HOTEL NET, LLC (Continued)

The Statement of Members Equity Hotel Net, LLC for the years ended August 31, 2005 and 2004 was as follows:

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

			Total
	Member's	Retained	Member's
	Capital	Earnings	Equity

August 31, 2003	32,048	(2,587)	29,461
Member contributions	86,552		86,552
Net loss		(246,130)	(246,130)
August 31, 2004	$118,600	$(248,717)	$(130,117)
Member contributions	9,000		9,000
Net loss		(352,905)	(352,905)
August 31, 2005	$127,600	$(601,622)	$(474,022)

NOTE P - ACQUISITION OF HOTEL NET, LLC (Continued)

The Statement of Cash Flows of Hotel Net, LLC for the years ended August 31, 2005 and 2004 was as follows:

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

	Year Ended August 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(352,905)	$(246,130)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	4,424	—
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES:
(Increase) decrease in current liabilities:
Accounts receivable	51,612	(48,992)
Inventory	31,317	(58,447)
Deposit	—	2,123
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	121,152	116,238
Due to related parties	65,363	150,172
Due to Superclick	450,000	—
Net Cash <Used> Provided by Operating Activities	370,963	(85,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(23,188)	(7,259)
Net Cash <Used> Provided by Investing Activities	(23,188)	(7,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable	84,275	—
Increase in members capital	9,000	96,459
Net Cash Provided by Financing Activities	93,275	96,459
NET INCREASE (DECREASE) IN CASH	441,050	4,164
CASH, beginning of period	7,362	3,198
CASH, end of period	$448,412	$7,362

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE P - ACQUISITION OF HOTEL NET, LLC (Continued)

Unaudited Pro Forma Consolidating Financial Statements (Continued)

Superclick, Inc.
Consolidated Pro Forma Balance Sheet (unaudited)
July 31, 2005

	HotelNet, LLC	Superclick, Inc.		July 31, 2005
	July 31,	July 31,	Pro Forma	Pro Forma
	2005	2005	Entries	Consolidated

Cash	$6,012	$53,729	$(450,000)	$(390,259)
Accounts receivable	307,183	536,245		843,428
Inventory and other current assets	39,773	219,481		259,254
Property and equipment, net	28,253	143,956		172,209
Other non-current assets	2,123	35,281		37,404
Goodwill		960,000	1,535,171	2,495,171
Total assets:	$383,344	$1,948,692	$1,085,171	$3,417,207

CURRENT LIABILITIES:
Accounts payable and accrued liabilites	$453,605	$480,700	$(22,590)	$911,715
Deferred revenue		188,712		188,712
Due <from> to related entity				—
Notes payable	84,275		(84,275)	—
Notes payable to related parties	215,535		(215,535)	—
Notes payable to former shareholders				—
of HotelNet, LLC			350,000	350,000
Total liabilities:	753,415	669,412	27,600	1,450,427

STOCKHOLDERS' EQUITY:

Common stock $.0006 par value;
121,000,000 shares authorized,
27,096,132 shares issued and outstanding		16,257	750	17,007

Additional paid-in capital		3,635,493	686,750	4,322,243

Treasury Stock		(15,140)		(15,140)

Common stock subscribed		—		—

Member's Equity	127,600		(127,600)	—

Cumulative translation adjustment gain		66,962		66,962

Deficit accumulated during
the development stage	(497,671)	(2,424,292)	497,671	(2,424,292)
	(370,071)	1,279,280	1,057,571	1,966,780
Total stockholders' equity
and liabilities:	$383,344	$1,948,692	$1,085,171	$3,417,207

(1)	Represents cash paid to Hotel Net upon the execution of the definitive agreement for the benefit of Hotel Net shareholder’s and repayment of noteholder’s and related acqusition liabilities
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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE P - ACQUISITION OF HOTEL NET, LLC (Continued)

Unaudited Pro Forma Consolidating Financial Statements (Continued)

Superclick, Inc.
Consolidated Pro Forma Statement of Revenue and Expense (unaudited)
Nine Months Ended July 31, 2005

	HotelNet	Superclick	Consolidated
	11/1/2004	11/1/2004	11/1/2004
	through	through	through
	7/31/2005	7/31/2005	7/31/2005

Net sales	$1,076,681	$2,555,266	$3,631,947
Cost of goods sold	899,523	1,462,673	2,362,196
Gross profit	177,158	1,092,593	1,269,751

Expenses
Compensation	49,210	1,169,311	1,218,521
Marketing	21,330	80,069	101,399
Travel	69,700	162,384	232,084
Professional fees	215,737	299,237	514,974
Office expense	27,663	174,891	202,554
Insurance	14,875		14,875
Telephone expense	24,568	62,423	86,991
Other selling, general and admin	12,487	14,746	27,233
Investor relations	—	71,864	71,864
Director compensation	—	51,103	51,103
Interest	2,588		2,588
Depreciation	4,424	31,786	36,210
Commissions		42,796	42,796
Total expenses	442,582	2,160,610	2,603,192
Net (loss)	$(265,424)	$(1,068,017)	$(1,333,441)

Net (loss) per common share
Basic and diluted		$(0.038)	$(0.048)

Weighted average common shares outstanding
Basic and diluted		25,213,880	25,213,880
Shares to be issued for acqusition		2,750,000	2,750,000
Total Weighted average common shares outstanding
Basic and diluted		27,963,880	27,963,880

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE P - ACQUISITION OF HOTEL NET, LLC (Continued)

Unaudited Pro Forma Consolidating Financial Statements (Continued)

Superclick, Inc.
Consolidated Pro Forma Statement of Revenue and Expense (unaudited)
Nine Months Ended July 31, 2004

	HotelNet	Superclick	Consolidated
	11/1/2003	11/1/2003	11/1/2003
	through	through	through
	7/31/2004	7/31/2004	7/31/2004

Net sales	$536,717	$1,319,672	$1,856,389
Cost of goods sold	455,726	906,985	1,362,711
Gross profit	80,991	412,687	493,678

Expenses
Research and development	17,086		17,086
Compensation	88,274	394,866	483,140
Marketing	30,307	27,837	58,144
Travel	23,503	95,155	118,658
Professional fees	30,500	231,975	262,475
Office expense	15,967	9,147	25,114
Insurance	1,069	45,344	46,413
Telephone expense	17,884	43,864	61,748
Other selling, general and admin	11,383	15,807	27,190
Investor relations		100,195	100,195
Director compensation		233,019	233,019
Interest	4,617	2,071	6,688
Depreciation		12,384	12,384
Total expenses	240,590	1,211,664	1,452,254
Net (loss)	$(159,599)	$(798,977)	$(958,576)

Net (loss) per common share
Basic and diluted		$(0.029)	$(0.034)

Weighted average common shares outstanding
Basic and diluted		25,213,880	25,213,880
Shares to be issued for acqusition		2,750,000	2,750,000
Total Weighted average common shares outstanding
Basic and diluted		27,963,880	27,963,880

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE P - ACQUISITION OF HOTEL NET, LLC (Continued)

Unaudited Pro Forma Consolidating Financial Statements (Continued)

Superclick, Inc.
Consolidated Pro Forma Balance Sheet (unaudited)
October 31, 2004

	HotelNet, LLC	Superclick, Inc.			October 31, 2004
	October 31,	October 31,		Pro Forma	Pro Forma
	2004	2004		Entries	Consolidated

Cash	$9,169	$475,479	(1)	$(450,000)	$34,648
Accounts receivable	251,873	1,182,002			1,433,875
Inventory and other current assets	70,633	397,750			468,383
Property and equipment, net	7,259	153,036			160,295
Other non-current assets	2,123	35,432			37,555
Goodwill		—	(3)	2,301,149	2,301,149
Total assets:	$341,057	$2,243,699		$1,851,149	$4,435,905

CURRENT LIABILITIES:
Accounts payable and accrued liabilites	$366,934	$830,350	(2)	$(172,228)	$1,025,056
Deferred revenue		515,194			515,194
Due <from> to related entity					—
Notes payable					—
Notes payable to related parties	150,172		(2)	(150,172)	—
Notes payable to former shareholders					—
of HotelNet, LLC			(3)	350,000	350,000
Total liabilities:	517,106	1,345,544		27,600	1,890,250

STOCKHOLDERS' EQUITY:

Common stock $.0006 par value;
121,000,000 shares authorized,
24,197,002 shares issued and outstanding		14,518	(3)	1,650	16,168

Additional paid-in capital		1,990,268	(3)	1,645,850	3,636,118

Treasury Stock		—			—

Common stock subscribed		232,000			232,000

Member's Equity	127,600		(2)	(127,600)	—

Cumulative translation adjustment gain		17,644			17,644

Deficit accumulated during
the development stage	(303,649)	(1,356,275)	(3)	303,649	(1,356,275)
	(176,049)	898,155		1,823,549	2,545,655
Total stockholders' equity
and liabilities:	$341,057	$2,243,699		$1,851,149	$4,435,905

(1)	Represents cash paid to Hotel Net upon the execution of the definitive agreement for the benefit of Hotel Net shareholder’s and repayment of noteholder’s and related acqusition liabilities.
(2)	Totals $450,000 and represents repayment of members capital accounts ($127,600), notes payable to related parties ($150,172), and acquisition related liabilities.
(3)
The Company issued 2,750,000 shares of common stock to the shareholders of Hotel Net ($1,650 to common stock and $1,645,850 to Additional Paid in Capital), in addition to $450,000 in cash and $350,000 payable to Hotel Net and elimination of the accumulated deficit prior to the acquistion.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE P - ACQUISITION OF HOTEL NET, LLC (Continued)

Unaudited Pro Forma Consolidating Financial Statements (Continued)

Superclick, Inc.
Consolidated Pro Forma Statement of Revenue and Expense (unaudited)
Year Ended October 31, 2004

	HotelNet	Superclick	Consolidated
	11/1/2003	11/1/2003	11/1/2003
	through	through	through
	10/31/2004	10/31/2004	10/31/2004
		(restated)

Net sales	$700,493	$2,552,739	$3,253,232
Cost of goods sold	592,545	1,842,731	2,435,276
Gross profit	107,948	710,008	817,956

Operating Expenses
Research and development	17,086	136,610	153,696
Compensation	130,396	584,400	714,796
Professional fees	30,500	225,931	256,431
Office expense	54,223	195,245	249,468
Travel	28,987	94,082	123,069
Directors compensation	—	197,154	197,154
Investor relations	—	116,531	116,531
Other selling, general and administrative	41,464	222,579	264,043
	302,656	1,772,532	2,075,188
Net loss before tax benefit	$(194,708)	$(1,062,524)	(1,257,232)

Tax benefit		83,129	83,129
Net (loss)	$(194,708)	(979,395)	(1,174,103)

Net (loss) per common share (basic and diluted)		$(0.035)	$(0.042)

Weighted average common shares outstanding
Basic and diluted		25,213,880	25,213,880
Shares to be issued for acqusition		2,750,000	2,750,000
Total Weighted average common shares outstanding
Basic and diluted		27,963,880	27,963,880

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

NOTE Q - COMMITMENTS AND CONTINGENCIES

Commitments

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company has also entered into non-cancelable operating leases for office equipment, and computers. Future lease payments under these operating leases are as follows:

Year Ended October 31,
2006	$55,484
2007	55,011
2008	52,937
2009	48,525
$211,957

The Company incurred $65,980 and $20,234 in rent expense during the year ended October 31, 2005 and 2004, respectively.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

Contingencies

Pursuant to the terms of the definitive agreement entered into by the Company for acquisition of Hotel Net, LLC certain founding members of Hotel Net, LLC will enter into an “earn-out” with the Company wherein if it meets certain sales objectives within the first year from the closing date of the acquisition, it will receive up to 2,000,000 additional shares of restricted common stock and $200,000 in cash (See Note I).

Debentures may be converted into common stock of the Company prior to maturity of the loan (See Note J).

NOTE R- EXTRAORDIANRY LOSS

The $2,447,500 extraordinary loss for the year ended October 31, 2005 occurred in the fourth quarter and represents the Company’s combined cash and stock investment in Hotel Net LLC. Pursuant to FASB 142, Goodwill and Other Intangible Assets, the Company evaluated the carry value of goodwill associated with the acquisition and determined that the full carry value was impaired due primarily to significantly lower than expected revenues, higher operating costs and the significant decrease in stock price shortly after the acquisition and related audit report date.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

As further evidence in support of goodwill impairment, the Hotel Net LLC office has been closed, and the Company no longer employs any Hotel Net LLC employees.

NOTE S - SUBSEQUENT EVENTS (Unaudited)

On January 5, 2006, the Company issued 187,500 shares of common stock to its directors in exchange for services valued at $22,500, or $0.12 per share.

NOTE T - RESTATEMENT

The 10-KSB for Superclick, Inc. as of October 31, 2005 and 2004 has been restated. In July, 2006 we discovered that the initiation of amortization related to the warrant discount of $658,973 (See NOTE J) was missed. We determined that the discount requires amortization over the twelve month debenture term using the effective interest method. We calculated the 2005 amortization to be $143,990. The restatement resulted in an increase to net loss, an increase to the debenture liability and an increase in accumulated deficit of $143,990 for the year ended October 31, 2005.

The following information presents the impact of the warrant discount amortization as discussed above on the Company’s financial information as originally reported for the year ended October 31, 2005:

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

SUPERCLICK, INC.
Consolidated Statements of Operations
For the Year Ended October 31, 2005
(Restatement)

	Year Ended October 31, 2005
	(Originally Reported)	(Restated)	(Difference)
Revenue
Net revenue	3,205,696	3,205,696	—
Cost of goods sold	2,395,515	2,395,515	—
Gross profit	810,181	810,181	—

Costs and Expenses
Total costs and expenses	2,768,795	2,768,795	—

(Loss) from operations	(1,958,614)	(1,958,614)	—

Interest expense	(48,513)	(48,513)	—
Amortization of beneficial conversion feature of convertible debentures	(97,632)	(97,632)	—
Amortization of deferred financing costs	(53,750)	(53,750)	—
Amortization of warrant discount	—	(143,990)	(143,990)
Derivative gain (loss)	465,774	465,774	—
NET LOSS BEFORE TAXES AND EXTRAORDINARY ITEM	(1,692,735)	(1,836,725)	(143,990)
Extraordinary loss-write-off of goodwill from acquisition	2,447,500	2,447,500	—
NET LOSS	$(4,140,235)	$(4,284,225)	(143,990)

Net (loss) per common share Basic and diluted from continuing operations	$(0.064)	$(0.069)	$(0.005)
Net (loss) per common share basic and diluted after extraordinary items	$(0.157)	$(0.162)	$(0.005)
Weighted average common shares outstanding basic and diluted	26,430,822	26,430,822	—

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Year Ended October 31, 2005
(Restatement)

	Balances on October 31, 2005
	(Originally Reported)	(Restated)	(Difference)
Common Stock:
Shares	28,479,570	28,479,570	—
Amount	$17,035	$17,035	$—
Additional Paid-in-Capital	$4,646,360	$4,646,360	$—
Accumulated Deficit	$(5,496,510)	$(5,640,500)	$(143,990)
Accumulated Other Comprehensive Income (Loss)	$66,278	$66,278	$—
Treasury Stock	$(15,140)	$(15,140)	$—
Total Stockholder's Equity	$(781,977)	$(925,967)	$(143,990)

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Year Ended October 31, 2005
(Restatement)

	Year Ended October 31, 2005
	(Originally Reported)	(Restated)	(Difference)

Net Earnings (Loss)	$(4,140,235)	$(4,284,225)	$(143,990)

Other Comprehensive Income (Loss)
Derivative gain/(loss)	465,774	465,774	—
Foreign Currency Translation Adjustment	48,634	48,634	—
Net Comprehensive (Loss)	$(3,625,827)	$(3,769,817)	$(143,990)

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2005 (Restated) AND 2004

SUPERCLICK, INC.
Consolidated Statements of Cash Flows
For the Year Ended October 31, 2005
(Restatement)

	Year ended October 31, 2005
	(Originally Reported)	(Restated)	(Difference)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(4,140,235)	$(4,284,225)	$(143,990)
Adjustments to reconcile net loss
tonet cash used by operating activities:
Depreciation	52,841	52,841	—
Compensation expense on intrinsic
value of options issued	263,566	263,566	—
Stock issued for services	96,475	96,475	—
Impairment of goodwill	2,447,500	2,447,500	—
Amortization of beneficial conversion feature	97,632	97,632	—
Amortization of warrant discount	—	143,990	143,990
Derivative gain on warrants issued with debentures	(465,774)	(465,774)	—
Deferred tax benefit
and equipment
Net change in current assets and current liabilities	(190,620)	(190,620)	—
NET CASH USED FOR OPERATING ACTIVITIES	(1,838,615)	(1,838,615)	—

CASH FLOWS FROM INVESTING ACTIVITIES	(180,361)	(180,361)	—

CASH FLOWS FROM FINANCING ACTIVITIES	2,009,537	2,009,537

NET INCREASE IN CASH	21,959	21,959	—
CASH, beginning of period	475,479	475,479	—
CASH, end of period	$497,438	$497,438	$—