Form 10QSB/A
period 2006-01-31
SUPERCLICK INC
filed 2006-08-29
CIK 1104891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended January 31, 2006.

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

EXPLANATORY NOTE

This Amendment on Form 10-QSB/A to Superclick, Inc. (the "Company" or the "Registrant") Annual Report on Form 10-QSB for the three months ended January 31, 2006 (the "Original Filing") which was filed with the Securities and Exchange Commission on March 15, 2006, is being filed to amend the Original Filing as follows:

☒ Item 1. Financial Statements. To restate financials for the three months ended January 31, 2006 to recognize $157,022 of amortization related to the warrant discount from our convertible debentures using the effective interest method.

☒ Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Update results of Company’s operations to reflect restated financial statements.

☒ Exhibits 31 Rule 13a-14(a) Certifications to conform exactly to Item 601(b)(31) of Regulation S-B and Securities Act Release No. 33-8238.

Except for the amendments described above, this Form 10-QSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing. This Form 10-QSB/A is filed as a result of the Company becoming aware of a reporting oversight. Consent of our independent auditors is attached to this Form 10-QSB/A as Exhibit (23) (i) and certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

-i-

SUPERCLICK, INC.
Consolidated Balance Sheet
January 31, 2006 (Restated)

January 31,
2006
ASSETS	(Restated)
CURRENT ASSETS
Cash	$309,295
Accounts receivable, net (Note A)	710,962
R&D Tax credits receivable	123,905
Sales Tax refund receivable	30,353
Inventory (Note B)	140,071
Deferred financing costs (Note C)	107,500
Prepaid expenses	33,761
TOTAL CURRENT ASSETS	1,455,847
Fixed assets (Note D)
Cost	424,345
Accumulated Depreciation	(137,923)
Net	286,422

Deferred Tax Benefit (Note E)	37,811
Other Assets	2,923
TOTAL ASSETS	$1,783,003
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable (Note F)	$826,160
Accrued payroll	105,216
Accrued other	38,737
Deferred revenue (Note G)	263,429
Loans current portion (Note H)	8,973
Notes payable (Note I)	352,589
Convertible debentures, net (Note J)	1,696,774
Debenture warrants (Note J)	102,934
TOTAL CURRENT LIABILITIES	3,394,812

Loans noncurrent portion (Note H)	35,893
TOTAL LIABILITIES	3,430,705
COMMITMENTS AND CONTINGENCIES (Note P)

STOCKHOLDERS' EQUITY (Note L)
Preferred stock, par value $.0001; 20,000,000
shares authorized; 0 issued and outstanding	—

Common stock, par value $.0006, 121,000,000 shares authorized; issued and outstanding 28,667,070 at January 31, 2006	17,148
Additional paid-in capital	4,703,841
Accumulated deficit	(6,430,997)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	77,446
Treasury Stock	(15,140)
TOTAL STOCKHOLDERS' EQUITY	(1,647,702)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,783,003

SUPERCLICK, INC.
Consolidated Statements of Operations
For the Three Months Ended January 31, 2006 (Restated) and 2005

	Three Months Ended January 31,
	2006	2005
	(Restated)
Revenue
Net Sales	$306,923	$1,152,051
Services	355,218	207,682
Net revenue	662,141	1,359,733
Cost of goods sold	454,825	896,723
Gross profit	207,316	463,010

Costs and Expenses
Bank charges	2,560	5,948
Communication	34,995	15,932
Consulting fees	19,028	—
Meals and entertainment	5,377	6,358
Depreciation and amortization	20,034	11,256
Marketing and promotion	2,823	17,699
Office	50,404	69,254
Professional fees	130,377	82,802
Investor relations	3,771	15,014
Salaries and wages	368,618	324,451
Employee benefits	7,983	12,603
Travel	30,395	36,675
Tax and licenses	947	—
Research and development	9,476	213
Directors compensation	22,500	—
Bad debt expense	76	—
Foreign currency (gain)/loss	(6,835)	3,186
Total costs and expenses	702,529	601,390

(Loss) from operations	(495,213)	(138,380)
Other Income and (Expense)
Interest expense	(56,807)	—
Loss on the sale of fixed assets	(20,337)	—
Amortization of beneficial conversion feature of convertible debentures	(97,632)	—
Amortization of deferred financing costs	(53,750)	—
Amortization of warrant discount	(157,022)	—
Derivative gain (loss)	90,265	—
Total other income and (expense)	(295,283)	—
NET LOSS BEFORE TAXES	(790,496)	(138,380)
Provision <benefit> for income taxes	—	—
NET LOSS	$(790,496)	$(138,380)

Net (loss) per common share Basic and diluted	$(0.028)	$(0.006)
Weighted average common shares outstanding basic and diluted	28,533,843	25,088,588

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	1,314,439	1,988,117
Warrants	4,132,661	2,099,999
Convertible debentures	7,557,329	—

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Years Ended October 31, 2005 and 2004 and the Three Months Ended January 31, 2006 (Restated)

							Deficit
							Accumulated	Accumulated
	Preferred Stock		Common Stock			Additional	during the	Other		Total
	Number of		Number of			Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2003	—	—	19,542,467	11,725		339,595	(376,880)	(7,476)	—	(33,036)

Shares issued during the period
Shares issued for cash
(range $0.18-$0.45 per share)			4,033,329	2,420		1,201,070				1,203,490
Shares issued for services			621,206	373		314,781				315,154
Stock options granted				—		134,822				134,822
Stock subscribed					232,000					232,000
Foreign Currency Transalation Adjustment								25,120		25,120
Net loss							(979,395)			(979,395)
BALANCES October 31, 2004	—	—	24,197,002	$14,518	$232,000	$1,990,268	$(1,356,275)	$17,644	$—	$898,155

Shares issued during the period:
Shares issued for cash
(range $0.18-$0.60 per share)			1,266,665	760		372,240				373,000
Shares issued for services			102,067	61		77,164				77,225
Shares issued for acqusition										—
of Hotel Net, LLC			2,750,000	1,650		1,645,850				1,647,500
Stock options exercised			51,961	31		25,949				25,980
Treasury stock received for										—
cashless option exercises			111,875						(25,981)	(25,981)
Treasury stock issued for services			25,000	15		8,394			10,841	19,250
Reduction of treasury stock										—
issued for services			(25,000)							—
Stock options granted						263,566				263,566
Subscribed stock issued					(232,000)					(232,000)
Repayment of Hotel Net										—
shareholder investment						(127,600)				(127,600)
Beneficial conversion feature of
convertible debentures						390,529				390,529
Foreign Currency Translation Adjustment								48,634		48,634
Net <loss> profit							(4,284,225)			(4,284,225)
BALANCES October 31, 2005	—	—	28,479,570	$17,035	$—	$4,646,360	$(5,640,500)	$66,278	$(15,140)	$(925,967)

Shares issued during the period:
Shares issued for services			187,500	113		22,387				22,500
Stock options granted						35,094				35,094
Foreign currency translation adjustment								11,168		11,168
Net <loss> profit							(790,496)			(790,496)
Balances January 31, 2006	—	—	28,667,070	$17,148	$—	$4,703,841	$(6,430,997)	$77,446	$(15,140)	$(1,647,702)

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended January 31, 2006 (Restated) and 2005

	Three Months Ended Janaury 31,
	2006	2005
	(Restated)

Net Earnings (Loss)	$(790,496)	$(138,380)

Other Comprehensive Income (Loss)
Derative gain/(loss)	90,265	—
Foreign Currency Translation Adjustment	11,168	45,686
Net Comprehensive (Loss)	$(689,063)	$(92,694)

SUPERCLICK, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended January 31, 2006 (Restated) and 2005

	Three Months Ended January 31,
	2006	2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(790,496)	$(138,380)
Adjustments to reconcile net loss
tonet cash used by operating activities:
Depreciation	20,034	11,256
Compensation expense on intrinsic
value of options issued	35,094	47,318
Stock issued for services	22,500	—
Amortization of beneficial conversion feature	97,632	—
Amortization of warrant discount	157,022
Derivative gain on warrants issued with debentures	(90,265)	—
Deferred tax benefit	—	—
Loss on the sale of fixed assets	20,337	—
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current liabilities:
Accounts receivable	116,325	169,417
Other receivables	79,838	21,937
Prepaid expenses	4,904	(13,361)
Inventory	(24,904)	259,654
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(8,381)	(371,060)
Accrued Payroll	49,236	(12,297)
Accrued other	13,592	47,951
Deferred revenue	119,383	(184,423)
CASH USED FOR OPERATING ACTIVITIES	(178,149)	(161,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(5,701)	(9,217)
CASH USED FOR INVESTING ACTIVITIES	(5,701)	(9,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(2,206)

CASH USED FOR FINANCING ACTIVITIES	(2,206)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,087)	56,235
NET INCREASE (DECREASE) IN CASH	(188,143)	(114,970)
CASH, beginning of period	497,438	475,479
CASH, end of period	$309,295	$360,509

Taxes paid	$—	$—
Interest paid	$65,883	$—
Other non-cash investing and financing activities:
Shares issued for services	$22,500	$—

Superclick, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited) (Restated)
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

During the three months ended January 31, 2006, the Company’s largest customer accounted for 41% of sales.

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

Computer equipment	$122,168
Inventory in transit	17,903
$140,071

NOTE E - DEFERRED FINANCING COSTS

As of January 31, 2006, the deferred financing costs balance consisted of $107,500 of unamortized convertible debenture issuance costs (See Note J for further detail).

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2006:

Furniture & fixtures	$127,011
Computer hardware	160,042
Leasehold improvements	30,703
Fabrication mold and dye	19,888
Computer software	86,701
424,345
Accumulated depreciation	(137,923)
Fixed assets, net	$286,422

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

NOTE G - DEFERRED REVENUE

Deferred revenue is recorded in a manner consistent with the Company’s revenue recognition policy. The Company generally enters into one-year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance. The Company defers such payment and recognizes revenue ratably over the contract period. As of January 31, 2006, the Company’s deferred revenue balance was $263,429.

NOTE H - LOANS PAYABLE

In September 2005, the Company entered into a Commercial Purchase Plan Agreement with DELL Financial Services of Canada for the purchase of computer hardware. The balance at January 31, 2006 is $ 44,866. Future maturities are as follows:

Year Ended October 31,	Amount
2006	$8,973
2007	10,448
2008	12,429
2009	13,016
Total	$44,866

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

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability since the warrants contain registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration, and the cashless exercise feature of the warrants and variable exercise price which support the notion of net-cash settlement and treatment of the warrants as a liability. The initial value of the warrants was treated as a discount to the debenture and recorded as a liability. The Company calculated the initial value of the warrants on the closing date of the transactions as being $658,973 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $.5949, volatility 175%, risk free rate 4.32%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants have a value of $193,199 at October 31, 2005 and the company recognized a derivative gain of $465,774 from the initial value date to October 31, 2005. As of January 31, 2006, the value of the warrants was reassessed using the Black-Scholes option-pricing model using the following assumptions: expected term 4.5 years, exercise price $.30, volatility 165%, risk free rate 4.53%, and zero dividend yield. The warrants have a value of $102,934 at January 31, 2006 and the company recognized a derivative gain of $90,265. The initial discount of $658,973 to the debenture is amortized over the term of the debenture, or twelve (12) months and calculated based upon the effective interest method. During the three months ended January 31, 2006, the Company recognized $157,022 in non-cash interest expense related to the warrant discount.

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

On January 5, 2006 the company issued the following shares at fair market value of $0.12 per share, or $22,500 to Directors for services rendered.

George Vesnaver	46,875
Jacobo Melcer	46,875
Paul Gulyas	46,875
Dipan Patel	15,625
Hugh Renfro	15,625
Robert MacFarlane	15,625
Total	187,500

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

On September 1, 2004, the Company awarded its then CFO a non-qualified stock option to purchase 300,000 shares of common stock of the Company at an exercise price of $.65 per share with an expiration date of September 1, 2010. The options vest and become exercisable at a rate of 12,500 per month over a twenty-four month period. On April 28, 2005, Superclick, Inc. and Claude Smith mutually agreed to terminate Mr. Smith's position as Chief Financial Officer and to close its executive offices in Dallas, Texas due to the Company's decision to relocate its administrative center to its operations in Montreal. Pursuant to Mr. Smith’s stock option grant, at the time of departure from the Company, 137,500 shares had vested. The remaining 162,500 shares available to Mr. Smith according to the terms of the stock option grant were canceled.

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

The following table summarizes the Company's stock option activity for the three months ended January 31, 2006:

	2006
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	1,460,481	$0.52
Granted	—
Forfeited	—
Exercised	—
Outstanding at end of period	1,460,481	$0.52

Options exerciseable at end of period	1,314,439

The following table summarizes information about the Company's stock options outstanding at January 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At January 31,	Contractural	Exercise	Number	Exercise
Prices	2006	Life (years)	Price	Outstanding	Price

$ 0.50	589,856	—	$0.50	589,856	$0.50
0.50	608,125	0.33	0.50	519,375	0.50
0.65	137,500	—	0.65	137,500	0.65
0.60	125,000	0.85	0.60	67,708	0.60
Total	1,460,481	0.92	$0.52	1,314,439	$0.52

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

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the three months ended January 31, 2006 would have been:

	Three Months Ended
	January 31, 2006	January 31, 2005

Net loss as reported	($790,496)	($138,380)

Pro forma	($842,271)	($249,149)

Net loss per share, as reported	($0.028)	($0.006)

Pro forma	($0.030)	($0.010)

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

Year Ended October 31,
2006	42,444
2007	55,011
2008	52,937
2009	48,525
2010	—
$198,917

The Company incurred $23,290 in rent expense during the three months ended January 31, 2006.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE Q - SUBSEQUENT EVENTS

None.

NOTE R - RESTATEMENT

The 10-QSB for Superclick, Inc. as of January 31, 2006 and 2005 has been restated. In July, 2006 we discovered that the initiation of amortization related to the warrant discount of $658,973 (See NOTE J) was missed. We determined that the discount requires amortization over the twelve month debenture term using the effective interest method. We calculated the amortization for the year ended October 31, 2005 and the three months ended January 31, 2006 to be $143,990 and $157,022, respectively, totaling $301,012. The restatement resulted in an increase to net loss of $157,022, and increase to the debenture liability and an increase in accumulated deficit of $301,012 from the originally reported amounts.

The following information presents the impact of the warrant discount amortization as discussed above on the Company’s financial information as originally reported for the three months ended January 31, 2006:

SUPERCLICK, INC.
Consolidated Balance Sheet
January 31, 2006
(Restatement)

	January 31, 2006
	(Originally Reported)	(Restated)	(Difference)
TOTAL ASSETS	$1,783,003	$1,783,003	$—
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable (Note F)	$826,160	$826,160	$—
Accrued payroll	105,216	105,216	—
Accrued other	38,737	38,737	—
Deferred revenue (Note G)	263,429	263,429	—
Loans current portion (Note H)	8,973	8,973	—
Notes payable (Note I)	352,589	352,589	—
Convertible debentures, net (Note J)	1,395,762	1,696,774	301,012
Debenture warrants (Note J)	102,934	102,934	—
TOTAL CURRENT LIABILITIES	3,093,800	3,394,812	301,012

Loans noncurrent portion (Note H)	35,893	35,893	—
TOTAL LIABILITIES	3,129,693	3,430,705	301,012
COMMITMENTS AND CONTINGENCIES (Note P)

STOCKHOLDERS' EQUITY (Note L)
Preferred stock, par value $.0001; 20,000,000
shares authorized; 0 issued and outstanding	—	—	—

Common stock, par value $.0006, 121,000,000 shares authorized; issued and outstanding 28,667,070 at January 31, 2006	17,148	17,148	—
Additional paid-in capital	4,703,841	4,703,841	—
Accumulated deficit	(6,129,985)	(6,430,997)	(301,012)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	77,446	77,446	—
Treasury Stock	(15,140)	(15,140)	—
TOTAL STOCKHOLDERS' EQUITY	(1,346,690)	(1,647,702)	(301,012)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,783,003	$1,783,003	$—

SUPERCLICK, INC.
Consolidated Statements of Operations
For the Three Months Ended January 31, 2006
(Restatement)

	Three Months Ended January 31, 2006
	(Originally Reported)	(Restated)	(Difference)
Revenue
Net revenue	$662,141	$662,141	$—
Cost of goods sold	454,825	454,825	—
Gross profit	207,316	207,316	—

Costs and Expenses
Total costs and expenses	702,529	702,529	—

(Loss) from operations	(495,213)	(495,213)	—
Other Income and (Expense)
Interest expense	(56,807)	(56,807)	—
Loss on the sale of fixed assets	(20,337)	(20,337)	—
Amortization of beneficial conversion feature of convertible debentures	(97,632)	(97,632)	—
Amortization of deferred financing costs	(53,750)	(53,750)	—
Amortization of warrant discount	—	(157,022)	(157,022)
Derivative gain (loss)	90,265	90,265	—
Total other income and (expense)	(138,261)	(295,283)	(157,022)
NET LOSS	$(633,474)	$(790,496)	$(157,022)

Net (loss) per common share Basic and diluted	$(0.022)	$(0.028)	$(0.006)
Weighted average common shares outstanding basic and diluted	28,533,843	28,533,843	—

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	1,314,439	1,314,439	—
Warrants	4,132,661	4,132,661	—
Convertible debentures	7,557,329	7,557,329	—

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Three Months Ended Janaury 31, 2006
(Restatement)

	Balances on January 31, 2006
	(Originally Reported)	(Restated)	(Difference)
Common Stock:
Shares	28,667,070	28,667,070	—
Amount	$17,148	$17,148	$—
Additional Paid-in-Capital	$4,703,841	$4,703,841	$—
Accumulated Deficit	$(6,129,984)	$(6,430,996)	$(301,012)
Accumulated Other Comprehensive Income (Loss)	$77,446	$77,446	$—
Treasury Stock	$(15,140)	$(15,140)	$—
Total Stockholder's Equity	$(1,346,690)	$(1,647,701)	$(301,012)

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended January 31, 2006
(Restatement)

	Three Months Ended January 31, 2006
	(Originally Reported)	(Restated)	(Difference)

Net Earnings (Loss)	$(633,474)	$(790,496)	$(157,022)

Other Comprehensive Income (Loss)
Derative gain/(loss)	90,265	90,265	—
Foreign Currency Translation Adjustment	11,168	11,168	—
Net Comprehensive (Loss)	$(532,041)	$(689,063)	$(157,022)

SUPERCLICK, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended January 31, 2006
(Restatement)
	Three Months Ended January 31, 2006
	(Originally Reported)	(Restated)	(Difference)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(633,474)	$(790,496)	$(157,022)
Adjustments to reconcile net loss
tonet cash used by operating activities:
Depreciation	20,034	20,034	—
Compensation expense on intrinsic
value of options issued	35,094	35,094	—
Stock issued for services	22,500	22,500	—
Amortization of beneficial conversion feature	97,632	97,632	—
Amortization of warrant discount	—	157,022	157,022
Derivative gain on warrants issued with debentures	(90,265)	(90,265)	—
Deferred tax benefit	—	—	—
Loss on the sale of fixed assets	20,337	20,337	—
Net change in current assets and current liabilities	349,993	349,993	—
CASH USED FOR OPERATING ACTIVITIES	(178,149)	(178,149)	—

CASH FLOWS FROM INVESTING ACTIVITIES:	(5,701)	(5,701)	—

CASH FLOWS FROM FINANCING ACTIVITIES:	(2,206)	(2,206)	—

NET INCREASE (DECREASE) IN CASH	(188,143)	(188,143)	—
CASH, beginning of period	497,438	497,438	—
CASH, end of period	$309,295	$309,295	$—

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

The Company’s working operations are based in Canada, with contracts throughout Canada, the U.S., Mexico extending into Europe and the Carribbean. With the exception of Canadian operations, the majority of transactions in other regions are denominated using the United States dollar. However, some of the Company's transactions are in Canadian dollars; therefore, the Company is exposed to currency fluctuation risks.

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

Gross Profit

Gross profit for the three months ended January 31, 2006 and 2005 was $207,316 and $463,010, respectively. Gross margin for the three months ended January 31, 2006 and 2005 was 31.3% and 34.1%, respectively, or a decrease of 2.8%. The decrease in gross margin was due primarily to restructuring efforts to reduce certain fixed costs associated with the Company’s maintenance and support department in addition to a decrease in revenue that was not matched by a commensurate decrease in cost of goods.

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

Net Loss

Net loss for the three months ended January 31, 2006 and 2005 was $790,496 and $138,380, respectively. The year-over-year increase in net loss of $652,116, or 471% is due to significantly lower sales compared to the three months ended January 31, 2005. In addition, non cash amortization related to the debentures amounted to $308,404, or 47% of the year-over-year increase in net loss.

Research and Development

Research and development expense for the three months ended January 31, 2006 and 2005 was $9,476 and $213, respectively. The year-over-year increase of $9,263 is due to development of IP-based services that can be deployed over our SIMS platform.

Financial Condition

From inception to January 31, 2006, we incurred an accumulated deficit of $6,430,996, and we expect to incur additional losses into the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the operating subsidiary.

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

The Company's Liquidity Plan

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. Net loss for the year ended October 31, 2005 and three months ended January 31, 2006 was $4,284,225 and $790,496, respectively, while cash used for operations was $1,838,615 and $178,149, respectively

During the year ended October 31, 2005, 100,000 of the series “A” Warrants were exercised at $.60 per share, resulting in $60,000 net proceeds to the Company and the issuance of 60,000 restricted common shares.

During the year ended October 31, 2005, 200,000 of the series “A” Warrants were exercised at $.45 per share, resulting in $90,000 net proceeds to the Company and the issuance of 200,000 restricted common shares.

966,665 “B” Warrants were unexercised as of January 31, 2006.

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

The Company's revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of its common stock may decline. Factors that could cause quarterly fluctuations include:

•	the beginning and ending of significant contracts during a quarter;
•	the number, size and scope of the installation contracts;
•	maintenance contracts can create variations in revenue levels and may cause fluctuations in quarterly results;
•	fluctuations in demand for services resulting from budget cuts, project delays, cyclical downturns or similar events, including the recent economic downturn;
•	the possibility and subsequent duration of conflicts involving the United States military could cause delays in program operations related to the Company's hospitality clients by reducing travel;
•	clients' decisions to divert resources to other projects, which may limit clients' resources that would otherwise be allocated to solutions that the Company could provide; and
•	reductions in the prices of services offered by competitors.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company’s Acting President and Chief Financial Officer (who is the principal accounting officer). Both evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.

As reported in the Company’s 10QSB filed with the Securities and Exchange Commission on August 15, 2005 for the period ended April 30, 2005, our interim President and Principal Financial Officers had identified certain deficiencies, including a lack of an appropriately rigorous system of policies and procedures for the internal review of financial reports, including inadequate staffing, training and expertise.

In accordance with Item 308 (c) of Regulation S-B, as of January 31, 2006 there were no changes in the Company’s internal control reporting in connection with the Company’s evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-QSB.

(a)	Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company's Acting President and Chief Financial Officer (who is the principal accounting officer). Both evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and noted a weakness with respect to item (c) below

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

Name: Sandro Natale
Title: Interim CEO