Form 10QSB/A
period 2006-04-30
SUPERCLICK INC
filed 2006-08-29
CIK 1104891

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

EXPLANATORY NOTE

This Amendment on Form 10-QSB/A to Superclick, Inc. (the "Company" or the "Registrant") Annual Report on Form 10-QSB for the three and six months ended April 30, 2006 (the "Original Filing") which was filed with the Securities and Exchange Commission on June 15, 2006, is being filed to amend the Original Filing as follows:

☒ Item 1. Financial Statements. To restate financials to recognize amortization of $171,232 and $328,254 for the three and six months ended April 30, 2006, respectively, related to the warrant discount from our convertible debentures using the effective interest method.

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

-i-

SUPERCLICK, INC.
Consolidated Balance Sheet
April 30, 2006 (Unaudited)(Restated)

April 30,
2006
ASSETS	(Restated)
CURRENT ASSETS
Cash	$136,965
Accounts receivable, net (Note A&B)	919,824
R&D Tax credits receivable	126,515
Sales Tax refund receivable	22,937
Inventory (Note C)	113,686
Deferred financing costs	53,750
Prepaid expenses	32,501
TOTAL CURRENT ASSETS	1,406,178
Fixed assets, net (Note D)	279,350
Deferred Tax Benefit	38,607
Other Assets	2,123
TOTAL ASSETS	$1,726,258
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable (Note E)	$864,573
Accrued payroll (Note F)	84,803
Accrued other (Note G)	87,319
Deferred revenue (Note H)	325,317
Loans current portion	8,702
Notes payable (Note I)	350,000
Convertible debentures, net (Note J)	1,965,638
Debenture warrants (Note J)	71,989
TOTAL CURRENT LIABILITIES	3,758,341

Loans noncurrent portion	34,812
TOTAL LIABILITIES	3,793,153
COMMITMENTS (Note K)

STOCKHOLDERS' EQUITY (Note L)
Preferred stock, par value $.0001; 20,000,000
shares authorized; 0 issued and outstanding	—

Common stock, par value $.0006, 121,000,000 shares authorized; issued and outstanding 28,667,070 at April 30, 2006	17,148
Additional paid-in capital	4,739,917
Common stock payable	22,500
Accumulated deficit	(6,911,704)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	80,384
Treasury Stock	(15,140)
TOTAL STOCKHOLDERS' EQUITY	(2,066,895)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,726,258

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations
For the Three and Six Months Ended April 30, 2006 (Restated) and 2005 (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
Revenue
Net Sales	$561,822	$540,203	$868,745	$1,692,255
Services	345,987	195,730	701,205	403,412
Net revenue	907,809	735,933	1,569,950	2,095,667
Cost of goods sold	476,487	384,670	931,312	1,281,393
Gross profit	431,322	351,263	638,638	814,274

Costs and Expenses
Bank charges	7,430	2,618	9,990	8,566
Communication	30,839	23,600	65,834	39,533
Consulting fees	31,984	—	51,012	—
Meals and entertainment	3,230	8,603	8,607	14,961
Depreciation and amortization	18,861	10,397	38,895	21,653
Marketing and promotion	26,041	13,828	28,864	31,527
Office	36,664	61,557	87,068	130,811
Professional fees	40,011	107,961	170,388	190,763
Investor relations	2,837	29,227	6,608	44,240
Salaries and wages	295,588	456,450	664,206	780,900
Employee benefits	3,579	11,933	11,561	24,537
Travel	25,967	53,435	56,362	90,110
Tax and licenses	3,380	2,572	4,327	2,572
Research and development	1,151	678	10,627	891
Directors compensation	22,500	27,612	45,000	27,612
Bad debt expense	—	—	76	—
Foreign currency (gain)/loss	9,199	38,980	2,364	42,165
Total costs and expenses	559,261	849,451	1,261,789	1,450,841

(Loss) from operations	(127,939)	(498,188)	(623,151)	(636,567)
Other Income and (Expense)
Interest expense	(61,101)	—	(117,908)	—
Loss on the sale of fixed assets	—	—	(20,337)	—
Amortization of beneficial conversion feature of convertible debentures	(97,632)	—	(195,264)	—
Amortization of deferred financing costs	(53,750)	—	(107,500)	—
Amortization of warrant discount	(171,232)		(328,254)	—
Derivative gain (loss)	30,945	—	121,210	—
Total other income and (expense)	(352,770)	—	(648,053)	—
NET LOSS BEFORE TAXES	(480,709)	(498,188)	(1,271,204)	(636,567)
Provision <benefit> for income taxes	—	—	—	—
NET LOSS	$(480,709)	$(498,188)	$(1,271,204)	$(636,567)

Net (loss) per common share Basic and diluted	$(0.017)	$(0.020)	$(0.044)	$(0.026)
Weighted average common shares outstanding basic and diluted	28,667,070	25,226,574	28,599,468	24,958,074

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	1,460,481	1,992,909	1,460,481	1,990,513
Warrants	4,032,661	2,299,999	4,032,661	3,100,000
Convertible debentures	7,640,785	—	7,645,176	—

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Years Ended October 31, 2005 and 2004 and the Six Months Ended April 30, 2006 (Unaudited)(Restated)

							Deficit
							Accumulated	Accumulated
	Preferred Stock		Common Stock			Additional	during the	Other		Total
	Number of		Number of		Subscribed/	Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2003	—	—	19,542,467	11,725		339,595	(376,880)	(7,476)	—	(33,036)

Shares issued during the period
Shares issued for cash
(range $0.18-$0.45 per share)			4,033,329	2,420		1,201,070				1,203,490
Shares issued for services			621,206	373		314,781				315,154
Stock options granted				—		134,822				134,822
Stock subscribed					232,000					232,000
Foreign Currency Transalation Adjustment								25,120		25,120
Net loss							(979,395)			(979,395)
BALANCES October 31, 2004	—	—	24,197,002	$14,518	$232,000	$1,990,268	$(1,356,275)	$17,644	$—	$898,155

Shares issued during the period:
Shares issued for cash
(range $0.18-$0.60 per share)			1,266,665	760		372,240				373,000
Shares issued for services			102,067	61		77,164				77,225
Shares issued for acquisition										—
of Hotel Net, LLC			2,750,000	1,650		1,645,850				1,647,500
Stock options exercised			51,961	31		25,949				25,980
Treasury stock received for										—
cashless option exercises			111,875						(25,981)	(25,981)
Treasury stock issued for services			25,000	15		8,394			10,841	19,250
Reduction of treasury stock										—
issued for services			(25,000)							—
Stock options granted						263,566				263,566
Subscribed stock issued					(232,000)					(232,000)
Repayment of Hotel Net										—
shareholder investment						(127,600)				(127,600)
Beneficial conversion feature of
convertible debentures						390,529				390,529
Foreign Currency Translation Adjustment								48,634		48,634
Net <loss> profit							(4,284,225)			(4,284,225)
BALANCES October 31, 2005	$—	$—	$28,479,570	$17,035	$—	$4,646,360	$(5,640,500)	$66,278	$(15,140)	$(925,967)

Shares issued during the period:
Shares issued for services			187,500	113	22,500	22,387				45,000
Stock options granted						71,170				71,170
Foreign currency translation adjustment								14,106		14,106
Net <loss> profit							(1,271,204)			(1,271,204)
Balances April 30, 2006	—	—	28,667,070	$17,148	$22,500	$4,739,917	$(6,911,704)	$80,384	$(15,140)	$(2,066,895)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended April 30, 2006 (Restated) and 2005 (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(Restated)		(Restated)

Net Earnings (Loss)	$(480,709)	$(498,188)	$(1,271,204)	$(636,567)

Other Comprehensive Income (Loss)
Derivative gain/(loss)	30,945	—	121,210	—
Foreign Currency Translation Adjustment	2,938	(8,566)	14,106	37,120

Net Comprehensive (Loss)	$(446,826)	$(506,754)	$(1,135,888)	$(599,447)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows
For the Three and Six Months Ended April 30, 2006 (Restated) and 2005 (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(480,709)	$(498,188)	$(1,271,204)	$(636,567)
Adjustments to reconcile net loss
tonet cash used by operating activities:
Depreciation	18,861	10,397	38,895	21,653
Compensation expense on fair market
value of options issued	36,076	—	36,076	—
Compensation expense on intrinsic
value of options issued		92,446	35,094	139,764
Stock issued for services	22,500	27,612	45,000	27,612
Amortization of beneficial conversion feature	97,632	—	195,264	—
Amortization of warrant discount	171,232	—	328,254	—
Derivative gain on warrants issued with debentures	(30,945)	—	(121,210)	—
Deferred tax benefit	—	—	—	—
Loss on the sale of fixed assets	—	—	20,337	—
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current liabilities:
Accounts receivable	(190,288)	104,740	(73,963)	274,157
Other receivables	61,594	—	141,432	21,937
Prepaid expenses	1,939	6,918	6,843	(6,443)
Inventory	28,566	(89,851)	3,662	169,803
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	25,576	41,633	17,195	(329,426)
Accrued Payroll	(22,035)	2,807	27,201	(9,490)
Accrued other	46,513	—	60,105	47,951
Deferred revenue	54,862	(10,900)	174,244	(195,323)
CASH USED FOR OPERATING ACTIVITIES	(158,626)	(312,386)	(336,775)	(474,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(6,099)	(13,211)	(11,800)	(22,428)
CASH USED FOR INVESTING ACTIVITIES	(6,099)	(13,211)	(11,800)	(22,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	—	81,000	—	81,000
Repayment of loans	(2,236)	—	(4,442)	—
CASH USED FOR FINANCING ACTIVITIES	(2,236)	81,000	(4,442)	81,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,369)	(13,837)	(7,456)	42,397
NET INCREASE (DECREASE) IN CASH	(172,330)	(258,434)	(360,473)	(373,403)
CASH, beginning of period	309,295	360,509	497,438	475,478
CASH, end of period	$136,965	$102,075	$136,965	$102,075

Taxes paid	$—	$2,572	$—	$2,572
Interest paid	$—	$—	$—	$—
Other non-cash investing and financing activities:
Shares issued for services	$—	$27,612	$22,500	$27,612

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

During the three months ended April 30, 2006, the Company’s largest customer accounted for 17% of sales.

During the three months ended April 30, 2005, the Company’s two largest customers accounted for 28% and 18% of sales respectively.

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

Computer equipment	$113,686
$113,686

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2006:

Furniture & fixtures	$129,686
Computer hardware	169,676
Leasehold improvements	31,351
Fabrication mold and dye	20,307
Computer software	88,527
439,547
Accumulated depreciation	(160,197)
Fixed assets, net	$279,350

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

NOTE H - DEFERRED REVENUE

Deferred revenue is recorded in a manner consistent with the Company’s revenue recognition policy. The Company generally enters into one-year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance. The Company defers such payment and recognizes revenue ratably over the contract period. As of April 30, 2006, the Company’s deferred revenue balance was $325,317.

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

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability since the warrants contain registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration, and the cashless exercise feature of the warrants and variable exercise price which support the notion of net-cash settlement and treatment of the warrants as a liability. The initial value of the warrants was treated as a discount to the debenture and recorded as a liability. The Company calculated the initial value of the warrants on the closing date of the transactions as being $658,973 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $.5949, volatility 175%, risk free rate 4.32%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants had a value of $193,199 at October 31, 2005 and the company recognized a derivative gain of $465,774 from the initial value date to October 31, 2005. As of April 30, 2006, the value of the warrants was reassessed using the Black-Scholes option-pricing model using the following assumptions: expected term 4.25 years, exercise price $.30, volatility 165%, risk free rate 5.07%, and zero dividend yield. The warrants have a value of $71,989 at April 30, 2006. For the three and six months ended April 30, 2006, the company recognized a derivative gain of $30,945 and $121,210, respectively. The initial discount of $658,973 to the debenture is amortized over the term of the debenture, or twelve (12) months and calculated based upon the effective interest method. During the three and six months ended April 30, 2006, the Company recognized $171,232 and $328,254, respectively, in non-cash interest expense related to the warrant discount.

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

Year Ended October 31,
2006	28,296
2007	55,011
2008	52,937
2009	48,525
2010	—
$184,769

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

The following table summarizes the Company's stock option activity for the three months ended April 30, 2006:

	2006
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	1,460,481	$0.52
Granted	—
Forfeited	(166,667)	0.55
Exercised	—
Outstanding at end of period	1,293,814	$0.52

Options exerciseable at end of period	1,276,314

The following table summarizes information about the Company's stock options outstanding at April 30, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At January 31,	Contractural	Exercise	Number	Exercise
Prices	2006	Life (years)	Price	Outstanding	Price

$ 0.50	589,856	—	$0.50	589,856	$0.50
0.50	520,625	0.09	0.50	508,125	0.50
0.65	137,500	—	0.65	137,500	0.65
0.60	45,833	0.61	0.60	40,833	0.60
Total	1,293,814	0.06	$0.52	1,276,314	$0.52

During the three months ended April 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) using the Modified Prospective Method (“MPA”). Previously, the Company accounted for stock options utilizing the intrinsic value method for fixed awards under the provisions of Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under SFAS 123r, the Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants. The Company is not required to make a cumulative effect adjustment as a result of adopting the MPA of SFAS 123r. The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future. During the three months ended April 30, 2006, the Company recognized compensation expense of $42,497 and forfeitures of $6,421.

During the three months ended April 30, 2006, under the previous method, APB 25, the company would have recognized compensation expense of $21,875.

The following table illustrates the effect of implementing SFAS 123r compared to APB 25 for the three months ended April 30, 2006:

	FAS 123r	APB 25	Difference

Loss from continuing operations	$(127,939)	$(107,317)	$20,622
Loss before income taxes	(480,709)	(460,087)	$20,622
Net income	(480,709)	(460,087)	$20,622

Cash used for operating activities	(158,626)	(179,248)	$(20,622)
Cash used for financing activities	(2,236)	(2,236)	$-

Earnings per share	$(0.011)	$(0.016)	$(0.005)

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

Three Months
Ended
April 30, 2005

Net loss as reported	($498,188)
Intrinsic value compensation cost expensed under APB 25	($92,446)
Fair value compensation cost that would have been expensed under SFAS 123r	($139,739)
Increase in compensation expense over APB 25	($47,293)
Pro forma net loss if SFAS 123 been applied to all awards	($545,481)

Net loss per share, as reported	($0.020)
Pro forma net loss per share if SFAS 123 been applied to all awards	($0.022)

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

NOTE Q - GOING CONCERN AND MANAGEMENT’S PLANS

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

NOTE S - RESTATEMENT

The 10-QSB for Superclick, Inc. as of April 30, 2006 and 2005 has been restated. In July, 2006 we discovered that the initiation of amortization related to the warrant discount of $658,973 (See NOTE J) was missed. We determined that the discount requires amortization over the twelve month debenture term using the effective interest method. We calculated the amortization for the year ended October 31, 2005, the three months ended January 31, 2006, and the three months ended April 30, 2006 to be $143,990, $157,022 and $171,232, respectively, totaling $328,254 for the six months ended April 30, 2006 and $472,244 in total. The restatement resulted in an increase to net loss for the three and six months ended April 30, 2006 of $171,232 and $328,254, respectively, an increase to the debenture liability of $472,244 and an increase in the accumulated deficit of $472,244 from the amounts originally reported.

The following information presents the impact of the warrant discount amortization as discussed above on the Company’s financial information as originally reported for the three and six months ended April 30, 2006:

SUPERCLICK, INC.
Consolidated Balance Sheet
April 30, 2006 (Unaudited)
(Restatement)

	April 30, 2006
	(Originally Reported)	(Restated)	(Difference)
TOTAL ASSETS	$1,726,258	$1,726,258	$—
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable (Note E)	$864,573	$864,573	$—
Accrued payroll (Note F)	84,803	84,803	—
Accrued other (Note G)	87,319	87,319	—
Deferred revenue (Note H)	325,317	325,317	—
Loans current portion	8,702	8,702	—
Notes payable (Note I)	350,000	350,000	—
Convertible debentures, net (Note J)	1,493,394	1,965,638	472,244
Debenture warrants (Note J)	71,989	71,989	—
TOTAL CURRENT LIABILITIES	3,286,097	3,758,341	472,244

Loans noncurrent portion	34,812	34,812	—
TOTAL LIABILITIES	3,320,909	3,793,153	472,244
COMMITMENTS (Note K)

STOCKHOLDERS' EQUITY (Note L)
Preferred stock, par value $.0001; 20,000,000
shares authorized; 0 issued and outstanding	—	—	—

Common stock, par value $.0006, 121,000,000 shares authorized; issued and outstanding 28,667,070 at April 30, 2006	17,148	17,148	—
Additional paid-in capital	4,739,917	4,739,917	—
Common stock payable	22,500	22,500	—
Accumulated deficit	(6,439,460)	(6,911,704)	(472,244)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	80,384	80,384	—
Treasury Stock	(15,140)	(15,140)	—
TOTAL STOCKHOLDERS' EQUITY	(1,594,651)	(2,066,895)	(472,244)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,726,258	$1,726,258	$—

SUPERCLICK, INC.
Consolidated Statements of Operations
For the Three and Six Months Ended April 30, 2006
(Restatement)

	Three Months Ended April 30, 2006			Six Months Ended April 30, 2006
	(Originally Reported)	(Restated)	(Difference)	(Originally Reported)	(Restated)	(Difference)
Revenue
Net revenue	$907,809	$907,809	$—	$1,569,950	$1,569,950	$—
Cost of goods sold	476,487	476,487	—	931,312	931,312	—
Gross profit	431,322	431,322	—	638,638	638,638	—

Costs and Expenses
Total costs and expenses	559,261	559,261	—	1,261,789	1,261,789	—

(Loss) from operations	(127,939)	(127,939)	—	(623,151)	(623,151)	—
Other Income and (Expense)
Interest expense	(61,101)	(61,101)	—	(117,908)	(117,908)	—
Loss on the sale of fixed assets	—	—	—	(20,337)	(20,337)	—
Amortization of beneficial conversion
feature of convertible debentures	(97,632)	(97,632)	—	(195,264)	(195,264)	—
Amortization of deferred financing costs	(53,750)	(53,750)	—	(107,500)	(107,500)	—
Amortization of warrant discount	—	(171,232)	(171,232)	—	(328,254)	(328,254)
Derivative gain (loss)	30,945	30,945	—	121,210	121,210	—
Total other income and (expense)	(181,538)	(352,770)	(171,232)	(319,799)	(648,053)	(328,254)
NET LOSS BEFORE TAXES	(309,477)	(480,709)	(171,232)	(942,950)	(1,271,204)	(328,254)
Provision <benefit> for income taxes	—	—		—	—
NET LOSS	$(309,477)	$(480,709)	$(171,232)	$(942,950)	$(1,271,204)	$(328,254)

Net (loss) per common share Basic and diluted	$(0.011)	$(0.017)	$(0.006)	$(0.033)	$(0.044)	$(0.011)
Weighted average common shares
outstanding basic and diluted	28,667,070	28,667,070	—	28,599,468	28,599,468	—

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	1,460,481	1,460,481	—	1,460,481	1,460,481	—
Warrants	4,032,661	4,032,661	—	4,032,661	4,032,661	—
Convertible debentures	7,640,785	7,640,785	—	7,645,176	7,645,176	—

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Six Months Ended April 30, 2006
(Restatement)

	Balances on April 30, 2006
	(Originally Reported)	(Restated)	(Difference)
Common Stock:
Shares	28,667,070	28,667,070	—
Amount	$17,148	$17,148	$—
Subscribed/Payable	$22,500	$22,500
Additional Paid-in-Capital	$4,739,917	$4,739,917	$—
Accumulated Deficit	$(6,439,460)	$(6,911,704)	$(472,244)
Accumulated Other Comprehensive Income (Loss)	$80,384	$80,384	$—
Treasury Stock	$(15,140)	$(15,140)	$—
Total Stockholder's Equity	$(1,594,651)	$(2,066,895)	$(472,244)

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended April 30, 2006 (Unaudited)
(Restatement)

	Three Months Ended April 30, 2006			Six Months Ended April 30, 2006
	(Originally Reported)	(Restated)	(Difference)	(Originally Reported)	(Restated)	(Difference)

Net Earnings (Loss)	$(309,477)	$(480,709)	$(171,232)	$(942,950)	$(1,271,204)	$(328,254)

Other Comprehensive Income (Loss)
Derivative gain/(loss)	30,945	30,945	—	121,210	121,210	—
Foreign Currency Translation Adjustment	2,938	2,938	—	14,106	14,106	—
Net Comprehensive (Loss)	$(275,594)	$(446,826)	$(171,232)	$(807,634)	$(1,135,888)	$(328,254)

SUPERCLICK, INC.
Consolidated Statements of Cash Flows
For the Three and Six Months Ended April 30, 2006 (Unaudited)
(Restatement)
	Three Months Ended April 30, 2006			Six Months Ended April 30, 2006
	(Originally Reported)	(Restated)	(Difference)	(Originally Reported)	(Restated)	(Difference)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(309,477)	$(480,709)	$(171,232)	$(942,950)	$(1,271,204)	$(328,254)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	18,861	18,861	—	38,895	38,895	—
Compensation expense on fair market
value of options issued	36,076	36,076	—	36,076	36,076	—
Compensation expense on intrinsic
value of options issued	—	—	—	35,094	35,094	—
Stock issued for services	22,500	22,500	—	45,000	45,000	—
Amortization of beneficial conversion feature	97,632	97,632	—	195,264	195,264	—
Amortization of warrant discount		171,232	171,232		328,254	328,254
Derivative gain on warrants issued with debentures	(30,945)	(30,945)	—	(121,210)	(121,210)	—
Deferred tax benefit	—	—	—	—	—	—
Loss on the sale of fixed assets	—	—	—	20,337	20,337	—
Net change in current assets and current liabilities	6,727	6,727	—	356,719	356,719	—
CASH USED FOR OPERATING ACTIVITIES	(158,626)	(158,626)	—	(336,775)	(336,775)	—

CASH FLOWS FROM INVESTING ACTIVITIES	(6,099)	(6,099)	—	(11,800)	(11,800)	—

CASH FLOWS FROM FINANCING ACTIVITIES	(2,236)	(2,236)	—	(4,442)	(4,442)	—

NET INCREASE (DECREASE) IN CASH	(172,330)	(172,330)	—	(360,473)	(360,473)	—
CASH, beginning of period	309,295	309,295	—	497,438	497,438	—
CASH, end of period	$136,965	$136,965	$—	$136,965	$136,965	$—

Taxes paid	$—	$—	$—	$—	$—	$—
Interest paid	$—	$—	$—	$—	$—	$—
Other non-cash investing and financing activities:
Shares issued for services	$—	$—	$—	$22,500	$22,500	$—

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

Net Loss

Net loss for the three months ended April 30, 2006 and 2005 was $480,709 and $498,188, respectively. Net loss for the six months ended April 30, 2006 and 2005 was $1,271,204 and $636,567, respectively. The three month year-over-year favorable variance in net loss of $17,479 or 3.5% was as a result of the favorable loss from operations variance. The six month year-over-year unfavorable variance of $634,637 or 99.7% was mainly due to the costs associated with the convertible debenture including the non-cash amortization of the beneficial conversion feature, warrant discount, deferred financing costs and interest expense offset by a derivative gain on the warrants associated with the convertible debenture.

Financial Condition

From inception to April 30, 2006, we incurred an accumulated deficit of $6,911,704, and we expect to incur additional losses into the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the operating subsidiary.

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

The Company's Liquidity Plan

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. Net loss for the year ended October 31, 2005 and three and six months ended April 30, 2006 was $4,284,225, $480,709 and $1,271,204 respectively, while cash used for operations was $1,838,615, $158,626 an d$336,775, respectively.

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

966,665 “B” Warrants and 2,099,999 “A” Warrants were unexercised as of April 30, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company’s Acting President and Chief Financial Officer (who is the principal accounting officer). Both evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and noted a weakness with respect to item (c) below.

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

We filed a report on Form 8-K on February 7, 2006 announcing the resignation of Jacobo Melcer from the Company’s board of directors.

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

Date August 22, 2006
SUPERCLICK, INC.

/s/ Sandro Natale

Name: Sandro Natale
Title: Interim CEO