Form 10QSB
period 2006-07-31
SUPERCLICK INC
filed 2006-09-14
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended July 31, 2006.

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Transition Period From ______________To_________________

Commission File Number 333-31238

Superclick, Inc. (Exact Name Of Registrant As Specified In Its Charter)

Washington (State or Other Jurisdiction of Incorporation or Organization)	52-2219677 (I.R.S. Employer Identification No.)

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

Yes ☒     No ☐

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of September 4, 2006 was 29,867,198.

TABLE OF CONTENTS

		Page

Part I

Item 1.	Financial Statements

Consolidated Balance Sheet as of July 31, 2006 (Unaudited)		1

Consolidated Statements of Operations for the three and nine months ended July 31, 2006 (Unaudited)		2

Consolidated Statements of Stockholders Equity for the years Ended October 31, 2005 and 2004 and the nine months ended July 31, 2006 (unaudited).		3

Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 31, 2006 (Unaudited)		4

Consolidated Statements of Cash Flows for the three and nine months ended July 31, 2006 (Unaudited)		5

Item 2	Management's Discussion and Analysis	25

Item 3	Controls and Procedures	35

Part II - Other Information

Item 4	Exhibits and Reports on Form 8-K	36

Item 5	Signatures	36

2

SUPERCLICK, INC.
Consolidated Balance Sheet
July 31, 2006 (Unaudited)

July 31,
2006
ASSETS
CURRENT ASSETS
Cash	$240,428
Accounts receivable, net (Notes A&B)	695,076
Sales Tax refund receivable	27,725
Inventory (Note C)	125,323
Prepaid expenses	21,959
TOTAL CURRENT ASSETS	1,110,511
Fixed assets, net (Note D)	262,185
Deferred Tax Benefit	38,245

TOTAL ASSETS	$1,410,941
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable (Note E)	$509,749
Interest payable (Note F)	85,798
Accrued payroll (Note G)	118,958
Accrued other	13,716
Deferred revenue (Note H)	442,103
Loans current portion	8,166
Notes payable (Note I)	350,000
Convertible debentures, net (Note J)	2,250,000
Debenture warrants (Note J)	45,738
TOTAL CURRENT LIABILITIES	3,824,228

Loans noncurrent portion	32,665
TOTAL LIABILITIES	3,856,893
COMMITMENTS (Note K)

STOCKHOLDERS' EQUITY (Note L)
Preferred stock, par value $.0001; 20,000,000
shares authorized; 0 issued and outstanding	-

Common stock, par value $.0006, 121,000,000 shares authorized; issued and outstanding 29,867,198 at July 31, 2006	17,868
Additional paid-in capital	4,826,778
Common stock payable	10,500
Accumulated deficit	(7,362,701)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	76,743
Treasury Stock	(15,140)
TOTAL STOCKHOLDERS' EQUITY	(2,445,952)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,410,941

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations
For the Three and Nine Months Ended July 31, 2006 and 2005 (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Revenue
Net Sales	$410,683	$288,518	$1,279,428	$1,980,773
Services	499,218	171,081	1,200,423	574,493
Net revenue	909,901	459,599	2,479,851	2,555,266
Cost of goods sold	428,728	181,280	1,360,040	1,462,673
Gross profit	481,173	278,319	1,119,811	1,092,593

Costs and Expenses
Bank charges	1,185	3,027	11,175	11,592
Communication	27,847	22,890	93,681	62,423
Consulting fees	23,365	-	74,377	-
Meals and entertainment	4,757	6,968	13,364	21,929
Depreciation and amortization	17,531	10,133	56,426	31,786
Marketing and promotion	20,462	14,004	49,326	45,531
Office	25,847	44,080	112,915	174,891
Professional fees	28,925	108,474	199,313	299,237
Investor relations	3,864	27,624	10,472	71,864
Salaries and wages	263,044	388,411	927,250	1,169,311
Employee benefits	6,243	10,002	17,805	34,538
Travel	28,662	50,345	85,024	140,455
Tax and licenses	1,803	1,677	6,130	4,249
Research and development	(7,787)	(1,988)	2,840	(1,095)
Directors compensation	-	23,491	45,000	51,103
Bad debt expense	118,770	-	118,846	-
Foreign currency (gain)/loss	(5,653)	631	(3,289)	42,796
Total costs and expenses	558,865	709,769	1,820,655	2,160,610

(Loss) from operations	(77,692)	(431,450)	(700,844)	(1,068,017)
Other Income and (Expense)
Interest expense	(61,444)	-	(179,352)	-
Loss on the sale of fixed assets	-	-	(20,337)	-
Amortization of beneficial conversion feature of convertible debentures	(97,632)	-	(292,896)	-
Amortization of deferred financing costs	(53,750)	-	(161,250)	-
Amortization of warrant discount	(186,729)	-	(514,983)	-
Derivative gain (loss)	26,251	-	147,461	-
Total other income and (expense)	(373,304)	-	(1,021,357)	-
NET LOSS BEFORE TAXES	(450,996)	(431,450)	(1,722,201)	(1,068,017)
Provision <benefit> for income taxes	-	-	-	-
NET LOSS	$(450,996)	$(431,450)	$(1,722,201)	$(1,068,017)

Net (loss) per common share Basic and diluted	$(0.015)	$(0.017)	$(0.060)	$(0.042)
Weighted average common shares outstanding basic and diluted	29,538,414	25,684,684	28,913,839	25,213,880

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	1,273,606	1,460,481	1,273,606	1,450,064
Warrants	4,032,661	3,166,667	4,032,661	3,166,667
Convertible debentures	7,614,452	-	7,538,151	-

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Years Ended October 31, 2005 and 2004 and the Nine Months Ended July 31, 2006 (Unaudited)

							Deficit
							Accumulated	Accumulated
	Preferred Stock		Common Stock			Additional	during the	Other		Total
	Number of		Number of		Subscribed/	Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2003	-	-	19,542,467	11,725		339,595	(376,880)	(7,476)	-	(33,036)

Shares issued during the period
Shares issued for cash
(range $0.18-$0.45 per share)			4,033,329	2,420		1,201,070				1,203,490
Shares issued for services			621,206	373		314,781				315,154
Stock options granted				-		134,822				134,822
Stock subscribed					232,000					232,000
Foreign Currency Transalation Adjustment								25,120		25,120
Net loss							(979,395)			(979,395)
BALANCES October 31, 2004	-	-	24,197,002	$14,518	$232,000	$1,990,268	$(1,356,275)	$17,644	$-	$898,155

Shares issued during the period:
Shares issued for cash
(range $0.18-$0.60 per share)			1,266,665	760		372,240				373,000
Shares issued for services			102,067	61		77,164				77,225
Shares issued for acquisition										-
of Hotel Net, LLC			2,750,000	1,650		1,645,850				1,647,500
Stock options exercised			51,961	31		25,949				25,980
Treasury stock received for										-
cashless option exercises			111,875						(25,981)	(25,981)
Treasury stock issued for services			25,000	15		8,394			10,841	19,250
Reduction of treasury stock										-
issued for services			(25,000)							-
Stock options granted						263,566				263,566
Subscribed stock issued					(232,000)					(232,000)
Repayment of Hotel Net										-
shareholder investment						(127,600)				(127,600)
Beneficial conversion feature of
convertible debentures						390,529				390,529
Foreign Currency Translation Adjustment								48,634		48,634
Net <loss> profit							(4,284,225)			(4,284,225)
BALANCES October 31, 2005	$-	$-	$28,479,570	$17,035	$-	$4,646,360	$(5,640,500)	$66,278	$(15,140)	$(925,967)

Shares issued during the period:
Shares issued for services			587,500	353	10,500	34,147				45,000
Shares issued for interest payable			800,128	480		49,878				50,358
Stock options granted						96,393				96,393
Foreign currency translation adjustment								10,465		10,465
Net <loss> profit							(1,722,201)			(1,722,201)
Balances April 30, 2006	-	-	29,867,198	$17,868	$10,500	$4,826,778	$(7,362,701)	$76,743	$(15,140)	$(2,445,952)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended July 31, 2006 and 2005 (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005

Net Earnings (Loss)	$(450,996)	$(431,450)	$(1,722,201)	$(1,068,017)

Other Comprehensive Income (Loss)
Derivative gain/(loss)	26,251	-	147,461	-
Foreign Currency Translation Adjustment	(3,641)	12,198	10,465	49,318

Net Comprehensive (Loss)	$(428,386)	$(419,252)	$(1,564,275)	$(1,018,699)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows
For the Three and Nine Months Ended July 31, 2006 and 2005 (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(450,996)	$(431,450)	$(1,722,201)	$(1,068,017)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	17,531	10,133	56,426	31,786
Compensation expense on fair market
value of options issued	25,223		61,299
Compensation expense on intrinsic
value of options issued	-	88,708	35,094	228,472
Stock issued for services	-	42,741	45,000	70,352
Amortization of beneficial conversion feature	97,632	-	292,896	-
Amortization of warrant discount	186,729	-	514,983	-
Derivative gain on warrants issued with debentures	(26,251)	-	(147,461)	-
Stock issued for accrued interest	50,358	-	50,358	-
Deferred tax benefit	-	-	-	-
Loss on the sale of fixed assets	-	-	20,337	-
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current assets:
Accounts receivable	219,746	232,417	144,983	506,574
Other receivables	177,680	59,696	319,912	81,632
Prepaid expenses	10,363	6,581	17,206	137
Inventory	(12,859)	72,199	(9,197)	242,002
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(267,531)	(79,301)	(250,336)	(408,727)
Accrued Payroll	35,380	2,846	62,581	(6,644)
Accrued other	(73,680)	18,986	(13,575)	66,937
Deferred revenue	121,311	(132,906)	295,556	(328,229)
CASH USED FOR OPERATING ACTIVITIES	110,636	(109,350)	(226,139)	(583,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(2,806)	(998)	(14,606)	(23,425)
CASH USED FOR INVESTING ACTIVITIES	(2,806)	(998)	(14,606)	(23,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	60,000	-	141,000
Repayment of loans	(2,303)	-	(6,745)	-
CASH USED FOR FINANCING ACTIVITIES	(2,303)	60,000	(6,745)	141,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,064)	2,002	(9,520)	44,400
NET INCREASE (DECREASE) IN CASH	103,463	(48,346)	(257,010)	(421,750)
CASH, beginning of period	136,965	102,075	497,438	475,479
CASH, end of period	$240,428	$53,729	$240,428	$53,729

Taxes paid	$-	$1,678	$-	$-
Interest paid	$-	$-	$-	$4,250
Other non-cash investing and financing activities:
Shares issued for services	$-	$42,741	$45,000	$70,353
Shares issued for accrued interest	$50,358	$-	$50,358	$-

SEE NOTES TO FINANCIAL STATEMENTS

Superclick, Inc.
Notes to Financial Statements (Unaudited)
For The Three and Nine Months Ended July 31, 2006 and 2005

Note A-Organization And Summary Of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Superclick, Inc. as of July 31, 2006 and for the three and nine month periods ended July 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB/A for the year ended October 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Advertising

The Company expenses all advertising as incurred. For the year ended October 31, 2005 the Company incurred approximately $45,531 in marketing and advertising expense. For the three months ended July 31, 2006 and 2005, the Company incurred approximately $20,462 and $14,004, respectively in advertising expense. For the nine months ended July 31, 2006 and 2005, the Company incurred approximately $49,326 and $45,531 respectively in advertising expense.

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

Impact of accounting standards

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

In February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and in February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140". This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement:

a. Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b. Clarifies which interest-only strips and principal-only strips are not    subject to the requirements of Statement 133;

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4 of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently evaluating the impact of SFAS 155.

In March 2006, the FASB issued SFAS No. 156 ("FAS 156"), "Accounting for Servicing of Financial Assets--An Amendment of FASB Statement No. 140." Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS 156.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. For the three months ended July 31, 2006, two customers individually accounted for 45% (28% and 17%) of accounts receivable. No other customers accounted for more than 10% of accounts receivable as of July 31, 2006.

For the three months ended July 31, 2005, three customers individually accounted for 62% (35%, 15% and 12%) of accounts receivable.

During the three months ended July 31, 2006, the Company’s largest customer accounted for 25% of sales.

During the three months ended July 31, 2005, the Company’s largest customer accounted for 49% of sales.

For the three months ended July 31, 2006 and 2005, approximately 27% and 66%, respectively of the Company's net sales were made to customers outside the United States.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at July 31, 2006, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE B - ACCOUNTS RECEIVABLE

The accounts receivable balance of $695,076 as of July 31, 2006 is reported net of an allowance for doubtful accounts of $128,093.

NOTE C - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at July 31, 2006.

Computer equipment	$125,323

$125,323

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2006:

Computer hardware	$168,647
Furniture & fixtures	130,681
Computer software	87,697
Leasehold improvements	31,057
Fabrication mold and dye	20,117
438,199
Accumulated depreciation	(176,014)
Fixed assets, net	$262,185

During the nine months ended July 31, 2006, the Company received no proceeds on the disposal of office equipment and furniture whose historical cost was $31,446. The disposal resulted in a write-down in accumulated depreciation of $5,309, and a loss of $20,337.

Depreciation expense for the three months ended July 31, 2006 and 2005 was $17,531 and $10,133, respectively. Depreciation expense for the nine months ended July 31, 2006 and 2005 was $56,426 and $31,786, respectively.

NOTE E - ACCOUNTS PAYABLE

Accounts payable at July 31, 2006 consisted of $234,387 for inventory, $237,767 in trade payables and $37,593 related to professional fees.

NOTE F - INTEREST PAYABLE

Interest is accrued on the debts of the Company for the $2,250,000 of outstanding convertible debentures (See Note J) and $350,000 due to the former shareholders of Hotel Net LLC (See Note I). As of July 31, 2006, the Company had payable $67,589 and $18,209 to the holders of the convertible debentures and former shareholders of Hotel Net LLC, respectively.

NOTE G - ACCRUED PAYROLL

Accrued payroll consisted of $83,020 of accrued wages and $35,938 of accrued vacation payable.

NOTE H - DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed. As of July 31, 2006, the deferred revenue balance of $442,103 consisted of $188,726 related to support and maintenance (described below) and $253,377 related to customer deposits for future hardware installations.

Deferred revenue related to support and maintenance is recorded in a manner consistent with the Company’s revenue recognition policy. The Company generally enters into one-year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance. The Company defers such payment and recognizes revenue ratably over the contract period.

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

The notes matured on January 1, 2006. They accrue interest at the rate of nine percent (9%) per annum. For the three and nine months ended July 31, 2006, the Company recognized $7,940 and $18,209, respectively of interest expense on these notes, which is reflected in interest payable.

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

The issuance costs related to the convertible debentures of approximately $215,000 in cash were capitalized and are being amortized over the life of the debt. For the three and nine months ended July 31, 2006, the Company recognized $53,750 and $161,250, respectively as other expense related to the amortization of the issuance costs.

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability since the warrants contain registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration, and the cashless exercise feature of the warrants and variable exercise price which support the notion of net-cash settlement and treatment of the warrants as a liability. The initial value of the warrants was treated as a discount to the debenture and recorded as a liability. The Company calculated the initial value of the warrants on the closing date of the transactions as being $658,973 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $.5949, volatility 175%, risk free rate 4.32%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants had a value of $193,199 at October 31, 2005 and the company recognized a derivative gain of $465,774 from the initial value date to October 31, 2005. As of July 31, 2006, the value of the warrants was reassessed using the Black-Scholes option-pricing model using the following assumptions: expected term 4.0 years, exercise price $.30, volatility 159%, risk free rate 4.99%, and zero dividend yield. The warrants have a value of $45,738 at July 31, 2006. For the three and nine months ended July 31, 2006, the company recognized a derivative gain of $26,251 and $147,461, respectively. The initial discount of $658,973 to the debenture is amortized over the term of the debenture, or twelve (12) months and calculated based upon the effective interest method. During the three and nine months ended July 31, 2006, the Company recognized $186,729 and $514,983, respectively, in non-cash interest expense related to the warrant discount.

The Company determined that the $1.75 million debenture was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($.5949) being less than the closing stock price ($.79) on the date of issuance, and the conversion feature being in-the-money. Conversely, on the issuance date of the $0.5 million debenture the conversion feature was not in-the-money and no BCF was recognized. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants described above, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital at its fair value of $390,529 on the date of issuance as determined using the intrinsic value method. The discount will be amortized to interest expense over the life of the debenture. The company has recognized $65,088 in non-cash interest expense attributable to the amortization of this discount through October 31, 2005. For the three and nine months ended July 31, 2006, the company recognized $97,632 and $292,896, respectively in non-cash interest expense attributable to the amortization of this discount.

NOTE K - COMMITMENTS

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company has also entered into non-cancelable operating leases for office equipment and computers at monthly payments of $634. Future lease payments under these operating leases are as follows:

Year Ended October 31,
2006	14,148
2007	55,011
2008	52,937
2009	48,525
2010	-
$170,621

During the three and nine months ended July 31, 2006, the Company incurred $16,125 and $50,366 in rent expense.

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

During the three months ended July 31, 2006, the Company issued 800,128 shares of common stock in exchange for $50,358 of interest payable related to the convertible debentures

Stock issued for Services

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

For the three months ended April 30, 2006, the Company accrued $22,500 to common stock payable for Director services rendered. During the three months ended July 31, 2006, $12,000 of this equity accrual was reclassified to common stock and additional-paid-in-capital upon the issuance of 400,000 shares when the stock price was $0.03 per share.

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

During the nine months ended July 31, 2006, the Company did not grant any stock options.

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

NOTE M - WARRANTS

At July 31, 2006 the Company had 966,665 "B" Warrants, 2,099,999 "A" Warrants and 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

Warrant Class	Number of Warrants	Exercise Price Per Warrant	Expiration Date
B	386,666	$0.24	9/9/06
B	193,333	$0.24	9/29/06
B	193,333	$0.24	10/15/06
B	193,333	$0.24	10/22/06
Subtotal	966,665

A	55,555	$0.60	4/14/07
A	100,000	$0.60	4/19/07
A	444,444	$0.60	4/19/07
A	100,000	$0.60	4/23/07
A	200,000	$0.60	4/29/07
A	100,000	$0.60	4/29/07
A	100,000	$0.60	5/7/07
A	200,000	$0.60	5/10/07
A	100,000	$0.60	5/12/07
A	100,000	$0.60	5/17/07
A	100,000	$0.60	5/24/07
A	11,000	$0.60	5/24/07
A	100,000	$0.60	6/2/07
A	100,000	$0.60	6/16/07
A	89,000	$0.60	6/17/07
A	200,000	$0.60	3/30/08
Subtotal	2,099,999

Debenture	735,370	>or=to $0.30	7/31/2010
Debenture	230,627	>or=to $0.30	8/17/2010
Subtotal	965,997
Total	4,032,661

During the year ended October 31, 2005, 100,000 “A” Warrants were exercised resulting in $60,000 to the Company and the issuance of 100,000 shares of Common Stock.

During the three and nine months ended July 31, 2006, there was no warrant activity.

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

The following table summarizes the Company's stock option activity for the three months ended July 31, 2006:

	2006
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	1,293,814	$0.52
Granted	5,000	0.60
Forfeited	(25,208)	0.56
Exercised	-
Outstanding at end of period	1,273,606	$0.52

Options exerciseable at end of period	1,268,814

The following table summarizes information about the Company's stock options outstanding at July 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At July 31,	Contractural	Exercise	Number	Exercise
Prices	2006	Life (years)	Price	Outstanding	Price

$ 0.50	589,856	-	$0.50	589,856	$0.50
0.50	511,250	-	0.50	511,250	0.50
0.65	137,500	-	0.65	137,500	0.65
0.60	35,000	-	0.60	30,208	0.60
-
Total	1,273,606	-	$0.52	1,268,814	$0.52

During the three months ended April 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) using the Modified Prospective Method (“MPA”). Previously, the Company accounted for stock options utilizing the intrinsic value method for fixed awards under the provisions of Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under SFAS 123r, the Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants. The Company is not required to make a cumulative effect adjustment as a result of adopting the MPA of SFAS 123r. The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future. During the three months ended July 31, 2006, the Company recognized compensation expense of $31,644 and forfeitures of $6,421.

During the three months ended July 31, 2006, under the previous method, APB 25, the company would have recognized compensation expense of $14,977.

The following table illustrates the effect of implementing SFAS 123r compared to APB 25 for the three months ended July 31, 2006:

	FAS 123r	APB 25	Difference

Loss from continuing operations	$(64,267)	$(47,600)	$16,667
Loss before income taxes	(450,996)	(434,329)	$16,667
Net income	(450,996)	(434,329)	$16,667

Cash provided by operating activities	60,278	43,611	$(16,667)
Cash provided by financing activities	48,055	48,055	$-

Loss per share	$(0.011)	$(0.015)	$(0.004)

To date the Company has recognized net compensation expense, including forfeitures in the amount of $494,781.

The following information is provided in accordance with SFAS No. 123r, Share-Based payment, paragraph 84. If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123r, the pro forma effect on the Company's net loss per share for the three months ended July 31, 2005 would have been:

Three Months
Ended
July 31, 2005

Net loss as reported	($431,450)
Intrinsic value compensation cost expensed under APB 25	($88,708)
Fair value compensation cost that would have been expensed under SFAS 123r	($105,016)
Increase in compensation expense over APB 25	($16,308)
Pro forma net loss if SFAS 123 been applied to all awards	($447,758)

Net loss per share, as reported	($0.017)
Pro forma net loss per share if SFAS 123 been applied to all awards	($0.017)

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

NOTE P - RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company, provides consulting services to the Company in exchange for monthly compensation of $2,500 and related expenses. During the three months ended July 31, 2006, Mr. Pitcher received $10,831.

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

NOTE R - SUBSEQUENT EVENTS

During August 2006 the debentures matured. As a penalty, pursuant to the debenture agreements, the amount due on the convertible debentures was increased by 10% for the unpaid portion, or $225,000. In addition, the interest rate charged on the principle balance increased to 12% from 9% per annum.

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

Overview

Results of Operations

THREE AND NINE MONTHS ENDED JULY 31, 2006 AND 2005

Revenue

Net Revenue for the three months ended July 31, 2006 and 2005 was $909,901 and $459,599, respectively. Net Revenue for the nine months ended July 31, 2006 and 2005 was $2,479,851 and $2,555,266, respectively. Compared to the same period last year, the three month increase of $450,302, or 98.0% was mainly due to an increase in the number of rooms under support. The unfavorable year-to-date revenue variance of $75,415 or 3.0% was mainly due to the first quarter unfavorable sales variance which represented the end of a large roll out from the previous fiscal year.

Gross Profit

Gross profit and the gross profit margin for the three months ended July 31, 2006 and 2005 was $481,173 (52.9%) and $278,319 (60.6%), respectively. The three month year-over-year decrease in gross profit of $202,854 was due to the growth in installation and room support activity whereas the 7.7% decrease in the gross margin was due to the increasingly competitive nature of the industry.

Gross profit and the gross profit margin for the nine months ended July 31, 2006 and 2005 was $1,119,811 (45.2%) and $1,092,593 (42.8%), respectively. The nine month year-over-year increase in gross profit and gross profit margin of $27,218 and 2.5%, respectively, was the result of continued work in strengthening the operations activities.

Selling, General and Administrative

Selling, General and Administrative expenses for the three months ended July 31, 2006 and 2005 was $558,865 and $709,769 respectively. Selling, General and Administrative expenses for the nine months ended July 31, 2006 and 2005 was $1,820,655 and $2,160,610 respectively. Compared to the same periods last year, the three and nine month decrease of $150,904 or 21.7% and $339,955 or 15.9%, respectively, was mainly due to restructuring efforts which commenced during the first quarter of the year and have been completed during the current quarter.

Loss from Operations

The loss from operations for the three months ended July 31, 2006 and 2005 was $77,692 and $431,450, respectively. Compared to the same period last year, the favorable variance of $353,758 or 82.7% was mainly due to cost reduction and certain restructuring efforts undertaken by the Company. For the nine months ended July 31, 2006 and 2005, the loss from operations was $700,844 and $1,068,017, respectively. Compared to the same period last year, the favorable variance of $367,173 or 34.7% was also due to cost reduction and restructuring efforts.

Net Loss

Net loss for the three months ended July 31, 2006 and 2005 was $450,996 and $431,450, respectively. Net loss for the nine months ended July 31, 2006 and 2005 was $1,722,201 and $1,068,017, respectively. Net loss for the three and nine months ended July 31, 2006 includes $370,190 and $992,022, respectively, in non-cash costs associated with our convertible debentures, including amortization of the beneficial conversion feature, warrant discount, deferred financing costs and interest expense offset by a derivative gain on the warrants associated with the convertible debenture.

Financial Condition

From inception to July 31, 2006, we incurred an accumulated deficit of $7,362,701, and we expect to incur additional losses into the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the operating subsidiary.

We have financed our operations since inception primarily through equity and debt financing. During the three and nine months ended July 31, 2006, we had a net increase in cash of $103,463 and decrease in cash of $257,010, respectively. Total cash resources as of July 31, 2006 was $240,428 compared with $136,965 on April 30, 2006 and $497,438 at October 31, 2005.

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

The Company's Liquidity Plan

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. Net loss for the year ended October 31, 2005 and three and nine months ended July 31, 2006 was $4,284,225, $450,996 and $1,722,201 respectively, while cash (used)/provided by operations was ($1,838,615), $60,278 and ($276,497), respectively.

966,665 “B” Warrants and 2,099,999 “A” Warrants were unexercised as of July 31, 2006.

No warrants were exercised during the three and nine months ended July 31, 2006.

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

As of July 31, 2006, we had exercisable stock options outstanding to purchase 1,268,814 shares of common stock, warrants to purchase 4,032,661 shares of common stock, and convertible debentures convertible in accordance with a formula based on the 45 day trailing average price of our common stock. To the extent such options or warrants are exercised and convertible notes are converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of July 31, 2006, a total of 17,446,205 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

(c) Restatement

In July, 2006 we discovered that the initiation of amortization related to the warrant discount of $658,973 (See NOTE J) was missed. As a result, the Company reacted by commencing amortization and restating (1) Form 10-KSB for the year ended October 31, 2005, (2) Form 10-QSB for the three months ended January 31, 2006, and (3) Form 10-QSB for the three and six months ended April 30, 2006.

Part II

ITEM 4. Exhibits and Reports On Form 8-K

(A) Reports on Form 8-K

We filed a report on Form 8-K on July 17, 2006 announcing the resignation of Dipan Patel from the Company’s board of directors.

(B) Exhibits

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) andRule 15d-14(a) of the Securities Exchange Act of 1934*

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

Date September 12, 2006	Superclick, Inc.

/s/ Sandro Natale
Name: Sandro Natale
Title: CEO