Form 10QSB/A
period 2006-07-31
SUPERCLICK INC
filed 2006-09-14
CIK 1104891

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

Gross Profit

Gross profit and the gross profit margin for the three months ended July 31, 2006 and 2005 was $481,173 (52.9%) and $278,319 (60.6%), respectively. The three month year-over-year increase in gross profit of $202,854 was due to the growth in installation and room support activity whereas the 7.7% decrease for the three month year-over-year period in the gross margin was due to certain competitive pricing pressures that we encountered during the period.

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