Form 10KSB
period 2006-10-31
SUPERCLICK INC
filed 2007-01-30
CIK 1104891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 2006 or

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


                        10222 St-Michel BLVD., Suite 300
                            Montreal, Quebec, H1H 5H1
               (Address, Including Zip Code, Including Area Code,
                    Of Registrant's mailing address in Texas)

               Registrant's telephone number, including area code:
                                 (858) 518-1387


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $.0006 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the year ended October 31, 2006 were $3,946,311.

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on December 6, 2006 (based on the closing sale price of US $0.07 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $2,009,082. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding on December 6, 2006 was 37,161,768.

                    Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                    PAGE
-----------------------                                                    ----

Forward-Looking Statements....................................................1

PART I

1.    Description of Business.................................................2
2.    Description of Property................................................10
3.    Legal Proceedings......................................................11
4.    Submission of Matters to a Vote of Security Holders....................11

PART II

5.    Market for Common Equity and Related Stockholder Matters...............11
6.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................16
7.    Financial Statements...................................................25
8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................25
8A.   Controls and Procedures................................................25

PART III

9.    Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act....................26
10.   Executive Compensation.................................................28
11.   Security Ownership of Certain Beneficial Owners and Management
        and Related Stockholder Matters......................................31
12.   Certain Relationships and Related Transactions.........................32
13.   Exhibits and Reports on Form 8-K.......................................33
14.   Principal Accountant Fees and Services.................................36

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

                                     PART I

                         ITEM 1.DESCRIPTION OF BUSINESS


SUMMARY OF CORPORATE HISTORY

Superclick, Inc. ("Superclick" or the "Company") (formerly Grand Prix Sports, Inc.) was founded on June 3, 1999 as a holding company with the primary objective of acquisitions.

Pursuant to a share purchase (the "Share Purchase Agreement") agreement dated October 7, 2003, Superclick, Inc. completed an acquisition of Superclick Networks, Inc. The acquisition was accounted for as a recapitalization effected by a reverse merger, wherein Superclick Networks, Inc. is considered the acquirer for accounting and financial reporting purposes. The pre-merger assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. The accumulated deficit of Superclick Networks, Inc. has been brought forward, and common stock and additional paid-in-capital of the combined company have been retroactively restated to give effect to the exchange rates as set forth in the merger agreement.

Superclick Networks, Inc. ("SNI") was organized on August 24, 2000, in Montreal, Quebec, Canada. SNI is a software development company in the business of providing and installing broadband high speed Internet connection equipment in hotels on a worldwide basis, and 24x7 customer support at it's owned and operated Montreal-based call center.

On October 6, 2003, Superclick, Inc. amended its articles of incorporation by changing the name of the Company from Grand Prix Sports, Inc. to Superclick, Inc.

Pursuant to the Share Purchase Agreement, Superclick acquired 100% of the issued and outstanding shares of SNI. from its shareholders. In consideration for acquiring all of SNI's shares Superclick issued to SNI's shareholders 14,025,800 shares of Superclick, Inc.'s common stock. As a result of the acquisition, the former shareholders of SNI held immediately after the acquisition 71.7% of the issued and outstanding shares of the Subsidiary's common stock. The remaining 28.3% was held by Superclick, Inc.'s shareholders. In addition, and pursuant to the Share Purchase Agreement, Superclick changed its year-end to October 31 to coincide with the year-end of SNI. In October, the Company also retroactively affected a 1 for 6 common stock split and retroactively assigned $0.0006 par value to common stock where no value had been previously stated. All share and per share amounts shown in these financial statements reflect the stock split for all periods presented.

We emerged from the development stage during the year ended October 31, 2005. Our primary objective is to continue to expand its installed room base throughout North America, Europe, Latin America and the Caribbean, and to provide 24x7 dedicated customer support to its hotel customers. At present, the we have installed its IP management products in approximately 90,000 rooms.

In order to manage existing corporate overhead, and to finance capital expenditures on installations we will continue to rely on cash advances from shareholders, as well as to seek additional debt or equity financing. We will also attempt to reduce its operating expenses. However, there can be no assurance that any such additional financing will be available on terms, in amounts, or at timing acceptable to us, if available at all.


BUSINESS

Superclick provides IP-based data management solutions via its SIMS ("Superclick Internet Management System") supported by a 24x7 customer support center to the hospitality market. SIMS(TM) is Linux-based software, typically referred to as Visitor-Based Networking (VBN) software, which manages the provisioning and administration of Internet access over private and local area networks ("LANS").

We market and install SIMS(TM) as part of a turnkey hardware and software deployment for our customers and also provide guest service support through our 24x7 helpdesk. SIMS(TM) is typically deployed with hardware which provides High Speed Internet Access (HSIA) via Ethernet, DSL, WiFi or in combination. Our SIMS(TM) platform has been successfully deployed in approximately 520 hotels throughout the United States, Canada, Europe and the Caribbean.

Our customers include the Fairmont Hotels & Resorts, Commonwealth Hospitality Group, InterContinental Hotels Group, Candlewood Suites, Staybridge Suites, Comfort Inn, Crowne Plaza, Doubletree, Fairfield Inn, Four Points by Sheraton, Hampton Inn & Suites, Hilton, Holiday Inn, Hampton Inn, JW Marriott, Novotel, Quality Suites, Radisson, Residence Inn, Sheraton, Travelodge, Westin and Wyndham.

Business Model

Our current business model is to provide our customers with a turnkey installation of a SIMS(TM)-based HSIA system. Customers purchase the hardware, software and installation services outright, retaining control of how the service is marketed to guests, and other users as well as any associated revenue charged. This component of our business model provides us with one-time revenue.

We also provide customers with 24/7 guest support services through toll-free access to our Montreal-based helpdesk. We generally charge customers a flat fee on a per-room, per-year basis for access to the helpdesk by guests and users. As customers are added to our client-list, customer support revenue grows which represents a second source of recurring revenue.

In addition, we continue to develop a suite of "IP (Internet Protocol) services" with revenue generating applications that allow customers in select markets with the ability to leverage their Internet infrastructure to increase revenues and increase their potential return on investment. We are able to create revenue sharing arrangements with hotels based on these applications, creating yet another potential revenue stream to its business model.


COMPETITION

Most of our business is awarded by hoteliers and property management companies through competitive procurements. The Internet management services industry is highly competitive and many of our competitors are larger and have greater financial resources than we do. We obtain much of our business on the basis of proposals to new and existing customers. Competition usually centers on successful past performance, technical capability, management, personnel experience and price.

We have many competitors that contend for the same customers. They are competent, experienced and continuously working to take work and projects away from us. These competitors range in size from several hundred of thousands of dollars in annual revenue to several million of dollars in annual revenue. Approximately 60% of our revenue is based on one time sales, although we are attempting to implement a recurring revenue model through service and customer support. We have achieved a level of trust with each client that is comfortable, but not secure. We recognize that our niche areas are desirable to other professional service firms, and we continuously seek to improve within these niches rather than expanding to new areas.

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

On November 17, 2006, we filed a provisional application for patent pursuant to the regulations of the United States Patent and Trademark Office (USPTO). The law firm of Fish & Richardson P.C. was engaged to advise and assist us with the filing.

                                  RISK FACTORS

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we obtain will be sufficient to meet the combined our needs in the long term. Through October 31, 2006, a significant portion of our financing has been through private placements of common stock warrants and convertible debt. Unless our operations continue to generate significant revenues, we will continue to fund operations from cash on hand and through similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Management believes that we will continue to incur net losses through for the foreseeable future. Based on our current resources, we will need additional equity or debt financing or we will need to generate revenues through sales of our products or entering into strategic alliances to be able to sustain our operations until we achieve profitability, if ever.

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

Risks Related To Our Business:

Our revenue and operating results may fluctuate significantly from quarter to quarter, and fluctuations in operating results could cause its stock price to decline.

Our revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of its common stock may decline. Factors that could cause quarterly fluctuations include:

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

o the possibility and subsequent duration of conflicts involving the United States military could cause delays in program operations related to our hospitality clients by reducing travel;

o clients' decisions to divert resources to other projects, which may limit clients' resources that would otherwise be allocated to solutions that we could provide; and

o     reductions in the prices of services offered by competitors.

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

Sandro Natale, one of our founders and our current CEO, is intimately involved in our business and has day-to-day relationships with critical customers. Mr Natale is also critical to our product development.

We are not able to afford additional staff to supplement these key personnel. Competition for highly skilled business, product development, technical and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. A failure on our part to retain the services of key personnel could have a material adverse effect on our operating results and financial condition. We do not maintain key man life insurance on any of our employees.

The market in which we compete is intensely competitive and actions by competitors could render our services less competitive, causing revenue and income to decline.

The ability to compete depends on a number of factors outside of our control, including:

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

o     the ability of our customers to supply the solutions themselves; and

o     the extent of competitors' responsiveness to customer needs.

We may not be able to compete effectively on these or other factors. If we are unable to compete effectively, market position, and therefore revenue and profitability, would decline.

International business exposes our company to various foreign requirements, which could interfere with business or operations and could result in increased expenses and declining profitability.

International operations create special risks, including:

o statutory requirements, which may impair our ability to expatriate foreign profits to help fund domestic operations;

o greater difficulties in managing and supplying turnkey installation at foreign locations;

o     cultural differences that adversely affect utilization;

o unexpected changes in trading policies, legal and regulatory requirements, tariffs and other foreign taxes;

o greater difficulties in enforcing agreements with clients and collecting accounts receivable;

o the tax system of foreign countries, which may tax our foreign income at higher rates than in the United States and may subject foreign earnings to withholding requirements or tariffs, exchange controls or other restrictions;

o legal requirements and regulations of various foreign countries, which may make compliance by us with such laws and regulations difficult and may make enforcement of our intellectual property rights more difficult; and

o fluctuations in currency exchange rates, which may affect demand for our products and services and may adversely affect the profitability in United States dollars of services provided by us in foreign markets where payment for its products and services is made in the local currency; and general economic conditions in the foreign countries into which we sell, which could have an adverse impact on its earnings from operations in those countries.

If we and/or our product offerings fail to perform effectively on installations and other projects, our reputation, and therefore our competitive position and financial performance, could be harmed.

Many of our new installation opportunities come from existing clients or from referrals by existing clients. Therefore, growth is dependent on our reputation and on client satisfaction. The failure to provide solutions or perform services that meet a client's expectations may damage our reputation and harm its ability to attract new business. Damage to our reputation arising from client dissatisfaction could therefore harm financial performance.

The inability to protect intellectual property could harm our competitive position and financial performance.

Despite efforts to protect proprietary rights from unauthorized use or disclosure, parties, including former employees or consultants, may attempt to disclose, obtain or use our solutions or technologies. The steps we have taken may not prevent misappropriation of solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. Unauthorized disclosure of proprietary information could make our solutions and technologies available to others and harm our competitive position.

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

Due to our foreign client installations in Canada, the Caribbean and Europe, we are exposed to transaction adjustments with respect to foreign currency.

Our functional currency is the United States dollar. However, our operating functional currency is the Canadian Dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment has been recorded as separate component of stockholder's equity. We believe that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on our financial position, results of operations and cash flows.

We have not engaged in foreign currency hedging transactions nor do we have any derivative financial instruments. However, going forward, we will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

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

Shareholders may suffer dilution upon the exercise of outstanding options and warrants and the conversion of convertible notes.

As of October 31, 2006, we had exercisable stock options outstanding to purchase 16,732,148 shares of common stock, warrants to purchase 3,065,996 shares of common stock, and convertible debentures convertible in accordance with a formula based on the 45 day trailing average price of our common stock. To the extent such options or warrants are exercised and convertible notes are converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of December 6, 2006, a total of 13,901,290 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

                         ITEM 2: DESCRIPTION OF PROPERTY

Our research and development activities and administrative offices are primarily located in Montreal, Quebec, Canada. Superclick, Inc. does not own any real property. The following information presents certain information about our leased properties:

                             Approximate             Date Current
Location                     Square Feet             Expires Monthly   Rent
===============================================================================

10222 Boul. St-Michel        6,750 sq. ft.           Sept. 30, 2009    US$4,082
Suite 300
Montreal, Quebec H1H 5H1
Canada

11995 El Camino Real         N/A - Executive Svc.    Month-to-Month    US$60.00
Suite 301
San Diego, CA 92130


                            ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the OTC Bulletin Board under the symbol "SPCK.OB". The following table lists the high and low price for our common stock as quoted on the OTC Bulletin Board during each quarter within the last two fiscal years.

These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.


2005                          Low               High
----
First Quarter                 $.75              $ .93
Second Quarter                $.75              $1.10
Third Quarter                 $.60              $1.02
Fourth Quarter                $.19              $ .79

2006
----
First Quarter                 $.07              $ .22
Second Quarter                $.08              $ .15
Third Quarter                 $.03              $ .09
Fourth Quarter                $.04              $ .07

On December 6, 2006, the closing price was $0.07 for our stock.

Holders

There are approximately one thousand two hundred and fifty (1,250) holders of record of common equity as of October 31, 2006.

Dividends

We have not declared any dividends on our common stock during the last two fiscal years and we do not expect to declare dividends in the foreseeable future since we intend to utilize our earnings, if any, to finance our future growth, including possible acquisitions.

Transfer Agent

The Transfer Agent and Registrar for our common stock is First American Stock Transfer. Its address is 706 East Bell Road, Suite 202, Phoenix, AZ, 85022 and its telephone number at that location is 602-485-1346.

Equity Compensation Plans

On April 8, 2004, the Board of Directors of the Company adopted the 2004 Incentive Stock Option Plan (the "2004 Plan"). The 2004 Plan is a plan for key employees (including officers and employee directors) and consultants of our company and affiliates and is intended to advance the best interests of our company, its affiliates, and its stockholders by providing those persons who have substantial responsibility for the management and growth of our company and its affiliates with additional incentives and an opportunity to obtain or increase their proprietary interest in our company, thereby encouraging them to continue in the employ of our company or any of its affiliates.

The total number of shares of common stock set aside for awards may be granted under the 2004 Plan is 2,000,000 shares. We may issue each of the following under the 2004 Plan: incentive option, nonqualified option, stock appreciation right, restricted stock award or performance stock award. The 2004 Plan was effective April 9, 2004 (the "Effective Date"). No incentive option, nonqualified option, stock appreciation right, restricted stock award or performance stock Award shall be granted pursuant to the 2004 Plan ten years after the Effective Date.

During the year ended October 31, 2006, our Board of Directors authorized an increase in the shares allotted under the Plan to 30,000,000 shares. Also, during fiscal year 2006, 111,667 options were canceled due to employee terminations, 376,250 options were exchanged for new options, 15,523,750 shares were granted and no options were exercised. The balance of options outstanding at the end of the year was 16,732,148. We granted 15,900,000 fully vested options to employees on October 30, 2006. Of these grants, 376,250 represent new shares issued in place of previously granted shares which were deeply out-of-the-money and cancelled in conjunction with the new grants. Each option's strike price is equal to the closing price of the stock on the date of grant, or $.05 and has a term of four years.

We have recorded non-cash compensation expense of $767,017 through October 31, 2006. On December 31, 2003, the Board of Directors of the Company adopted the 2004 Superclick, Inc. Non-Employee Director's Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of options, restricted stock, and/or deferred stock to an Awardee. The total number of shares of common stock which may be awarded under the Plan is 1,500,000. If any awarded shares are forfeited, they become available for future issuance. An annual aggregate limit of 300,000 shares (including options, restricted stock, and deferred Stock) is set for any individual director.

On March 3, 2005, the Board of Directors of the Company voted unanimously to amend the Stock Incentive Plan to increase the number of shares of common stock which may be awarded under the plan to 3,500,000 shares.

The Stock Incentive Plan shall have a duration of ten years commencing on January 1, 2004. Awardees are defined as director to whom an award is made. An eligible director is any person who on the date of grant is a member of the Board of Directors of the Company and is not an employee of the Company or of any Subsidiary. Stock Options are non-qualified right-to-buy Options for the purchase of common stock of the Company. The term of each option shall be ten years from the date of grant. The option price shall be the Fair Market Value of Superclick, Inc. common stock on the date the option is granted. Under no circumstances shall any option vest in less than one year from the date of grant. Shares purchased upon exercise of an option must be paid for in full at the time of exercise either in cash or with currently owned shares. The Board of Directors may not re-price any option that is less than the option exercise price. Prior to the lifting of the restrictions pursuant to Rule 144, the recipient will be entitled to receive dividends from and to vote the shares of restricted stock.

During the years ended October 31, 2006 and 2005, the Company awarded 1,355,355 and 102,067 restricted shares of its common stock to directors totaling $77,500 and $77,225, respectively.

The following table summarizes the Company's stock option activity for the year ended October 31, 2006:

                                                   2006
                                        -----------------------------
                                                     Weighted Average
                                           Shares     Exercise Price
                                        -----------  ----------------

Outstanding at beginning of period        1,460,481       $0.52
Granted                                  15,900,000        0.05
Forfeited                                  (628,333)       0.52
Exercised                                        --          --
                                        -----------       -----
Outstanding at end of year               16,732,148       $0.07
                                        -----------       -----

Options exerciseable at year end         16,732,148          --
                                        ===========

Common Stock

Private Placement and Warrant Activity

During the year ended October 31, 2005, 100,000 "A" Warrants were exercised resulting in gross proceeds of $60,000. 2,099,999 "A" Warrants were unexercised as of October 31, 2005.

In August of 2005, we issued $2,250,000 of convertible debentures with 965,997 warrants attached.

During the year ended October 31, 2006, we issued 4,618,993 shares of common stock in exchange for $176,420 of interest payable and 1,158,838 shares of common stock in exchange for $50,000 of principle related to the convertible debentures.

Stock issued for Services

During the year ended October 31, 2005 we issued 102,067 shares to the members of the Board of Directors for services rendered. Total value of the issuances was $77,225. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

During the year ended October 31, 2006 we issued 1,355,355 shares to the members of the Board of Directors for services rendered. Total value of the issuances was $77,500. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

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

On October 30, 2006 the Board of Directors increased the employee stock option pool established by the employee stock option plan to 30,000,000 from 3,500,000.

During the year ended October 31, 2006, 111,667 options were canceled due to employee terminations, 376,250 options were exchanged for new options, and 15,523,750 shares were granted and no options were exercised. We granted 15,900,000 fully vested options to employees on October 30, 2006. Each option's strike price is equal to the closing price of the stock on the date of grant, or $.05. Pursuant to SFAS 123r, Share-Based Payment, the company recognized expense of $277,875 related to this grant as calculated using the Black Scholes Option Pricing Model. Of the 15,900,000 grants, 376,250 represent new shares issued in place of previously granted shares which were deeply out-of-the-money and cancelled in conjunction with the issuance of the new grants. The 376,250 options exchanged for new, lower priced options was treated as a repricing pursuant to SFAS 123r, Share-Based Payment, and resulted in the Company recognizing expense of $6,735, which represented the difference in fair value of the new options over the repriced options as calculated using the Black Scholes Option Pricing Model.

Warrants

At October 31, 2006 we had 2,099,999 "A" Warrants and 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

                                             Exercise
      Warrant             Number of          Price Per             Expiration
       Class               Warrants           Warrant                 Date
  ---------------   ---------------      ---------------        ---------------

         A                   55,555            $ 0.60                4/14/07
         A                  100,000            $ 0.60                4/19/07
         A                  444,444            $ 0.60                4/19/07
         A                  100,000            $ 0.60                4/23/07
         A                  200,000            $ 0.60                4/29/07
         A                  100,000            $ 0.60                4/29/07
         A                  100,000            $ 0.60                 5/7/07
         A                  200,000            $ 0.60                5/10/07
         A                  100,000            $ 0.60                5/12/07
         A                  100,000            $ 0.60                5/17/07
         A                  100,000            $ 0.60                5/24/07
         A                   11,000            $ 0.60                5/24/07
         A                  100,000            $ 0.60                 6/2/07
         A                  100,000            $ 0.60                6/16/07
         A                   89,000            $ 0.60                6/17/07
         A                  200,000            $ 0.60                3/30/08
                    ---------------
   Subtotal               2,099,999

   Debenture                735,370      >or=to $0.30              7/31/2010
   Debenture                230,627      >or=to $0.30              8/17/2010
                    ---------------
   Subtotal                 965,997
                    ---------------
   Total                  3,065,996
                    ===============

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto and the other information included in this Annual Report on Form 10-KSB.

Overview

We derive the majority of our revenue from installation of our Superclick Internet Access Management System (SIMS) and fees for the maintenance, continuing call center support, and improvements to the system. Maintenance fees are tied to number of rooms served or access points in a client's facility. Due to our reliance on installation and/or retrofit contracts, variations in revenue levels may cause fluctuations in quarterly results. Factors such as a client's commitment to providing internet access to their guests/tenants, general economic and industry conditions and other issues could affect our revenue and quarterly earnings. Quarterly revenue and earnings of the Company may also be impacted by the size of individual contracts relative to our annual revenues.

In addition to its North American operations, we have installations and contracts in Europe and the Caribbean. With the exception of Canadian operations, the majority of transactions in other regions are denominated using the United States dollar. However, some of our transactions are in Canadian dollars; therefore, we are exposed to currency fluctuation risks.

We continue to develop our product offering and IP management solutions, listening carefully to our customers to determine development paths that most directly meet their needs. Superclick emerged from the development stage during the fiscal year ended October 31, 2005, during which substantially all of our efforts were focused on commercial activities.

Here are some of the significant milestones achieved during FY 2006:


o February 2, 2006 Fairmont Hotels & Resorts selects Superclick to further enhance its technology support for guests by outsourcing their 25,800 rooms to our help desk.

o May, 2006, the first five star full service hotels was installed in Mexico. The Nikko Mexico hotel is located in downtown Mexico City, home to local government and international delegates.

o June, 2006, Intercontinental Hotels selects Superclick as the HSIA and IP Management solution for the Intercontinental Boston Hotel project.

o June, 2006, the first generation beta of MDS was launched in 60 hotels. This beta was to collect user traffic and impression count.

o July, 2006, we entered into master license negotiations with one of Europe's largest telecom carriers. The tentative LOI is to license and assist in the deployment of SIMS, MDS and M@MA to a foot print of 2200 hotels.

o     July 2006, we deployed MDS to improve hotel portal exposure.

o August 2006, Superclick & Technidata were invited to respond to a Telmex RFP. The RFP was to replace the present HSIA gateway and future hospitality HSIA offerings.

o September 2006, we installed our HSIA solution in two major hotels situated in the Dominican Republic with Intercontinental and the Catalogna group.

o October 2006, we completed a major installation with the prestigious NY Palace Hotel.


Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the accompanying financial statements and related footnotes. We base our estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results may differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. In consultation with our Board of Directors, we have identified six accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

Revenue Recognition

Revenue from the sale of Internet high speed connection equipment is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery and installation of the equipment to the customer.

Maintenance and support revenue is recognized ratably over the maintenance term. First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, we allocate revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. At times, we may enter into multiple-customer contracts in which we allocate revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. We evaluate receivables outstanding greater than ninety days on a regular basis for potential reserve.

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

Foreign Currency Translation

The financial statements of our Canadian subsidiary are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of the company are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. The financial statements are presented in United States of America dollars.

Deferred Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At October 31, 2006 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by approximately $312,500 for the year ended October 31, 2006 assuming a tax rate of 40%.

United States Corporation Income Taxes

--------------------------------------------------------------------------------
Year of Loss                               Amount      Expiration Date
--------------------------------------------------------------------------------
October 31, 2006                          $781,183     October 31, 2026
--------------------------------------------------------------------------------
October 31, 2005                         3,969,331     October 31, 2025
--------------------------------------------------------------------------------
October 31, 2004                           898,697     October 31, 2024
--------------------------------------------------------------------------------
October 31, 2003                            53,638     October 31, 2023
--------------------------------------------------------------------------------
December 31, 2002                           80,395     December 31, 2022
--------------------------------------------------------------------------------
December 31, 2001                           91,564     December 31, 2021
--------------------------------------------------------------------------------
December 31, 2000                           88,027     December 31, 2020
--------------------------------------------------------------------------------
December 31, 1999                           18,936     December 31, 2019
--------------------------------------------------------------------------------
                                        $5,981,771
                                        ==========
--------------------------------------------------------------------------------

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

Canadian Income Taxes (Stated in CDN$)

--------------------------------------------------------------------------------
Year of Loss                               Amount      Expiration Date
--------------------------------------------------------------------------------
October 31, 2006                          $280,849     October 31, 2013
--------------------------------------------------------------------------------
October 31, 2005                           481,617     October 31, 2012
--------------------------------------------------------------------------------
October 31, 2004                            45,462     October 31, 2011
--------------------------------------------------------------------------------
October 31, 2003                             5,322     October 31, 2010
--------------------------------------------------------------------------------
October 31, 2002                           350,910     October 31, 2009
--------------------------------------------------------------------------------
October 31, 2001                            24,879     October 31, 2008
--------------------------------------------------------------------------------
                                        $1,189,039
                                        ==========
--------------------------------------------------------------------------------

At October 31, 2006 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

We perform research and development on an on-going basis, which is available for refund or future tax credits in Canada. Due to the recurring losses of the Company during the year ended October 31, 2006, we recognized an allowance for the full amount it anticipated to generate in connection with the research and development deferred tax benefit.

Results of Operations

Twelve Months Ended October 31, 2006 And 2005

Revenue

During the year ended October 31, 2006, revenue increased $740,615 or 23.1% to $3,946,311 compared to $3,205,696 for the year ended October 31, 2005. The favorable sales variance was mainly due to an increase in support activity. We were able to secure and put into place support contracts with existing and newly acquired clients thus resulting in an increase in recurring support revenue.

Gross Profit

Gross profit for the years ended October 31, 2006 increased by $853,703 or 105.4% to $1,663,884 compared to $810,181 last year. The increase was mainly due to the favorable sales variance as a result of the growth in support activity. Gross margin for the current year was 42.2% compared to 25.3% the previous year. The 16.9% favorable variance in the margin was mainly due to the growth is support activity and due to the continued work in strengthening operating activities.

Selling, General and Administrative

For the years ended October 31, 2006 and 2005, selling, general and administrative expenses were $2,418,059 and $2,564,132, respectively. The $146,073 or 5.7% favorable variance was mainly due to benefits attained due to the restructuring efforts which commenced during the first quarter of 2006. Included in the SG&A expenses were non-cash expenses of $466,466 and $360,041 respectively.

Research and Development

For the years ended October 31, 2006 and 2005, research and development expense was $282,915 and $151,822, respectively. The $131,093 year-over-year increase was mainly due to expenses incurred to develop new product offerings.

Loss from operations

As a result, the loss from operations for the years ended October 31, 2006 and 2005 was $1,112,439 or 28.2% and $1,958,614 or 61.1% respectively; an $846,175 or 43.2% improvement. Excluding non-cash SG&A expenses of $466,466 and $360,041 respectively, the loss from operations was $645,973 for the year ended October 31, 2006 compared to a loss of $1,598,573 the previous year.

Other Income and Expense

Interest expense for the years ended October 31, 2006 and 2005 was $266,378 and $48,513, respectively. The expense represents interest due to the holders of the convertible debentures and notes payable to the former shareholders of Hotel Net LLC, as well as to Chicago Venture Partners, and Superclick Co-Investment Fund. The year-over-year increase is due to the expense for the full year of debenture interest whereas the previous year's amount represents interest from the inception of the debt.

With respect to the convertible debentures, during the year ended October 31, 2006, we recognized non-cash amortization expense related to the beneficial conversion feature, deferred financing costs and warrant discount in the amount of $292,896, $161,250 and $514,983, respectively, compared to $97,632, $53,750 and $143,990 during fiscal year 2005. In addition, during the years ended October 31, 2006 and 2005, we recognized a derivative gain related to the warrants which were issued in connection with the convertible debentures in the amount of $193,006 and $465,774, respectively.

As a result, the total other income and expenses for the year ended October 31, 2006 was ($1,287,165) compared to $121,889 the previous year.

Net Loss Before Extraordinary Item

The loss before extraordinary item for the years ended October 31, 2006 and 2005 was $2,399,604 and $1,836,725, respectively. The year-over-year increase of $562,879 was due to the non-cash amortization and interest related to the convertible debentures.

Net Loss

The net loss for the years ended October 31, 2006 and 2005 was $2,399,604 and $4,284,225 respectively. The favorable variance was entirely due to the 2005 extraordinary loss of $2,447,500 for the write down of our investment and goodwill in Hotel Net, LLC.

FINANCIAL CONDITION

From inception to October 31, 2006, we incurred an accumulated deficit of $8,040,104, and we expect to incur additional losses for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued operating losses.

We have financed our operations since inception primarily through debt and equity financing. However, during the twelve months ended October 31, 2006 we had a net increase in cash of $422,482. Total cash resources as of October 31, 2006 was $919,920 compared with $497,438 at October 31, 2005.

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

The Company's Liquidity Plan

Recent operating results give rise to concerns about our ability to generate cash flow from operations sufficient to sustain ongoing viability. Net loss for the year ended October 31, 2006 was $2,399,604, while cash provided from operations was $206,673.

During the year ended October 31, 2006, the Company has financed operations solely with cash generated through sales and the collection of its accounts receivable.

The Hotel Net LLC notes matured on January 1, 2006. The notes were canceled and replaced with new notes that accrue interest at the rate of nine percent (9%) per annum and mature

January 1, 2007. $21,000 of accrued interest on the former notes was added to the principle of the new notes. Therefore, the new balance for notes payable at October 31, 2006 is $371,000.

During the year ended October 31, 2006, we issued 1,158,838 shares of Common Stock in exchange for $50,000 of principle debt of our convertible debentures.

During the year ended October 31, 2006, we issued 1,355,355 shares of Common Stock in exchange for services with a total value of $77,500.

Our independent registered public accountants, Bedinger and Company, have indicated that our financial statements have been prepared assuming our company will continue as a going concern. However, Bedinger and Company has noted that our company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.

Our need to raise additional equity or debt financing and our ability to generate cash flow from operations will depend on its future performance and our ability to successfully implement business and growth strategies. Our performance will also be affected by prevailing economic conditions. Many of these factors are beyond our control. If future cash flows and capital resources are insufficient to meet our commitments, we may be forced to reduce or delay activities and capital expenditures or obtain additional equity capital. In the event that we are unable to do so, we may be left without sufficient liquidity.

Off-Balance Sheet Arrangements

At October 31, 2006 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

Capital lease obligations: Capital lease obligations relate to a copy machine used in our Montreal office.

Operating lease obligations: Operating lease obligations consist of office rental commitment for our offices in Montreal, Quebec, Canada. On October 1, 2004 we began a lease for office space in Montreal. The lease extends through September 30, 2009 at a rate of $4,082 per month.

We have also entered into non-cancelable operating leases for office equipment, computers. At October 31, 2006, our contractual obligations under these leases and other commitments were as follows:

              -------------------------------------------
              Year Ended October 31,
              -------------------------------------------
              2007                               55,011
              -------------------------------------------
              2008                               52,937
              -------------------------------------------
              2009                               48,525
              -------------------------------------------
              2010                               n/a
              -------------------------------------------
                                                 $156,473
              -------------------------------------------

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the year ended October 31, 2006. However, there can be no assurance our business will not be affected by inflation in the future.

                           ITEM 7.FINANCIAL STATEMENTS

The information required by this Item is submitted as a separate section of this Form 10-KSB. See CONSOLIDATED FINANCIAL STATEMENTS AND NOTES.


             ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no reportable events of the type described in Item 304(a)(1)(iv) of Regulation S-B.

                         ITEM 8A.CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

      As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer (who is the principal accounting officer). Both evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and noted a weakness with respect to item (c) below.

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

                                    PART III

                 ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                             AND ALL CONTROL PERSONS

In Compliance With Section 16(a) Of The Exchange Act As of October 31, 2006, our executive officers, directors and key employees, their positions and their ages are as follows:

DIRECTORS AND EXECUTIVE OFFICERS


Name                           Age       Position
-----------------------------------------------------------------------------

Todd M. Pitcher                38        Chairman of the Board

Sandro Natale                  38        CEO, President and Director

Jean Perrotti                  44        CFO and Principal Accounting Officer

Paul Gulyas                    49        Director

George Vesnaver                49        Director

Chirag Patel                   39        Director


EXECUTIVE OFFICERS AND DIRECTORS

TODD M. PITCHER has been Chairman of the Board of our company since completion of the merger transaction with Superclick Networks, Inc. in October 2003. In addition, Mr. Pitcher served as Chief Financial Officer and Principal Accounting Officer for the period of April 2005 through the year ended October 31, 2005. Prior to the merger, Mr. Pitcher served as President, Chief Executive Officer and Chief Financial Officer of Grand Prix Sports, Inc. since January 2003. Mr. Pitcher has also served in the Executive Management in an interim capacity for Dcard, Inc. from March 2002 through July 2003. Mr. Pitcher has several years experience in the investment banking, business consulting and equity research, serving as Director of Equity Research at Equity Securities in Golden Valley, Minnesota, and several other regional investment banking firms. Mr. Pitcher has B.A. in Philosophy from the University of California at Berkeley and has attended graduate school at the University of California at Santa Barbara and Claremont Graduate School.

SANDRO NATALE was officially appointed President and CEO November 16, 2006. Previously, he has been VP of Business Development of our company since completion of the merger transaction with Superclick Networks, Inc. in October 2003. Prior to the merger, Mr. Natale served as VP of Business Development of Superclick Networks, Inc. Prior to Superclick, Mr. Natale founded ITS Service Inter-Tek, a computer networking company that was later acquired by GSI Technologies. Mr. Natale has 18 years experience in the technology and system integration business. Prior to joining the Superclick Networks Team in 2001, Mr. Natale was President and of founder of I.T.S services a successful IT services integrator which was later sold to GSI Technologies. Mr. Natale served as V.P. of sales and marketing where he assumed increasing responsibilities in various organizational units, including, revenue planning, regulation, marketing, sales operations and information systems. Mr. Natale holds a computer science degree from Dawson College.

JEAN PERROTTI - CHIEF FINANCIAL OFFICER. Mr. Perrotti has been CFO and Principal Accounting Officer for our Company since November 2005. Mr Perrotti was most recently a financial consultant assisting organizations with the implementation of SOX, financing, controls and other related matters. Before managing a successful consulting career, he held various senior financial roles including CFO of Normex Telecom Inc / Cygnal Technologies Inc a leading Canadian provider of network communication solutions. Prior to joining Cygnal, Mr. Perrotti held Controllership positions with a food ingredient manufacturer and a fashion belt manufacturer. Mr. Perrotti began his career as a financial auditor with a public accounting firm situated in Montreal. Mr. Perrotti holds a Bachelor Degree of Commerce from Concordia University, is a member of the Order of Certified General Accountants of Canada, a member of the Association of Certified Design Accountants, an accredited member of the Guild of Industrial, Commercial and Institutional Accountants, a member of the European Accounting Association and an affiliate member of the Association of International Accountants.

GEORGE VESNAVER - Mr. Vesnaver has been a Director of our company since August, 2004. Mr. Vesnaver is currently Director of Hewlett Packard's (HWP-NYSE) Software Business Unit, and has been with HP for more than 20 years. His experience spans a number of areas including consulting, sales and distribution of enterprise software solutions to companies of all sizes. Mr. Vesnaver holds a bachelor's degree in electrical engineering from Concordia University and an MBA in international business and finance from McGill University.

PAUL GULYAS - Mr. Gulyas has more than 27 years of diverse industrial experience in IT systems and products, military/government systems, air traffic and vessel traffic management systems as well as border control and security solutions in companies from the very small to the very large. He is currently responsible for the OEM program within IBM Canada's mid-market business unit. Previously he was President of IOTA Information Management and is a founding partner of the consulting firm TACTexe Incorporated. Mr. Gulyas has a BSc in Physics from McMaster University in Hamilton, Ontario.

CHIRAG PATEL - Chirag Patel has more than 14 years experience in Information Technology and its applications, as well as in finance and management. He co-founded Veriprise Wireless Corporation in 1999, which extends corporate applications to its mobile employees via handheld devices. During his tenure with Veriprise Chirag helped raise $9 million dollars to fund the company wherein he developed and implemented the company's marketing strategies resulting in partnerships with Northwestern Mutual, Proctor & Gamble, Lotus, Motorola, PriceWaterhouseCoopers, Siebel, AT&T Wireless and Verizon Wireless. In addition he worked with Motorola to jointly penetrate markets in South America and India.

16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended October 31, 2006.


                         ITEM 10.EXECUTIVE COMPENSATION


The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2006 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of Superclick, Inc. received compensation in excess of $100,000 during fiscal year 2006.

                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Long Term Compensation
                                                                                 ----------------------------------
                                               Annual Compensation                       Awards             Payouts
                                  --------------------------------------------   -----------------------------------
(a)                  (b)             (c)                (d)             (e)         (f)          (g)           (h)         (i)
---------         ---------       ---------         ---------        ---------   ---------   ---------     ---------    ---------
                                                                                Restricted  Securities
Name and                                                                           Stock    Underlying        LTIP      All Other
Principle                                              Bonus       Other Annual    Award(s) Options/SARs     Payouts  Compensation
Position             Year         Salary ($)            ($)       Compensation ($)  ($)          (#)           ($)         ($)
---------         ---------       ---------         ---------        ---------   ---------   ---------     ---------    ---------
Sandro               2006          $143,787                --            --          --       4,500,000         --          --
Natale,              2005          $141,391                --            --          --              --         --          --
CEO                  2004          $ 75,000                --            --          --              --         --          --

John                 2006                --                --            --          --              --         --          --
Glazik,              2005                --                --            --          --              --         --          --
former CEO           2004          $ 90,000          $ 10,000            --          --         884,784         --          --

Jean                 2006          $103,365          $ 32,065            --          --       3,000,000         --          --
Perrotti,            2005                --                --            --          --              --         --          --
CFO                  2004                --                --            --          --              --         --          --


--------------------------------------------------------------------------------
                      Option/SAR Grants in Last Fiscal Year
                                Individual Grants
--------------------------------------------------------------------------------
                          Number of    % of Total
                          Securities   Options/SARs
                          Underlying   Granted to     Exercise
                          Option/SARs  Employees in   or Base
Name                      Granted      Fiscal Year    Price     Expiration Date
--------------------------------------------------------------------------------
Sandro Natale, CEO         4,500,000       24%         $ 0.05   October 30, 2010

Jean Perrotti, CFO         3,000,000       16%         $ 0.05   October 30, 2010
--------------------------------------------------------------------------------


OPTIONS AND STOCK APPRECIATION RIGHTS

On October 30, 2006, the Company awarded employees non-qualified stock options to purchase 15,900,000 shares of common stock of the Company at an exercise price of $.05 per share with an expiration date of October 30, 2010. The options were issued as fully vested. Of the 15,900,000 grants, 376,250 represent new shares issued in place of previously granted shares which were deeply out-of-the-money and cancelled in conjunction with the issuance of the new grants. None of the repriced options were to executive officers.

The Company has recorded compensation expense of $767,017 from inception through October 31, 2006.

LONG TERM INCENTIVE PLAN AWARDS

No long-term incentive plan awards were made to any of our executive officers during the last fiscal year.

COMPENSATION OF DIRECTORS

On December 31, 2003, the Board of Directors of the Company adopted the 2004 Superclick, Inc. Non-Employee Director's Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of options, restricted stock, and/or deferred stock to an awardee. The total number of shares of common stock, which may be awarded under the Stock Incentive Plan is 3,500,000. If any awarded shares are forfeited, they become available for future issuance. An annual aggregate limit of 300,000 shares (including options, restricted stock, and deferred stock) is set for any individual director.

The Stock Incentive Plan shall have a duration of ten years commencing on January 1, 2004. Awardees are defined as director to whom an award is made. An eligible director is any person who on the date of grant is a member of the Board of Directors of the Company and is not an employee of the Company or of any subsidiary. Stock options are non-qualified right-to-buy options for the purchase of common stock of the Company. The term of each Option shall be ten years from the date of grant. The option price shall be the Fair Market Value of Superclick, Inc. common stock on the date the option is granted. Under no circumstances shall any option vest in less than one year from the date of grant. Shares purchased upon exercise of an option must be paid for in full at the time of exercise either in cash or with currently owned shares. The Board of Directors may not re-price any option that is less than the option exercise price. Prior to the lifting of the restrictions, the Awardee will be entitled to receive dividends from and to vote the shares of Restricted Stock.

Stock Option Plan

We currently do not have any stock option plan for executive officers in place.

Options Exercised In Last Fiscal Year And Fiscal Year-End Option Values

During the year no common stock options were exercised. As of October 31, 2006, the Company had 16,732,148 outstanding options all of which were exercisable. The value to the company of the exercisable options based on the weighted average strike price of $0.07 is approximately $1,171,250.

Executives' Compensation Policies

Compensation of our executives is intended to attract, retain and award persons who are essential to the corporate enterprise. The fundamental policy of our executive compensation program is to offer competitive compensation to executives that appropriately reward the individual executive's contribution to corporate performance. The board of directors utilizes subjective criteria for evaluation of individual performance and relies substantially on our executives in doing so. The Board focuses on two primary components of our executive compensation program, each of which is intended to reflect individual and corporate performance: base salary and long-term incentive compensation.

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

Employment Agreements with Executive Officers

Superclick, Inc. has executed employment agreements with its top two executive officers. Below is a summary of the major terms of these employment agreements.

EMPLOYMENT AGREEMENTS

SANDRO NATALE - Mr. Natale's employment with us is governed by an employment agreement entered into between he and Superclick Networks, Inc. The agreement provides for term of employment that may be extended for additional one (1) year periods. Mr. Natale was entitled to receive a base salary equal to CDN $120,000 plus 2% commission over-ride on new sales.

JEAN PERROTTI Mr. Perrotti's employment with us is governed by an employment agreement entered into between he and Superclick Inc. The agreement provides for term of employment that may be extended for additional one (1) year periods. Mr. Perrotti was entitled to receive a base salary equal to CDN $120,000 and bonus based on certain thresholds being met.


     ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 31, 2006, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 11995 El Camino Real, Suite 301, San Diego CA 92130.

Name                           Shares Beneficially Owned     Percent of Class
----                           -------------------------     ----------------
Sandro Natale (Canada)                 7,739,430                  20.83%

Jean Perrotti (Canada)                 3,000,000                   8.07%

Todd M. Pitcher                          357,751                      *

George Vesnaver (Canada)                 338,288                      *

Paul Gulyas (Canada)                     315,188                      *

Chirag Patel                             848,448                   2.28%

All Officers and
Directors as a Group                  12,599,105                  33.90%

(*) means less than 1.0%


             ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Pitcher, Chairman of our company, provides consulting services to us in exchange for monthly compensation of $2,500 and related expenses. Mr. Pitcher is also President of Comprehensive Communications LLC who provides us with business services support.

                 ITEM 13.EXHIBITS LISTS AND REPORTS ON FORM 8-K.


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

3.5 Certificate of Amendment to the Articles of Incorporation of Superclick, Inc., as filed with the Secretary of the State of Washington on October 30, 2006.

4.1 Specimen Share of Common Stock. (Incorporated by reference filed with the Company's Form S-1 on February 28, 2000)

5.1 Opinion re: Legality.*

10.1 Agreement between DDR Systems, Inc. and Reach Technologies Inc. dated June 3, 1999 for the right to distribute the Reach Technologies Inc. licensed product line. Incorporated by reference filed with the Company's Form S-1 on February 28, 2000.

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

10.15 2004 Incentive Stock Option Plan dated April 8, 2004 (Incorporated by reference filed with the Company's Form 8-K on May 7, 2002 as Exhibit 4.1)

10.16 Verizon Agreement (Incorporated by reference filed with the Company's Form 8-K on May 7, 2004).

10.17 Employment Agreement dated August 31, 2004 (Incorporated by reference filed with the Company's Form 8-K on September 2, 2004).

10.18 Locatel Agreement (Incorporated by reference filed with the Company's Form 8-K on December 12, 2004).

10.19 Completion of acquisition of Hotel Net (Incorporated by reference filed with the Company's Form 8-K/A on October 21, 2005).

10.20 Employment Agreement dated November 11, 2005 between the registrant and Jean Perrotti (Incorporated by reference filed with the Company's Form 8-K on November 14, 2005).

10.21 Amendment to 2004 Stock Incentive Plan dated October 30, 2006 (Incorporated by reference filed with the Company's Form 8-K on November 13, 2006).

17.1 Resignation of Ron Fon as Director (Incorporated by reference filed with the Company's Form 8-K on August, 9, 2004).

17.2 Resignation of Jacobo Melcer as Director (Incorporated by reference filed with the Company's Form 8-K on February 6, 2006).

17.3 Resignation of Dipan Patel as Director (Incorporated by reference filed with the Company's Form 8-K on July, 17, 2006).

23.1 Consent of Independent Public Accountant, dated January 12, 2007.

31.1 Certification of Chief Executive Officer of Period Rerport pursuant to Rule 13a -14a and Rule 15d-14(a).

31.2 Certification of Principal Financial Offier of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1 Certification pursuant to 18 U.S.C. Section 1350.

32.2 Certification pursuant to 18 U.S.C. Section 1350.

* Previously filed

                 ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      (1)   Audit Fees

            The aggregate fees billed for professional services rendered by Bedinger & Company for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2006 were $53,551. Additionally, Bedinger & Company has charged $8,297 for tax preparation services for fiscal year 2006.


      (2)   Audit Committee Policies and Procedures

      The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Bedinger & Company for fiscal years 2006.

      (3) Audit Work Attributed to Persons Other than Bedinger & Company's Full-time, Permanent Employees.

      Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 30, 2007                                  Superclick, Inc.

                                                        By: /s/ Sandro Natale
                                                        -----------------------
                                                        Sandro Natale
                                                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Sandro Natale       Chief Executive Officer
---------------------   January 30, 2007
Sandro Natale

/s/ Jean Perrotti       Chief Financial Officer and Principle Accounting Officer
---------------------   January 30, 2007
Jean Perrotti


BOARD OF DIRECTORS

/s/ Todd M. Pitcher     Chairman and Secretary     January 30, 2007
---------------------
Todd M. Pitcher

/s/ Sandro Natale       Director                   January 30, 2007
---------------------
Sandro Natale

/s/ Paul Gulyas         Director                   January 30, 2007
---------------------
Paul Gulyas

/s/ Chirag Patel        Director                   January 30, 2007
---------------------
Chirag Patel

/s/ George Vesnaver     Director                   January 30, 2007
---------------------
George Vesnaver

                                SUPERCLICK, INC.

              REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED OCTOBER 31, 2006 AND 2005

                                    CONTENTS

                                                                           PAGE

Report of Independent Registered Public Accounting Firm.................. F-1-2

FINANCIAL STATEMENTS

     Consolidated Balance Sheet .........................................   F-3

     Consolidated Statements of Operations and Accumulated Deficit.......   F-4

     Consolidated Statement of Stockholders' Equity .....................   F-5

     Consolidated Statements of Comprehensive Income (Loss) .............   F-6

     Consolidated Statements of Cash Flows ..............................   F-7

     Notes to the Financial Statements .................................. F-8-30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Superclick, Inc.

We have audited the accompanying consolidated balance sheet of Superclick, Inc. (the "Company"), as of October 31, 2006 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss), and cash flows for the years ended October 31, 2006 and October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superclick, Inc. as of October 31, 2006 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income
(loss), and cash flows for the years ended October 31, 2006 and October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Board of Directors
Superclick, Inc.
Page Two


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note Q. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/ Bedinger & Company
                                                  Certified Public Accountants
                                                  Concord, California
                                                  December 13, 2006

SUPERCLICK, INC.
Consolidated Balance Sheet
October 31, 2006
--------------------------------------------------------------------------------

                                                                                   October 31,
                                                                                       2006
                                                                                   -----------
                                     ASSETS
CURRENT ASSETS
      Cash                                                                         $   919,920
      Accounts receivable, net (Notes A&B)                                             470,557
      R&D tax refund receivable                                                         44,852
      Sales Tax refund receivable                                                       14,365
      Inventory (Note C)                                                                90,471
      Prepaid expenses                                                                  15,463
                                                                                   -----------
           TOTAL CURRENT ASSETS                                                      1,555,628
Fixed assets, net (Note D)                                                             251,067

                                                                                   -----------
           TOTAL ASSETS                                                            $ 1,806,695
                                                                                   ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable (Note E)                                                    $   667,447
      Interest payable (Note F)                                                         23,489
      Accrued payroll (Note G)                                                         130,298
      Deferred revenue (Note H)                                                        781,547
      Loans current portion                                                             12,933
      Notes payable (Note I)                                                           371,000
      Convertible debentures, net (Note J)                                           2,425,000
      Debenture warrants (Note J)                                                          193
                                                                                   -----------
           TOTAL CURRENT LIABILITIES                                                 4,411,907

      Loans noncurrent portion                                                          25,905
                                                                                   -----------
           TOTAL LIABILITIES                                                         4,437,812
COMMITMENTS (Note K)

STOCKHOLDERS' EQUITY (Note L)
      Preferred stock, par value $.0001; 20,000,000
      shares authorized; 0 issued and outstanding                                           --

      Common stock, par value $.0006, 175,000,000 shares authorized;
      issued and outstanding 35,612,756 at October 31, 2006                             21,315
      Additional paid-in capital                                                      5,314,629
      Accumulated deficit                                                            (8,040,104)
      Accumulated other comprehensive gain (loss)
           (Cumulative translation adjustment)                                          88,183
      Treasury Stock                                                                   (15,140)
                                                                                   -----------
           TOTAL STOCKHOLDERS' EQUITY                                               (2,631,117)
                                                                                   -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 1,806,695
                                                                                   ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations
For the Years Ended October 31, 2006 and 2005
--------------------------------------------------------------------------------

                                                                                            Years ended
                                                                                             October 31,
                                                                                        2006            2005
                                                                                   ------------     ------------
Revenue
     Net Sales                                                                     $  2,272,013     $  2,408,072
     Services                                                                         1,674,298          797,624
                                                                                   ------------     ------------
        Net revenue                                                                   3,946,311        3,205,696
     Cost of goods sold                                                               2,282,427        2,395,515
                                                                                   ------------     ------------
     Gross profit                                                                     1,663,884          810,181

Costs and Expenses
     Selling, general & administrative                                                2,418,059        2,564,132
     Research & development                                                             282,915          151,822
     Depreciation & amortization                                                         75,349           52,841
                                                                                   ------------     ------------
     Total costs and expenses                                                         2,776,323        2,768,795

(Loss) from operations                                                               (1,112,439)      (1,958,614)

Other Income and (Expense)
     Interest income                                                                        673               --
     Interest expense                                                                  (266,378)         (48,513)
     Penalty interest on convertible debentures                                        (225,000)              --
     Loss on the sale of fixed assets                                                   (20,337)              --
     Amortization of beneficial conversion feature of convertible debentures           (292,896)         (97,632)
     Amortization of deferred financing costs                                          (161,250)         (53,750)
     Amortization of warrant discount                                                  (514,983)        (143,990)
     Derivative gain (loss)                                                             193,006          465,774
                                                                                   ------------     ------------
Total other income and (expense)                                                     (1,287,165)         121,889
NET LOSS BEFORE TAXES AND EXTRAORDINARY ITEM                                         (2,399,604)      (1,836,725)
Provision for income taxes                                                                   --               --
                                                                                   ------------     ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                                                   (2,399,604)      (1,836,725)
Extraordinary loss-write-off of goodwill from acquisition                                    --       (2,447,500)
                                                                                   ------------     ------------
NET LOSS                                                                           $ (2,399,604)    $ (4,284,225)
                                                                                   ============     ============

     Net (loss) per common share basic and diluted from continuing operations      $     (0.081)    $     (0.069)
     Net (loss) per common share basic and diluted after extraordinary items       $     (0.081)    $     (0.162)
     Weighted average common shares outstanding basic and diluted                    29,755,285       26,430,822

     The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
     Stock options                                                                    1,338,121        1,147,564
     Warrants                                                                           965,997        3,273,896
     Convertible debentures                                                          14,055,335        7,661,712

                        SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Years Ended October 31, 2006, 2005 and 2004
--------------------------------------------------------------------------------

                                                            Preferred Stock                  Common Stock
                                                            ---------------  -----------------------------
                                                           Number of            Number of                      Subscribed/
                                                            Shares   Amount      Shares          Amount          Payable
                                                             -----  -----    ------------     ------------    ------------
BALANCES October 31, 2004                                       --     --      24,197,002     $     14,518    $    232,000

Shares issued during the period:
     Shares issued for cash
         (range $0.18-$0.60 per share)                          --     --       1,266,665              760              --
     Shares issued for services                                 --     --         102,067               61              --
     Shares issued for acquisition                              --     --              --               --              --
        of Hotel Net, LLC                                       --     --       2,750,000            1,650              --
     Stock options exercised                                    --     --          51,961               31              --
     Treasury stock received for                                --     --              --               --              --
        cashless option exercises                               --     --         111,875               --              --
     Treasury stock issued for services                         --     --          25,000               15              --
     Reduction of treasury stock                                --     --              --               --              --
        issued for services                                     --     --         (25,000)              --              --
     Stock options granted                                      --     --              --               --              --
     Subscribed stock issued                                    --     --              --               --        (232,000)
     Repayment of Hotel Net                                     --     --              --               --              --
        shareholder investment                                  --     --              --               --              --
     Beneficial conversion feature of                                  --              --               --              --
        convertible debentures                                  --     --              --               --              --
Foreign Currency Translation Adjustment                         --     --              --               --              --
Net loss profit                                                 --     --              --               --              --
                                                             -----  -----    ------------     ------------    ------------
BALANCES October 31, 2005                                    $  --  $  --    $ 28,479,570     $     17,035    $         --

Shares issued during the period:
     Shares issued for services                                 --     --       1,355,355              813              --
     Shares issued for interest payable                         --     --       4,618,993            2,772              --
     Shares issued for retirement of convertible
        debentures                                              --     --       1,158,838              695              --
     Stock options granted                                      --     --              --               --              --
Foreign currency translation adjustment                         --     --              --               --              --
Net loss profit                                                 --     --              --               --              --
                                                             -----  -----    ------------     ------------    ------------
Balances October 31, 2006                                       --     --      35,612,756     $     21,315    $         --
                                                             =====  =====    ============     ============    ============



                                                                     Deficit
                                                                   Accumulated    Accumulated
                                                  Additional       during the         Other                             Total
                                                    Paid-in      Developmental   Comprehensive      Treasury        Stockholders'
                                                    Capital           Stage       Income (loss)       Stock            Equity
                                                 ------------     ------------     ------------    ------------     ------------
BALANCES October 31, 2004                        $  1,990,268     $ (1,356,275)    $     17,644    $         --     $    898,155

Shares issued during the period:
     Shares issued for cash
         (range $0.18-$0.60 per share)                372,240               --               --              --          373,000
     Shares issued for services                        77,164               --               --              --           77,225
     Shares issued for acquisition                         --               --               --              --               --
        of Hotel Net, LLC                           1,645,850               --               --              --        1,647,500
     Stock options exercised                           25,949               --               --              --           25,980
     Treasury stock received for                           --               --               --              --               --
        cashless option exercises                          --               --               --         (25,981)         (25,981)
     Treasury stock issued for services                 8,394               --               --          10,841           19,250
     Reduction of treasury stock                           --               --               --              --               --
        issued for services                                --               --               --              --               --
     Stock options granted                            263,566               --               --              --          263,566
     Subscribed stock issued                               --               --               --              --         (232,000)
     Repayment of Hotel Net                                --               --               --              --               --
        shareholder investment                       (127,600)              --               --              --         (127,600)
     Beneficial conversion feature of                      --               --               --              --               --
        convertible debentures                        390,529               --               --              --          390,529
Foreign Currency Translation Adjustment                    --               --           48,634              --           48,634
Net loss profit                                            --       (4,284,225)              --              --       (4,284,225)
                                                 ------------     ------------     ------------    ------------     ------------
BALANCES October 31, 2005                        $  4,646,360     $ (5,640,500)    $     66,278    $    (15,140)    $   (925,967)

Shares issued during the period:
     Shares issued for services                        76,687               --               --              --           77,500
     Shares issued for interest payable               173,648               --               --              --          176,420
     Shares issued for retirement of convertible
        debentures                                     49,305               --               --              --           50,000
     Stock options granted                            368,629               --               --              --          368,629
Foreign currency translation adjustment                    --               --           21,905              --           21,905
Net loss profit                                            --       (2,399,604)              --              --       (2,399,604)
                                                 ------------     ------------     ------------    ------------     ------------
Balances October 31, 2006                        $  5,314,629     $ (8,040,104)    $     88,183    $    (15,140)    $ (2,631,117)
                                                 ============     ============     ============    ============     ============

                        SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended October 31, 2006 and 2005
-------------------------------------------------------------------------------

                                                       Year ended October 31,

                                                        2006            2005
                                                    -----------     -----------
Net Earnings (Loss)                                 $(2,399,604)    $(4,284,225)

Other Comprehensive Income (Loss)
         Derivative gain/(loss)                         193,006         465,774
         Foreign Currency Translation Adjustment         21,905          48,634
                                                    -----------     -----------

Net Comprehensive (Loss)                            $(2,184,693)    $(3,769,817)
                                                    ===========     ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2006 and 2005
--------------------------------------------------------------------------------

                                                                  Year Ended October 31,
                                                               ---------------------------
                                                                   2006            2005
                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Earnings loss                                         $(2,399,604)    $(4,284,225)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
         Depreciation                                               75,349          52,841
         Loss on the sale of fixed assets                           20,337              --
         Compensation expense on fair market
            value of options issued                                333,535              --
         Compensation expense on intrinsic
            value of options issued                                 35,094         263,566
         Stock issued for services                                  77,500          96,475
         Amortization of beneficial conversion feature             292,896          97,632
         Amortization of warrant discount                          514,983         143,990
         Derivative gain on warrants issued with debentures       (193,006)       (465,774)
         Stock issued for accrued interest                         176,420              --
         Impairment of goodwill                                         --       2,447,500
CHANGES IN CURRENT ASSETS AND CURRENT
     LIABILITIES: (Net of effect of acquisition)
     (Increase) decrease in current assets:
         Accounts receivable                                       374,780         430,405
         Other receivables                                         124,459        (188,532)
         Prepaid expenses                                          185,122         (13,562)
         Inventory                                                  26,623         295,163
         Other assets                                               40,648
     Increase (decrease) in current liabilities:
         Accounts payable and accrued expenses                    (156,336)       (390,266)
         Accrued Payroll                                            73,020          43,399
         Accrued other                                             (27,412)         18,692
         Deferred revenue                                          632,265        (385,919)
                                                               -----------     -----------
         CASH USED FOR OPERATING ACTIVITIES                        206,673      (1,838,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of furniture and equipment                    (20,476)       (180,361)
                                                               -----------     -----------
         CASH USED FOR INVESTING ACTIVITIES                        (20,476)       (180,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Sale of common stock                                           --         141,000
         Capital investment repayment                                   --        (127,600)
         Payment of related party notes payable                         --        (299,810)
         Increase in relatedparty notes payable                     21,000
         Proceeds from convertible debenture                            --       2,250,000
         Proceeds from loans                                            --          46,669
         Repayment of loans                                         (9,040)           (722)
         Penalty interest on convertible debenture                 225,000              --
                                                               -----------     -----------
         CASH USED FOR FINANCING ACTIVITIES                        236,960       2,009,537

     EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (675)         31,398
NET INCREASE (DECREASE) IN CASH                                    422,482          21,959
CASH, beginning of period                                          497,438         475,479
                                                               -----------     -----------
CASH, end of period                                            $   919,920     $   497,438
                                                               ===========     ===========

     Taxes paid                                                $        --     $     4,250
     Interest paid                                             $    10,693     $        --
Other non-cash investing and financing activities:
     Shares issued for services                                $    77,500     $    96,475
     Shares issued for accrued interest                        $   176,420     $        --
     Shares issued for debt retirement                         $    50,000     $        --
     Shares issued for acquisition                             $        --     $ 1,647,500

                        SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Superclick Inc's plan of business is committed to the commercialization activities of the Superclick Network, Inc.'s products, with an emphasis on broadening its market penetration and building product and brand awareness amongst its target customer base in the hospitality market. Superclick, Inc. intends to grow its revenue through expanding its sales of Superclick Network Inc.'s products and call center support services such that it can reasonably support its operating expenses through cashflow.

In order to support its business plan, Superclick, Inc. will continue to rely on equity financing, and might also seek additional debt financing. There can be no assurance that any such additional financing will be available on terms, in amounts, or at timing acceptable to the Company, if available at all.s

Summary of Significant Accounting Principles

Principles of consolidation

The consolidated financial statements include the accounts of Superclick Networks, Inc. and its majority-owned subsidiaries, Superclick, Inc. and Hotel Net LLC, which are 100% consolidated in the financial statements. All material inter-company accounts and transactions have been eliminated.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition Policy (Continued)

customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

Shipping and handling costs

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising

The Company expenses all advertising as incurred. For the years ended October 31, 2006 and 2005, the Company incurred approximately $76,767 and $45,531, respectively in marketing and advertising expense.

Loss per common share

The Company follows Statement of Financial Accounting Standards No. 128 which requires the reporting of both basic and diluted earnings (loss) per share. Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the "treasury stock" method and convertible securities using the "if-converted" method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss per share as the affect would be anti-dilutive.

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of accounting standards (Continued)

provisions should be followed. The Company has no transactions that would be subject to SFAS 154.

In February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This
Statement:

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements." The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Statement is effective for financial statements issued for fiscal years beginning after November15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to the accumulated other comprehensive income in shareholders' equity. In addition, the measurement date, the date at which plan assets

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of accounting standards (Continued)

and the benefit obligation are measured, is required to be the company's fiscal year end. The Company currently is evaluating the Statement to determine what impact, if any, it will have on the Company.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. For the year ended October 31, 2006, three customers individually accounted for 45% (19%, 14% and 12%) of accounts receivable. For the year ended October 31, 2005, three customers individually accounted for 71% (37%, 22% and 12%) of accounts receivable.

During the year ended October 31, 2006, the Company's largest customer accounted for 12% of sales. During the year ended October 31, 2005, the Company's two largest customers accounted for 55% (48% and 7%) of sales.

For the year ended October 31, 2006 and 2005, approximately 25% and 42%, respectively of the Company's net sales were made to customers outside the United States.

The Company has been dependent on third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment. For the years ended October 31, 2006 and 2005, the Company's four and five largest suppliers accounted for 53% and 36% of product and service purchases, respectively. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms.

The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company.

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year. Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at October 31, 2006, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disclosure about Fair Value of Financial Instruments (Continued)

amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE B - ACCOUNTS RECEIVABLE

The accounts receivable balance of $470,557 as of October 31, 2006 is reported net of an allowance for doubtful accounts of $267,395.

NOTE C - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at October 31, 2006.

                    Computer equipment       $  90,471
                                             ---------
                                             $  90,471
                                             =========

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2006:

Computer hardware             $ 173,995
Furniture & fixtures            131,636
Computer software                90,083
Leasehold improvements           31,283
Fabrication mold and dye         20,264
                              ---------
                                447,261
Accumulated depreciation       (196,194)
                              ---------
Fixed assets, net             $ 251,067
                              =========

During the year ended October 31, 2006, the Company received no proceeds on the disposal of office equipment and furniture whose historical cost was $31,446. The disposal resulted in a write-down in accumulated depreciation of $5,309, and a loss of $20,337.

Depreciation expense for the year ended October 31, 2006 and 2005 was $75,349 and $52,841, respectively.

NOTE E - ACCOUNTS PAYABLE

Accounts payable at October 31, 2006 consisted of $644,177 in trade payables and $23,270 related to professional fees.

NOTE F - INTEREST PAYABLE

Interest is accrued on the debts of the Company for the $2,425,000 of outstanding convertible debentures (See Note J) and $371,000 due to the former shareholders of Hotel Net LLC (See Note I). As of October 31, 2006, the Company had payable $15,164 and $8,325 to the holders of the convertible debentures and former shareholders of Hotel Net LLC, respectively.

NOTE G - ACCRUED PAYROLL

Accrued payroll consisted of $95,258 of accrued wages and $35,040 of accrued vacation payable.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE H - DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed. As of October 31, 2006, the deferred revenue balance of $781,547 consisted of $700,525 related to support and maintenance (described below) and $81,022 related to customer deposits for future hardware installations.

Deferred revenue related to support and maintenance is recorded in a manner consistent with the Company's revenue recognition policy. The Company generally enters into one-year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance. The Company defers such payment and recognizes revenue ratably over the contract period.

NOTE I - NOTES PAYABLE TO FORMER SHAREHOLDERS OF HOTEL NET, LLC

As filed on September 6, 2005, the Company closed its definitive agreement to purchase 100% of the membership interest of Hotel Net LLC. Pursuant to the terms of the definitive agreement, the Company issued face amount $350,000 of notes payable.

The notes matured on January 1, 2006. The notes were canceled and replaced with new notes that accrue interest at the rate of nine percent (9%) per annum and mature January 1, 2007. $21,000 of accrued interest on the former notes was added to the principle of the new notes. Therefore, the new balance for notes payable at October 31, 2006 is $371,000. For the year ended October 31, 2006 and 2005, the Company recognized $29,325 and $0, respectively of interest expense on these notes, which is reflected in interest payable.

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE J - CONVERTIBLE DEBENTURE (Continued)

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE J - CONVERTIBLE DEBENTURE (Continued)

stock of which 18,150,000 relates to the conversion of principle and interest of the convertible debenture and 965,997 relates to the exercise of warrants issued in connection with the convertible debenture. The SEC declared the registration of shares underlying the debentures effective within the allowed time on December 12, 2005.

The issuance costs related to the convertible debentures of approximately $215,000 in cash were capitalized and are being amortized over the life of the debt. For the year ended October 31, 2006 and 2005, the Company recognized $161,250 and $53,750, respectively as other expense related to the amortization of the issuance costs.

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability since the warrants contain registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration, and the cashless exercise feature of the warrants and variable exercise price which support the notion of net-cash settlement and treatment of the warrants as a liability. The initial value of the warrants was treated as a discount to the debenture and recorded as a liability. The Company calculated the initial value of the warrants on the closing date of the transactions as being $658,973 as determined using a Black-Scholes option pricing model with the following assumptions: expected term 5 years, exercise price $.5949, volatility 175%, risk free rate 4.32%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants had a value of $193,199 at October 31, 2005 and the company recognized a derivative gain of $465,774 from the initial value date to October 31, 2005. As of October 31, 2006, the value of the warrants was reassessed using the Black-Scholes option-pricing model using the following assumptions: expected term 3.75 years, exercise price $.30, Spot price $.050, volatility 34%, risk free rate 4.61%, and zero dividend yield. The warrants have a value of $193.00 at October 31, 2006. For the year ended October 31, 2006, the company recognized a derivative gain of $193,006. The initial discount of $658,973 to the debenture was amortized over the term of the debenture, or twelve (12) months and calculated based upon the effective interest method. During the year ended October 31, 2006, and 2005, the Company recognized $514,983 and $143,990, respectively, in non-cash interest expense related to the warrant discount.

The Company determined that the $1.75 million debenture was issued with a beneficial conversion feature ("BCF") due to the conversion price ($.5949) being less than the closing stock price ($.79) on the date of issuance, and the conversion feature being in-the-money.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE J - CONVERTIBLE DEBENTURE (Continued)

Conversely, on the issuance date of the $0.5 million debenture the conversion feature was not in-the-money and no BCF was recognized. Thus, pursuant to EITF 00-27, 27, Application of Issue No. 98-5 to Certain Convertible Instruments, the BCF has been determined based on the gross debenture amount less the portion attributable to the warrants described above, and recorded as a discount to reduce the carry value of the debenture and increase additional-paid-in-capital at its fair value of $390,529 on the date of issuance as determined using the intrinsic value method. The discount will be amortized to interest expense over the life of the debenture. The company has recognized $65,088 in non-cash interest expense attributable to the amortization of this discount through October 31, 2005. For the year ended October 31, 2006, the company recognized $292,896 in non-cash interest expense attributable to the amortization of this discount.

During August 2006 the debentures matured. As a penalty, pursuant to the debenture agreements, the amount due on the convertible debentures was increased by 10% for the unpaid portion, or $225,000. In addition, the interest rate charged on the principle balance increased to 12% from 9% per annum.

During October 2006, the company retired $50,000 of debenture principle in exchange for the issuance of 1,158,838 shares of common stock (See Note L).

During the years ended October 31, 2006 and 2005, the Company incurred $225,781 and $48,514 in interest expense related to the convertible debentures. No interest was paid in 2005. During 2006, the Company made cash payments of $82,711, issued 4,618,993 shares of common stock in exchange for $176,420 of accrued interest and maintains $15,164 of accrued interest payable as of October 31, 2006.

NOTE K - COMMITMENTS

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company has also entered into non-cancelable operating leases for office equipment and computers at monthly payments of $634.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE K - COMMITMENTS (Continued)

Future lease payments under these operating leases are as follows:

                        Year Ended October 31,
                        2007                      55,011
                        2008                      52,937
                        2009                      48,525
                        2010                          --
                                                --------
                                                $156,473
                                                ========

During the year ended October 31, 2006, the Company incurred $64,514 and $65,980 in rent expense.

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

During the year ended October 31, 2006, the Company issued 4,618,993 shares of common stock in exchange for $176,420 of interest payable and 1,158,838 shares of common stock in exchange for $50,000 of principle related to the convertible debentures.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE L - PREFERRED AND COMMON STOCK (Continued)

Stock issued for Services

During the year ended October 31, 2005 the Company issued 102,067 shares to the members of the Board of Directors for services rendered. Total value of the issuances was $77,225. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

During the year ended October 31, 2006 the Company issued 1,355,355 shares to the members of the Board of Directors for services rendered. Total value of the issuances was $77,500. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

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

On October 30, 2006 the Board of Directors increased the employee stock option pool established by the employee stock option plan to 30,000,000 from 3,500,000 (See Note N).

During the year ended October 31, 2006, 111,667 options were canceled due to employee terminations, 376,250 options were exchanged for new options, and 15,523,750 shares were granted and no options were exercised. The Company granted 15,900,000 fully vested options to employees on October 30, 2006. Each option's strike price is equal to the closing price of the stock on the date of grant, or $.05. Pursuant to SFAS 123r, Share-Based Payment, the company recognized expense of $277,875 related to this grant as calculated using the Black Scholes Option Pricing Model. Of the 15,900,000 grants, 376,250 represent new shares issued in place of previously granted shares which were deeply out-of-the-money and cancelled in conjunction with the issuance of the new grants. The 376,250 options exchanged for new, lower priced options was treated as a repricing pursuant to SFAS 123r, Share-Based Payment, and resulted in the Company recognizing expense of $6,735, which represented the difference in fair value of the new options over the repriced options as calculated using the Black Scholes Option Pricing Model.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE M - WARRANTS

At October 31, 2006 the Company had 2,099,999 "A" Warrants and 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

                                             Exercise
      Warrant             Number of          Price Per             Expiration
       Class               Warrants           Warrant                 Date
  ---------------   ---------------      ---------------        ---------------

         A                   55,555            $ 0.60                4/14/07
         A                  100,000            $ 0.60                4/19/07
         A                  444,444            $ 0.60                4/19/07
         A                  100,000            $ 0.60                4/23/07
         A                  200,000            $ 0.60                4/29/07
         A                  100,000            $ 0.60                4/29/07
         A                  100,000            $ 0.60                 5/7/07
         A                  200,000            $ 0.60                5/10/07
         A                  100,000            $ 0.60                5/12/07
         A                  100,000            $ 0.60                5/17/07
         A                  100,000            $ 0.60                5/24/07
         A                   11,000            $ 0.60                5/24/07
         A                  100,000            $ 0.60                 6/2/07
         A                  100,000            $ 0.60                6/16/07
         A                   89,000            $ 0.60                6/17/07
         A                  200,000            $ 0.60                3/30/08
                    ---------------
   Subtotal               2,099,999

   Debenture                735,370      >or=to $0.30              7/31/2010
   Debenture                230,627      >or=to $0.30              8/17/2010
                    ---------------
   Subtotal                 965,997
                    ---------------
   Total                  3,065,996
                    ===============

During the year ended October 31, 2005, 100,000 "A" Warrants were exercised resulting in $60,000 to the Company and the issuance of 100,000 shares of Common Stock.

During the year ended October 31, 2006, no warrants were issued or exercised and 966,665 "B" Warrants expired.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

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

The total number of shares of Stock set aside for Awards may be granted under the Plan is 2,000,000 shares. The Company may issue each of the following under this Plan: Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award The Plan was effective April 9, 2004 (the "Effective Date"), provided that within one year of the Effective Date, the Plan shall have been approved by at least a majority vote of stockholders. No Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award shall be granted pursuant to the Plan ten years after the Effective Date.

During the year ended October 31, 2006, the Board of Directors authorized an increase in the shares allotted under the Plan to 30,000,000 shares. Also, during fiscal year 2006, 111,667 options were canceled due to employee terminations, 376,250 options were exchanged for new options, 15,523,750 shares were granted and no options were exercised. The balance of options outstanding at the end of the year was 16,732,148. The Company granted 15,900,000 fully vested options to employees on October 30, 2006. Of these grants, 376,250 represent new shares issued in place of previously granted shares which were deeply out-of-the-money and cancelled in conjunction with the new grants. Each option's strike price is equal to the closing price of the stock on the date of grant, or $.05.

The Company has recorded compensation expense of $767,017 through October 31, 2006.

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE N - STOCK INCENTIVE PLAN (Continued)

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

During the years ended October 31, 2006 and 2005, the Company awarded 1,355,355 and 102,067 restricted shares of its common stock to directors totaling $77,500 and $77,225, respectively.

The following table summarizes the Company's stock option activity for the year ended October 31, 2006:

                                                   2006
                                        -----------------------------
                                                     Weighted Average
                                           Shares     Exercise Price
                                        -----------  ----------------

Outstanding at beginning of period        1,460,481       $0.52
Granted                                  15,900,000        0.05
Forfeited                                  (628,333)       0.52
Exercised                                        --          --
                                        -----------       -----
Outstanding at end of year               16,732,148       $0.07
                                        -----------       -----

Options exerciseable at year end         16,732,148          --
                                        ===========

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE N - STOCK INCENTIVE PLAN (Continued)

The following table summarizes information about the Company's stock options outstanding at October 31, 2006:

                              Options Outstanding                                  Options Exercisable
                   ------------------------------------------------           --------------------------------
                     Number         Weighted              Weighted                                   Weighted
Range of          Outstanding        Average              Average                                    Average
Exercise         At October 31,   Contractural            Exercise              Number               Exercise
 Prices               2006        Life (years)             Price             Outstanding              Price
                   ----------      ----------            ----------           ----------            ----------
$   0.50              664,856              --            $     0.50              664,856            $     0.50
    0.65              137,500              --                  0.65              137,500                  0.65
    0.60               29,792              --                  0.60               29,792                  0.60
    0.05           15,900,000              --                  0.05           15,900,000                  0.05
                   ----------      ----------            ----------           ----------            ----------
Total              16,732,148              --            $     0.07           16,732,148            $     0.07
                   ==========      ==========            ==========           ==========            ==========

During 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123r") using the Modified Prospective Method ("MPA"). Previously, the Company accounted for stock options utilizing the intrinsic value method for fixed awards under the provisions of Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under SFAS 123r, the Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants. The Company is not required to make a cumulative effect adjustment as a result of adopting the MPA of SFAS 123r. The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future. During the year ended October 31, 2006, the Company recognized compensation expense of $394,313 and forfeitures of $25,684.

NOTE O - NET OPERATING LOSS CARRY FORWARD

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At October 31, 2006 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE O - NET OPERATING LOSS CARRY FORWARD (Continued)

allowance increased by approximately $312,500 and $1,587,700 for the year ended October 31, 2006 and 2005, respectively, assuming a tax rate of 40%.

                     United States Corporation Income Taxes
        ----------------------------------------------------------------
        Year of Loss                 Amount            Expiration Date
        -----------------  -----------------           -----------------
        October 31, 2006           $2,037,748          October 31, 2026
        October 31, 2005            4,184,331          October 31, 2025
        October 31, 2004              898,697          October 31, 2024
        October 31, 2003               53,638          October 31, 2023
        December 31, 2002              80,395          December 31, 2022
        December 31, 2001              91,564          December 31, 2021
        December 31, 2000              88,027          December 31, 2020
        December 31, 1999              18,936          December 31, 2019
                            -----------------
                            $       5,415,588
                            =================

The expiration dates for U.S. net operating losses (NOL) may be extendable under
Section 381 of the U.S. Internal Revenue Code.

                      Canadian Income Taxes (Stated in CAD)
          ------------------------------------------------------------
          Year of Loss                Amount          Expiration Date
          ----------------  ----------------          ----------------
          October 31, 2006          $280,849          October 31, 2013
          October 31, 2005           481,617          October 31, 2012
          October 31, 2004            45,462          October 31, 2011
          October 31, 2003             5,322          October 31, 2010
          October 31, 2002           350,910          October 31, 2009
          October 31, 2001            24,879          October 31, 2008
                            ----------------
                            $      1,189,039
                            ================

At October 31, 2006 a valuation allowance for the full amount of the net deferred tax asset generated during that year was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

Although the Company continues to receive deferred tax credits from Revenue Canada associated with its research and development activities, the Company fully allowed for the credits resulting from these activities in fiscal years October 31, 2005 and 2006.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31 2006 AND 2005
--------------------------------------------------------------------------------

NOTE O - NET OPERATING LOSS CARRY FORWARD (Continued)

The Company receives reimbursement of research and development activities from Revenue Canada beyond the tax credits described above. As of October 31, 2006, the Company has recognized $44,852 as a receivable for those research and development activities.

NOTE P - RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company, provides consulting services to the Company in exchange for monthly compensation of $2,500 and related expenses. During the year ended October 31, 2006, Mr. Pitcher received $47,885.

NOTE Q - GOING CONCERN AND MANAGEMENT'S PLANS

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

NOTE R - SUBSEQUENT EVENTS

In November, the Company issued 1,548,906 shares of common stock in exchange for $38,000 of principle and $28,803 of accrued interest related to the convertible debentures.