Form 10QSB
period 2007-01-31
SUPERCLICK INC
filed 2007-03-08
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended January 31, 2007.

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Transition Period From ______________To_________________

Commission File Number 333-31238

Superclick, Inc.

(Exact Name Of Registrant As Specified In Its Charter)

Washington	52-2219677
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10222 St-Michel Blvd., Suite 300
Montreal, Quebec, H1H 5H1
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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of February 23, 2007 was 41,082,903.

Item 1 - Financial Statements

SUPERCLICK, INC.
Consolidated Balance Sheet (Unaudited)
January 31, 2007
January 31, 2007
ASSETS
CURRENT ASSETS
Cash	$803,684
Accounts receivable, net (Notes A&B)	312,917
R&D tax credits receivable	42,702
Sales tax refund receivable	22,717
Inventory (Note C)	76,523
Prepaid expenses	17,113

TOTAL CURRENT ASSETS	1,275,656
Fixed assets, net (Note D)	223,590
TOTAL ASSETS	$1,499,246

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable (Note E)	$559,344
Interest payable (Note F)	16,741
Accrued payroll (Note G)	75,537
Deferred revenue (Note H)	641,315
Loans current portion	11,407
Notes payable (Note I)	371,000
Convertible debentures, net (Note J)	2,310,000
Debenture warrants (Note J)	290
TOTAL CURRENT LIABILITIES	3,985,634

Loans noncurrent portion	22,848
TOTAL LIABILITIES	4,008,482

Commitments (Note K)

STOCKHOLDERS' EQUITY (Note L)

Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 38,735,115 at January 31, 2007	23,188
Common stock payable	70,925
Additional paid-in capital	5,444,343
Accumulated deficit	(8,101,575)

Accumulated other comprehensive gain (loss) (Cumulative translation adjustment)	69,023
Treasury Stock	(15,140)
TOTAL STOCKHOLDERS' EQUITY	(2,509,236)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,499,246

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended January 31, 2007 and 2006
	Three Months Ended January 31,
	2007	2006
Revenue
Net Sales	$237,785	$306,923
Services	523,850	355,218
Net revenue	761,635	662,141
Cost of goods sold	390,643	454,825
Gross profit	370,992	207,316

Costs and Expenses
Selling, general & administrative	304,578	618,645
Research & development	37,684	63,850
Depreciation & amortization	16,314	20,034
Total costs and expenses	358,576	702,529

Income (loss) from operations	12,416	(495,213)

Other Income and (Expense)
Interest income	8,578	-
Interest expense	(82,367)	(56,807)
Penalty interest on convertible debentures	-
Loss on the sale of fixed assets	-	(20,337)
Amortization of beneficial conversion feature of convertible debentures	-	(97,632)
Amortization of deferred financing costs	-	(53,750)
Amortization of warrant discount	-	(157,022)
Derivative gain (loss)	(98)	90,265
Total other income and (expense)	(73,887)	(295,283)
NET LOSS BEFORE TAXES	(61,471)	(790,496)
Provision <benefit> for income taxes	-	-
NET LOSS	(61,471)	(790,496)

Net (loss) per common share basic and diluted	$(0.002)	$(0.028)
Weighted average common shares outstanding basic and diluted	37,429,465	28,533,843

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	16,694,648	1,314,439
Warrants	3,065,996	4,132,661
Convertible debentures	56,149,981	7,557,329

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Years Ended October 31, 2006, 2005 and the Three Months Ended January 31, 2007 (Unaudited)
	Preferred Stock		Common Stock			Additional	Deficit Accumulated during the	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Subscribed Payable	Paid-in Capital	Developmental Stage	Comprehensive Income (loss)	Treasury Stock	Stockholders' Equity
BALANCES October 31, 2004	-	-	24,197,002	$14,518	$232,000	$1,990,268	$(1,356,275)	$17,644	$-	$898,155

Shares issued during the period:
Shares issued for cash (range $0.18-$0.60 per share)			1,266,665	760		372,240				373,000
Shares issued for services			102,067	61		77,164				77,225
Shares issued for acquisition of Hotel Net, LLC			2,750,000	1,650		1,645,850				1,647,500
Stock options exercised			51,961	31		25,949				25,980
										-
Treasury stock received for cashless option exercises			111,875						(25,981)	(25,981)
Treasury stock issued for services			25,000	15		8,394			10,841	19,250
										-
Reduction of treasury stock issued for services			(25,000)							-
Stock options granted						263,566				263,566
Subscribed stock issued					(232,000)					(232,000)
										-
Repayment of Hotel Net shareholder investment						(127,600)				(127,600)

Beneficial conversion feature of convertible debentures						390,529				390,529
Foreign Currency Transalation Adjustment								48,634		48,634
Net <loss> profit							(4,284,225)			(4,284,225)
BALANCES October 31, 2005	$-	$-	$28,479,570	$17,035	$-	$4,646,360	$(5,640,500)	$66,278	$(15,140)	$(925,967)

Shares issued during the period:
Shares issued for services			1,355,355	813		76,687				77,500
Shares issued for interest payable			4,618,993	2,772		173,648				176,420
Shares issued for retirement of convertible debentures			1,158,838	695		49,305				50,000
Stock options granted						368,629				368,629
Foreign currency translation adjustment								21,905		21,905
Net <loss> profit							(2,399,604)			(2,399,604)
Balances October 31, 2006	-	-	35,612,756	$21,315	$-	$5,314,629	$(8,040,104)	$88,183	$(15,140)	$(2,631,117)

Shares issued during the period:
Shares issued for interest payable			1,148,338	689	38,925	47,898				87,512
Shares issued for retirement of convertible debentures			1,974,021	1,184	32,000	81,816				115,000
Foreign currency translation adjustment								(19,160)		(19,160)
Net <loss> profit							(61,471)			(61,471)
Balances January 31, 2007	-	-	38,735,115	$23,188	$70,925	$5,444,343	$(8,101,575)	$69,023	$(15,140)	$(2,509,236)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended January 31, 2007 and 2006 (Unaudited)

	Three Months Ended January 31,
	2007	2006

Net Earnings (Loss)	$(61,471)	$(790,496)

Other Comprehensive Income (Loss)
Derivative gain/(loss)	(98)	90,265
Foreign Currency Translation Adjustment	(19,160)	11,168

Net Comprehensive (Loss)	$(80,729)	$(689,063)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended January 31, 2007 and 2006

	Three Months Ended January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(61,471)	$(790,496)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	16,314	20,034
Loss on the sale of fixed assets		20,337
Compensation expense on intrinsic value of options issued		35,094
Stock issued for services		22,500
Amortization of beneficial conversion feature		97,632
Amortization of warrant discount		157,022
Derivative gain on warrants issued with debentures	98	(90,265)
Stock issued for accrued interest	87,512
CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES: (Net of effect of acquisition) (Increase) decrease in current assets:
Accounts receivable	138,048	116,325
Other receivables	(9,226)	79,838
Prepaid expenses	(2,441)	4,904
Inventory	9,811	(24,904)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(127,080)	(8,381)
Accrued payroll	(18,359)	49,236
Accrued other		13,592
Deferred revenue	(104,901)	119,383
CASH USED FOR OPERATING ACTIVITIES	(71,695)	(178,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(549)	(5,701)
CASH USED FOR INVESTING ACTIVITIES	(549)	(5,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(2,779)	(2,206)
CASH USED FOR FINANCING ACTIVITIES	(2,779)	(2,206)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(41,213)	(2,087)
NET INCREASE (DECREASE) IN CASH	(116,236)	(188,143)
CASH, beginning of period	919,920	497,438
CASH, end of period	$803,684	$309,295

Interest paid	$1,603	$65,883
Other non-cash investing and financing activities:
Shares issued for services	$17,000	$22,500
Shares issued for accrued interest	$87,512	$-
Shares issued for debt	$115,000	$-

SEE NOTES TO FINANCIAL STATEMENTS

Superclick, Inc.
Notes to Financial Statements (Unaudited)
For The Three Months Ended January 31, 2007 and 2006

Note A-Organization And Summary Of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Superclick, Inc. as of January 31, 2007 and for the three month periods ended January 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB/A for the year ended October 31, 2006. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

In October, 2003, Superclick, Inc. (formerly Grand Prix Sports, Inc.) completed an acquisition of Superclick Networks, Inc. The acquisition was accounted for as a recapitalization effected by a reverse merger, wherein Superclick Networks, Inc. is considered the acquirer for accounting and financial reporting purposes (collectively, Superclick Inc. and Superclick Networks Inc. are referred to hereinafter as the “Company”). The pre-merger assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. The accumulated deficit of Superclick Networks, Inc. has been brought forward, and common stock and additional paid-in-capital of the combined company have been retroactively restated to give effect to the exchange rates as set forth in the merger agreement.

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

On October 6, 2003 Superclick, Inc. amended its articles of incorporation by changing the name of the Company from Grand Prix Sports, Inc. to Superclick, Inc. to more accurately reflect the nature of its business after the recapitalization effected by the reverse merger.

Pursuant to a share purchase agreement dated October 7, 2003, Superclick, Inc. acquired 100% of the issued and outstanding shares of Superclick Networks, Inc. from its shareholders. In consideration for acquiring all of Superclick Network’s shares Superclick, Inc. issued to its previous shareholders 14,025,800 shares of Superclick, Inc.’s common stock. As a result of the acquisition, the former shareholders of Superclick Networks, Inc. held immediately after the acquisition 71.7% of the issued and outstanding shares of Superclick, Inc.’s common stock. The remaining 28.3% were held by Superclick, Inc.’s (formerly Grand Prix Sports, Inc.) shareholders.

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

Superclick Inc’s plan of business is committed to the commercialization activities of Superclick Network, Inc.’s products, with an emphasis on broadening its market penetration and building product and brand awareness amongst its target customer base in the hospitality market. Superclick, Inc. intends to grow its revenue through expanding its sales of Superclick Network Inc.’s products and call center support services such that it can reasonably support its operating expenses through cashflow.

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

Advertising

The Company expenses all advertising as incurred. For the three months ended January 31, 2007 and 2006, the Company incurred approximately $7,063 and $2,823, respectively in marketing and advertising expense.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Statement is effective for financial statements issued for fiscal years beginning after November15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to the accumulated other comprehensive income in shareholders’ equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company currently is evaluating the Statement to determine what impact, if any, it will have on the Company.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. For the three months ended January 31, 2007, two customers individually accounted for 23% (10% and 13%) of accounts receivable.

For the three months ended January 31, 2006, five customers individually accounted for 78% (21%, 18%, 16%, 12% and 11%) of accounts receivable.

During the three months ended January 31, 2007, the Company’s largest customer accounted for 15% of sales.

During the three months ended January 31, 2006, the Company’s largest customer accounted for 41% of sales.

For the three months ended January 31, 2007 and 2006, approximately 30% of the Company's net sales were made to customers outside the United States.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at January 31, 2007, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE B - ACCOUNTS RECEIVABLE

The accounts receivable balance of $312,917 as of January 31, 2007 is reported net of an allowance for doubtful accounts of $174,849.

NOTE C - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at January 31, 2007.

Computer equipment	$76,523
$76,523

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2007:

Computer hardware	$166,196
Furniture & fixtures	125,329
Computer software	85,767
Leasehold improvements	29,784
Fabrication mold and dye	19,293
426,369
Accumulated depreciation	(202,779)
Fixed assets, net	$223,590

During the three months ended January 31, 2006, the Company received no proceeds on the disposal of office equipment and furniture whose historical cost was $31,446. The disposal resulted in a write-down in accumulated depreciation of $5,309, and a loss of $20,337.

Depreciation expense for the three months ended January 31, 2007 and 2006 was $16,314 and $20,034, respectively.

NOTE E - ACCOUNTS PAYABLE

Accounts payable at January 31, 2007 consisted of $545,918 in trade payables and $13,426 related to professional fees.

NOTE F - INTEREST PAYABLE

Interest is accrued on the debts of the Company for the $2,310,000 of outstanding convertible debentures (See Note J) and $371,000 due to the former shareholders of Hotel Net LLC (See Note I). As of January 31, 2007, the Company had payable $0 and $16,740 to the holders of the convertible debentures and former shareholders of Hotel Net LLC, respectively.

NOTE G - ACCRUED PAYROLL

Accrued payroll consisted of $40,584 of accrued wages and $34,953 of accrued vacation payable.

NOTE H - DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed. As of January 31, 2007, the deferred revenue balance of $641,315 consisted of $548,966 related to support and maintenance (described below) and $92,349 related to customer deposits for future hardware installations.

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

The notes matured on January 1, 2006. The notes were canceled and replaced with new notes that accrue interest at the rate of nine percent (9%) per annum and mature January 1, 2007. $21,000 of accrued interest on the former notes was added to the principle of the new notes. Therefore, the new balance for notes payable at October 31, 2006 is $371,000. For the three months ended January 31, 2007 and 2006, the Company recognized $8,416 and $2,589, respectively of interest expense on these notes, which is reflected in interest payable.

NOTE J - CONVERTIBLE DEBENTURE

In August 2005, the Company completed a private placement of convertible debentures generating gross proceeds of $2.25 million and the issuance of warrants to purchase 965,997 shares of the Company’s common stock. The convertible debentures matured in August 2006 and now bear interest of 12% payable quarterly at the option of the Company in cash or stock. The debentures and warrants are convertible into the Company's common stock at a conversion price equal to 80% of the average closing bid price of the Company's common stock for the 45 trading days preceding a conversion date.

The issuance costs related to the convertible debentures of approximately $215,000 in cash were capitalized and amortized over the life of the debt. For the three months ended January 31, 2007 and 2006, the Company recognized $0 and $53,750, respectively as other expense related to the amortization of the issuance costs.

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants had a value of $193 at October 31, 2006. As of January 31, 2007, the value of the warrants was reassessed using the Black-Scholes option-pricing model using the following assumptions: expected term 3.5 years, exercise price $.03, volatility 34%, risk free rate 4.83%, and zero dividend yield. The warrants have a value of $290 at January 31, 2007. For the three months ended January 31, 2007 and 2006, the Company recognized a derivative loss of $98 and gain of $90,265, respectively.

The initial warrant discount of $658,973 to the debenture was amortized over the term of the debenture. During the three months ended January 31, 2007, and 2006, the Company recognized $0 and $157,022, respectively, in non-cash interest expense related to the warrant discount.

The Company determined that the $1.75 million debenture was issued with a $390,529 beneficial conversion feature (“BCF”) on the date of issuance. The BCF was be amortized to interest expense over the life of the debenture during fiscal year 2006. For the three months ended January 31, 2007 and 2006 the Company recognized $0 and $97,632 in non-cash interest expense attributable to the amortization of the BCF.

During the three months ended January 31, 2007, the Company retired a total of $115,000 of debenture principle. Of the $115,000, $83,000 was exchanged for the issuance of 1,974,021 shares of common stock (See Note L) with $32,000 recorded in equity as common stock payable for principle that has been converted, but whose shares were not issued until the subsequent quarter.

During the three months ended January 31, 2007 and 2006, the Company incurred $72,348 and $51,397 in interest expense related to the convertible debentures. During the three months ended January 31, 2007, the Company issued 1,148,338 in exchange for $48,547 of accrued interest with $38,925 recorded in equity as common stock payable for interest that has been converted, but whose shares were not issued until the subsequent quarter. As of January 31, 2007, there is no interest due on the convertible debentures.

NOTE K - COMMITMENTS

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company has also entered into non-cancelable operating leases for office equipment and computers at monthly payments of $634.

Future lease payments under these operating leases are as follows:

Year Ended October 31,
2007	42,444
2008	56,592
2009	56,592
2010	-
$155,628

During the three months ended January 31, 2007 and 2006, the Company incurred $14,148 and $23,290, respectively in rent expense.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE L - PREFERRED AND COMMON STOCK

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance. No shares have been issued as of January 31, 2007.

Private Placement and Warrant Activity

During the year ended October 31, 2005, 100,000 “A” Warrants were exercised resulting in gross proceeds of $60,000. 2,099,999 “A” Warrants were unexercised as of October 31, 2006 (See Note M).

In August of 2005, the Company issued $2,250,000 of convertible debentures with 965,997 warrants attached (See Note J).

During the year ended October 31, 2006, the Company issued 4,618,993 shares of common stock in exchange for $176,420 of interest payable and 1,158,838 shares of common stock in exchange for $50,000 of principle related to the convertible debentures.

During the three months ended January 31, 2007, the Company issued 1,148,338 shares of common stock in exchange for $48,547 of interest payable and 1,974,021 shares of common stock in exchange for $83,000 of principle related to the convertible debentures.

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

During the three months ended January 31, 2007, no stock was issued for services. However, the company did accrue $17,000 related to our quarterly director compensation expense.

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

During the year ended October 31, 2006, 111,667 options were canceled due to employee terminations, 376,250 options were exchanged for new options, and 15,523,750 shares were granted and no options were exercised. The Company granted 15,900,000 fully vested options to employees on October 30, 2006. Each option’s strike price is equal to the closing price of the stock on the date of grant, or $.05. Pursuant to SFAS 123r, Share-Based Payment, the company recognized expense of $277,875 related to this grant as calculated using the Black Scholes Option Pricing Model. Of the 15,900,000 grants, 376,250 represent new shares issued in place of previously granted shares which were deeply out-of-the-money and cancelled in conjunction with the issuance of the new grants. The 376,250 options exchanged for new, lower priced options was treated as a repricing pursuant to SFAS 123r, Share-Based Payment, and resulted in the Company recognizing expense of $6,735, which represented the difference in fair value of the new options over the repriced options as calculated using the Black Scholes Option Pricing Model.

During the three months ended January 31, 2007, 37,500 options were canceled due to previous employee terminations. No other option activity occurred.

NOTE M - WARRANTS

At January 31, 2007 the Company had 2,099,999 "A" Warrants and 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

Warrant Class	Number of Warrants	Exercise Price Per Warrant	Expiration Date
A	55,555	$0.60	4/14/07
A	100,000	$0.60	4/19/07
A	444,444	$0.60	4/19/07
A	100,000	$0.60	4/23/07
A	200,000	$0.60	4/29/07
A	100,000	$0.60	4/29/07
A	100,000	$0.60	5/7/07
A	200,000	$0.60	5/10/07
A	100,000	$0.60	5/12/07
A	100,000	$0.60	5/17/07
A	100,000	$0.60	5/24/07
A	11,000	$0.60	5/24/07
A	100,000	$0.60	6/2/07
A	100,000	$0.60	6/16/07
A	89,000	$0.60	6/17/07
A	200,000	$0.60	3/30/08
Subtotal	2,099,999

Debenture	735,370	>or=to $0.30	07/31/10
Debenture	230,627	>or=to $0.30	08/17/10
Subtotal	965,997
Total	3,065,996

During the year ended October 31, 2005, 100,000 “A” Warrants were exercised resulting in $60,000 to the Company and the issuance of 100,000 shares of Common Stock.

During the year ended October 31, 2006, no warrants were issued or exercised and 966,665 “B” Warrants expired.

During the three months ended January 31, 2007, there was no warrant activity.

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

During the year ended October 31, 2006, the Board of Directors authorized an increase in the shares allotted under the Plan to 30,000,000 shares. Also, during fiscal year 2006, 111,667 options were canceled due to employee terminations, 376,250 options were exchanged for new options, 15,523,750 shares were granted and no options were exercised. The balance of options outstanding at the end of the year was 16,732,148. The Company granted 15,900,000 fully vested options to employees on October 30, 2006. Of these grants, 376,250 represent new shares issued in place of previously granted shares which were deeply out-of-the-money and cancelled in conjunction with the new grants. Each option’s strike price is equal to the closing price of the stock on the date of grant, or $.05. The Company has recorded compensation expense of $767,017 through October 31, 2006.

During the three months ended January 31, 2007, 37,500 options were canceled due to previous employee terminations bringing the total stock options outstanding to 16,694,648. No other option activity occurred.

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

The following table summarizes the Company's stock option activity for the three months ended January 31, 2007:

	2007
	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	16,732,148	$0.05
Granted	-	-
Forfeited	(37,500)	0.54
Exercised	-	-
Outstanding at end of quarter	16,694,648	$0.07

Options exerciseable at quarter end	16,694,648

The following table summarizes information about the Company's stock options outstanding at January 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At January 31, 2007	Weighted Average Contractural Life (years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.50	642,356	-	$0.50	642,356	$0.50
0.65	137,500	-	0.65	137,500	0.65
0.60	14,792	-	0.60	14,792	0.60
0.05	15,900,000	-	0.05	15,900,000	0.05
Total	16,694,648	-	$0.07	16,694,648	$0.07

During 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) using the Modified Prospective Method. During the three months ended January 31, 2007, the Company did not recognize any compensation expense

NOTE O - NET OPERATING LOSS CARRY FORWARD

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At October 31, 2006 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by approximately $312,500 and $1,587,700 for the year ended October 31, 2006 and 2005, respectively, assuming a tax rate of 40%.

United States Corporation Income Taxes
Year of Loss	Amount	Expiration Date
October 31, 2006	$781,183	October 31, 2026
October 31, 2005	3,969,331	October 31, 2025
October 31, 2004	898,697	October 31, 2024
October 31, 2003	53,638	October 31, 2023
December 31, 2002	80,395	December 31, 2022
December 31, 2001	91,564	December 31, 2021
December 31, 2000	88,027	December 31, 2020
December 31, 1999	18,936	December 31, 2019
	$5,981,771

The expiration dates for U.S. net operating losses (NOL) may be extendable under Section 381 of the U.S. Internal Revenue Code.

Canadian Income Taxes (Stated in CAD)
Year of Loss	Amount	Expiration Date
October 31, 2006	$280,849	October 31, 2013
October 31, 2005	481,617	October 31, 2012
October 31, 2004	45,462	October 31, 2011
October 31, 2003	5,322	October 31, 2010
October 31, 2002	350,910	October 31, 2009
October 31, 2001	24,879	October 31, 2008
	$1,189,039

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

The Company receives reimbursement of research and development activities from Revenue Canada beyond the tax credits described above. As of January 31, 2007, the Company has recognized $42,702 as a receivable for those research and development activities.

NOTE P - RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company, provides consulting services to the Company in exchange for monthly compensation of $2,500 and related expenses. During the three months ended January 31, 2007, Mr. Pitcher received $8,150.

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

NOTE R - SUBSEQUENT EVENTS

During February 2007, the Company issued 1,724,000 shares of common stock in exchange for $70,925 of debenture principle and interest.

During February 2007, the Company issued 623,682 shares of common stock to its directors for services. The shares are valued at $49,895 based on the fair market value of $.08.

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

Overview

Results of Operations

THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

Revenue

Net Revenue for the three months ended January 31, 2007 and 2006 was $761,635 and $662,141, respectively. Compared to the same period last year, the three month favorable variance of $99,494, or 15.0% was mainly due to an increase in the number of rooms under support.

Gross Profit

Gross profit for the three months ended January 31, 2007 and 2006 was $370,992 and $207,316 respectively. The three month year-over-year increase in gross profit of $163,676 or 79.0% was mainly due to the growth in room support activities, which increased 47.5% compared to the same period last year. The increase in gross profit along with efficient and streamlined operating activities resulted in the margin to increase by 55.6% to 48.7% compared to 31.3% for the same period last year.

Selling, General and Administrative

Selling, General and Administrative expenses for the three months ended January 31, 2007 and 2006 were $304,578 or 40.0% and $618,645 or 93.4% respectively. The three month year-over-year favorable variance of $314,067 or 50.8% was mainly due to savings realized as a result of restructuring, lower professional fees and a stronger US dollar compared to the Canadian dollar.

Research and Development

Research and development expenses for the three months ended January 31, 2007 and 2006 were $37,684 or 4.9% and $63,850 or 9.6% respectively. The three month year-over-year favorable variance of $26,166 or 41.0% was mainly due to lower R&D equipment purchases and lower head count.

Income from Operations

As a result, Income from Operations for the three months ended January 31, 2007 was $12,416 or 1.6%, compared to a loss of ($495,213) or (74.8%), respectively.

Other Income and Expenses

Interest expense for the three months ended January 31, 2007 and 2006 was $82,637 and $56,807. The three month year-over-year increase reflects the increase in interest rate and principal on the convertible debentures.

Interest income for the three months ended January 31, 2007 and 2006 was $8,578 and $0. The three month year-over-year increase is as a result of interest earned on the investing of the Company’s cash balance

During the three month period ended January 31, 2007 and 2006, amortization expense related to the beneficial conversion feature, deferred financing costs and warrant discount amounted to <$98> and $218,139. The conversion feature, deferred financing costs and warrant discounts have been fully amortized as at October 31, 2006.

Total other income and expenses for the three months ended January 31, 2007 and 2006 was ($73,887) and ($295,283), respectively.

Net Loss

The Net loss for the three months ended January 31, 2007 was $61,471 or (8.1%) compared to a loss of $790,496 or (119.4%) for the same period last year.

Financial Condition

From inception to January 31, 2007, we incurred an accumulated deficit of $8,101,575, and we expect to incur additional losses into the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the operating subsidiary.

We have financed our operations since inception primarily through equity and debt financing. During the three months ended January 31, 2007, we had a net decrease in cash of $116,236. Total cash resources as of January 31, 2007 was $803,684 compared with $919,920 at October 31, 2006.

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

The Company's Liquidity Plan

Recent operating results give rise to concerns about our ability to generate cash flow from operations sufficient to sustain ongoing viability. Net loss for the three months ended January 31, 2007 was $61,471, while cash used for operations was $71,695.

During the three months ended January 31, 2007, the Company financed operations solely with cash generated through sales and the collection of its accounts receivable.

During the three months ended January 31, 2007, of our convertible debentures, the Company exchanged $202,512 of principle and interest in exchange for 3,122,359 shares of common stock and $70,925 of common stock payable, which resulted in the issuance of 1,724,000 shares of common stock in February 2007.

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

Sandro Natale, one of our founders and our current CEO, is intimately involved in our business and has day-to-day relationships with critical customers. Mr. Natale is also critical to our product development.

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

The ability to compete depends on a number of factors outside of our control, including:

•
the prices at which others offer competitive systems, including aggressive price competition and discounting on individual contracts, which may become increasingly prevalent due to worsening economic conditions; services offered by competitors.

•	the ability of competitors to undertake more extensive marketing campaigns;

•	the ability of competitors to undertake more extensive marketing campaigns;

•	the extent, if any, to which competitors develop proprietary offerings that improve their ability to compete;

•	the ability of our customers to supply the solutions themselves; and

•	the extent of competitors' responsiveness to customer needs.

We may not be able to compete effectively on these or other factors. If we are unable to compete effectively, market position, and therefore revenue and profitability, would decline.

International business exposes our company to various foreign requirements, which could interfere with business or operations and could result in increased expenses and declining profitability.

International operations create special risks, including:

•	statutory requirements, which may impair our ability to expatriate foreign profits to help fund domestic operations;

•	greater difficulties in managing and supplying turnkey installation at foreign locations;

•	cultural differences that adversely affect utilization;

•	unexpected changes in trading policies, legal and regulatory requirements, tariffs and other foreign taxes;

•	greater difficulties in enforcing agreements with clients and collecting accounts receivable;

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

Some of the information in this 10QSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "intend" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations of our financial condition; and

•	state other "forward-looking" information.

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

As of January 31, 2007, we had exercisable stock options outstanding to purchase 16,694,648 shares of common stock, warrants to purchase 3,065,996 shares of common stock, and convertible debentures convertible in accordance with a formula based on the 45 day trailing average price of our common stock. To the extent such options or warrants are exercised and convertible notes are converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of February 15, 2007, a total of 14,611,847 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company’s Acting President and Chief Financial Officer (who is the principal accounting officer). Both evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and noted no weakness.

(b)        Changes in internal controls

In accordance with Item 308 (c) of Regulation S-B, there were no changes in the Company’s internal control reporting in connection with the Company’s evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-QSB.

Part II
ITEM 4. Exhibits and Reports On Form 8-K

(A) Reports on Form 8-K

Form 8-K was filed on November 13, 2006 announcing the October 30, 2006 Board approval of an amendment to the 2004 Incentive Stock Option Plan that increased the number of reserved shares to 30,000,000.

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

Date February 23, 2007	Superclick, Inc.

/s/ Sandro Natale
Name: Sandro Natale Title: President & CEO