Form 10QSB
period 2007-04-30
SUPERCLICK INC
filed 2007-06-14
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended April 30, 2007.

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of May 29, 2007 was 41,407,901.

2

Item 1 - Financial Statements

SUPERCLICK, INC.
Consolidated Balance Sheet (Unaudited)
April 30, 2007
April 30,
2007
ASSETS
CURRENT ASSETS
Cash	$650,553
Accounts receivable, net (Notes A&B)	932,378
Sales Tax refund receivable	40,477
Inventory, net (Note C)	142,627
Prepaid expenses	42,369
TOTAL CURRENT ASSETS	1,808,404
Fixed assets, net (Note D)	222,786

TOTAL ASSETS	$2,031,190

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note E)	$765,656
Deferred revenue (Note F)	1,012,752
Loans current portion	11,390
Notes payable (Note G)	371,000
Convertible debentures, net (Note H)	2,210,000
Debenture warrants (Note H)	2,221
TOTAL CURRENT LIABILITIES	4,373,019

Loans noncurrent portion	22,784
TOTAL LIABILITIES	4,395,803

COMMITMENTS (Note I)

STOCKHOLDERS' EQUITY (Note J)
Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 41,282,903 at April 30, 2007	24,717
Additional paid-in capital	5,573,634
Accumulated deficit	(8,047,574)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	99,750
Treasury Stock	(15,140)
TOTAL STOCKHOLDERS' EQUITY	(2,364,613)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,031,190

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended April 30, 2007 and 2006
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Revenue
Net Sales	$667,717	$561,822	$905,502	$868,745
Services	569,932	345,987	1,093,782	701,205
Net revenue	1,237,649	907,809	1,999,284	1,569,950
Cost of goods sold	549,095	476,487	939,738	931,312
Gross profit	688,554	431,322	1,059,546	638,638

Costs and Expenses
Selling, general & administrative	435,703	492,846	740,281	1,111,490
Research & development	35,515	47,554	73,199	111,404
Depreciation & amortization	15,313	18,861	31,627	38,895
Total costs and expenses	486,531	559,261	845,107	1,261,789

Income (loss) from operations	202,023	(127,939)	214,439	(623,151)

Other Income and (Expense)
Interest income	6,251	-	14,829
Interest expense	(78,642)	(61,101)	(161,009)	(117,908)
Penalty interest on convertible debentures
Loss on the sale of fixed assets				(20,337)
Amortization of beneficial conversion feature
of convertible debentures		(97,632)		(195,264)
Amortization of deferred financing costs		(53,750)		(107,500)
Amortization of warrant discount		(171,232)		(328,254)
Derivative gain (loss)	(1,931)	30,945	(2,029)	121,210
Total other income and (expense)	(74,322)	(352,770)	(148,209)	(648,053)
NET INCOME (LOSS) BEFORE CUMMULATIVE EFFECT ADJUSTMENT	127,701	(480,709)	66,230	(1,271,204)
Cummulative effect adjustment	(73,700)	-	(73,700)	-
NET INCOME (LOSS)	54,001	(480,709)	(7,470)	(1,271,204)

Net income (loss) per common share:
Basic	$0.001	$(0.017)	$(0.000)	$(0.044)
Basic and diluted	$0.001		$(0.000)
Weighted average common shares outstanding:
Basic	40,951,201	28,667,070	39,172,987	28,599,468
Basic and diluted	89,161,753	na	88,470,681	na

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	na	1,460,481	na	1,460,481
Warrants	na	4,032,661	na	4,032,661
Convertible debentures	na	7,640,785	na	7,645,176

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity (Unaudited)
For the Years Ended October 31, 2006, 2005 and the Six Months Ended April 30, 2007
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during the Developmental Stage	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders' Equity
BALANCES October 31, 2005	$-	$-	$28,479,570	$17,035	$4,646,360	$(5,640,500)	$66,278	$(15,140)	$(925,967)

Shares issued during the period:
Shares issued for services			1,355,355	813	76,687				77,500
Shares issued for interest payable			4,618,993	2,772	173,648				176,420
Shares issued for retirement of
convertible debentures			1,158,838	695	49,305				50,000
Stock options granted					368,629				368,629
Foreign currency translation adjustment							21,905		21,905
Net (loss)						(2,399,604)			(2,399,604)
Balances October 31, 2006	-	-	35,612,756	$21,315	$5,314,629	$(8,040,104)	$88,183	$(15,140)	$(2,631,117)

Shares issued during the period:
Shares issued for services			623,682	374	49,520				49,894
Shares issued for interest payable			2,094,503	1,257	86,255				87,512
Shares issued for retirement of
convertible debentures			2,751,856	1,651	113,349				115,000
Stock options exercised			200,000	120	9,880				10,000
Foreign currency translation adjustment							11,567		11,567
Net profit						(7,470)			(7,470)
Balances April 30, 2007	-	-	41,282,797	$24,717	$5,573,633	$(8,047,574)	$99,750	$(15,140)	$(2,364,613)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the Three and Six Months Ended April 30, 2007 and 2006

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006

Net earnings (loss)	$54,001	$(480,709)	$(7,470)	$(1,271,204)

Other comprehensive income (loss)
Derivative gain/(loss)	(1,931)	30,945	(2,029)	121,210
Foreign currency translation adjustment	30,726	2,938	11,567	14,106

Net comprehensive income (loss)	$82,796	$(446,826)	$2,068	$(1,135,888)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three and Six Months Ended April 30, 2007 and 2006
	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$54,001	$(480,709)	$(7,470)	$(1,271,204)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	15,313	18,861	31,627	38,895
Loss on the sale of fixed assets	-	-		20,337
Compensation expense on fair market value of options issued	-	36,076	-	36,076
Compensation expense on intrinsic value of options issued	-	-	-	35,094
Stock issued for services	49,894	22,500	49,894	45,000
Amortization of beneficial conversion feature	-	97,632	-	195,264
Amortization of warrant discount	-	171,232	-	328,254
Derivative gain on warrants issued with debentures	1,931	(30,945)	2,029	(121,210)
Stock issued for accrued interest	-	-	87,512	-
Stock options exercised	10,000	-	10,000	-
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current assets:
Accounts receivable	(571,734)	(190,288)	(433,686)	(73,963)
Other receivables	27,932	61,594	18,706	141,432
Prepaid expenses	(23,065)	1,939	(25,506)	6,843
Inventory	(58,382)	28,566	(48,571)	3,662
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	74,611	25,576	(52,469)	17,195
Accrued Payroll	11,067	(22,035)	(7,292)	27,201
Accrued other	-	46,513	-	60,105
Deferred revenue	314,820	54,862	209,919	174,244
CASH USED FOR OPERATING ACTIVITIES	(93,612)	(158,626)	(165,307)	(336,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(548)	(6,099)	(1,097)	(11,800)
CASH USED FOR INVESTING ACTIVITIES	(548)	(6,099)	(1,097)	(11,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debenture	(100,000)	-	(100,000)	-
Repayment of loans	(2,222)	(2,236)	(5,001)	(4,442)
CASH USED FOR FINANCING ACTIVITIES	(102,222)	(2,236)	(105,001)	(4,442)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	43,251	(5,369)	2,038	(7,456)
NET (DECREASE) IN CASH	(153,131)	(172,330)	(269,367)	(360,473)
CASH, beginning of period	803,684	309,295	919,920	497,438
CASH, end of period	$650,553	$136,965	$650,553	$136,965

Interest paid	$4,225	$-	$5,828	$-
Taxes paid	$32,632	$-	$32,632	$-
Other non-cash investing and financing activities:
Shares issued for services	$49,894	$-	$49,894	$22,500
Shares issued for accrued interest	$-	$-	$87,512	$-
Shares issued for debt	$-	$-	$115,000	$-

SEE NOTES TO FINANCIAL STATEMENTS

Superclick, Inc.
Notes To The Financial Statements (Unaudited)
For The Three and Six Months Ended April 30, 2007 and 2006

Note A - Organization And Summary Of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Superclick, Inc. as of April 30, 2007 and for the three and six month periods ended April 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB for the year ended October 31, 2006. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Advertising

The Company expenses all advertising as incurred. For the three months ended April 30, 2007 and 2006, the Company incurred approximately $0 and $26,041, respectively in marketing and advertising expense. For the six months ended April 30, 2007 and 2006, the Company incurred approximately $7,063 and $28,864, respectively in advertising expense.

Earnings per common share

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company is currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. For the three months ended April 30, 2007, one customer accounted for 32% of accounts receivable.

For the three months ended April 30, 2006, two customers individually accounted for 31% (16% and 15%) of accounts receivable.

During the three months ended April 30, 2007, the Company’s three largest customers accounted for 46% (17%, 16% and 13%) of sales. During the six months ended April 30, 2007, the company’s three largest customers accounted for 35% (14%, 11% and 10%) of sales.

During the three months ended April 30, 2006, the Company’s largest customer accounted for 17% of sales. During the six months ended April 30, 2006, the company’s three largest customers accounted for 44% (23%, 11% and 10%) of sales.

For the three months ended April 31, 2007 and 2006, approximately 34% and 26% of the Company's net sales were made to customers outside the United States. For the six months ended April 30, 2007, 30% of the Company's net sales were made to customers outside the United States.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at April 30, 2007, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE B - ACCOUNTS RECEIVABLE

The accounts receivable balance of $932,378 as of April 30, 2007 is reported net of an allowance for doubtful accounts of $78,922.

NOTE C - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at April 30, 2007.

Computer equipment	$151,663
Allowance for obsolete inventory	(9,036)
$142,627

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2007:

Computer hardware	$177,656
Furniture & fixtures	133,539
Computer software	91,385
Leasehold improvements	31,736
Fabrication mold and dye	20,557
454,873
Accumulated depreciation	(232,087)
Fixed assets, net	$222,786

Depreciation expense for the three months ended April 30, 2007 and 2006 was $15,313 and $18,861, respectively. Depreciation expense for the six months ended April 30, 2007 and 2006 was $31,627 and $38,895, respectively.

NOTE E - ACCOUNTS PAYABLE

Accounts payable and accrued expenses at April 30, 2007 consisted of $572,041 in trade payables, $10,391 related to professional fees, $91,157 of accrued interest and $92,066 of accrued payroll.

NOTE F - DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed. As of April 30, 2007, the deferred revenue balance of $1,012,752 consisted of $877,945 related to support and maintenance (described below) and $134,807 related to customer deposits for future hardware installations.

Deferred revenue related to support and maintenance is recorded in a manner consistent with the Company’s revenue recognition policy. The Company generally enters into one-year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance. The Company defers such payment and recognizes revenue ratably over the contract period.

Included in the deferred revenue balance are sums received as a result of the Master License Agreement signed with Hospitality Services Plus SA (“Swisscom”) filed in the 8K dated January 16, 2007. Revenue from the agreement will commence to be recognized during the 3rd quarter ending July 31, 2007 over the term of the contract which is 36 months.

NOTE G - NOTES PAYABLE TO FORMER SHAREHOLDERS OF HOTEL NET, LLC

As filed on September 6, 2005, the Company closed its definitive agreement to purchase 100% of the membership interest of Hotel Net LLC. Pursuant to the terms of the definitive agreement, the Company issued face amount $350,000 of notes payable.

The notes matured on January 1, 2006. The notes were canceled and replaced with new notes that accrued interest at the rate of nine percent (9%) per annum and matured January 1, 2007. $21,000 of accrued interest on the former notes was added to the principle of the new notes. Therefore, the new balance for notes payable at April 30, 2007 is $371,000. For the three months ended April 30, 2007 and 2006, the Company recognized $8,142 and $7,681, respectively of interest expense on these notes, which is reflected in interest payable. For the six months ended April 30, 2007 and 2006, the Company recognized $16,559 and $10,270, respectively of interest expense on these notes, which is reflected in interest payable.

NOTE H - CONVERTIBLE DEBENTURE

In August 2005, the Company completed a private placement of convertible debentures generating gross proceeds of $2.25 million and the issuance of warrants to purchase 965,997 shares of the Company’s common stock. The convertible debenture matured in August 2006 and now bears interest of 12% payable quarterly at the option of the Company in cash or stock. The debentures and warrants are convertible into the Company's common stock at a conversion price equal to 80% of the average closing bid price of the Company's common stock for the 45 trading days preceding a conversion date.

The issuance costs related to the convertible debentures of approximately $215,000 in cash were capitalized and amortized as other expense over the life of the debt. For the three months ended April 30, 2007 and 2006, the Company recognized expense of $0 and $53,750, respectively. For the six months ended April 30, 2007 and 2006, the Company recognized expense of $0 and $107,500, respectively.

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants had a value of $193 at October 31, 2006. On April 30, 2007, the value of the warrants was reassessed using the Black-Scholes option-pricing model using the following assumptions: expected term 3.26 years, exercise price $0.30, spot price $0.10, volatility 33.25%, risk free rate 4.63%, and zero dividend yield. The warrants have a value of $2,221 at April 30, 2007. For the three months ended April 30, 2007 and 2006, the Company recognized a derivative loss of $1,931 and gain of $30,945, respectively. For the six months ended April 30, 2007 and 2006, the Company recognized a derivative loss of $2,029 and gain of $121,210, respectively.

The initial warrant discount of $658,973 to the debenture was amortized over the term of the debenture. During the three months ended April 30, 2007, and 2006, the Company recognized $0 and $171,232, respectively, in non-cash interest expense related to the warrant discount. During the six months ended April 30, 2007, and 2006, the Company recognized $0 and $328,254, respectively, in non-cash interest expense related to the warrant discount.

The Company determined that the $1.75 million debenture was issued with a $390,529 beneficial conversion feature (“BCF”) on the date of issuance. The BCF was be amortized to interest expense over the life of the debenture during fiscal year 2006. For the three months ended April 30, 2007 and 2006 the Company recognized $0 and $97,632 in non-cash interest expense attributable to the amortization of the BCF. For the six months ended April 30, 2007 and 2006 the Company recognized $0 and $195,264 in non-cash interest expense attributable to the amortization of the BCF.

During the three and six months ended April 30, 2007, the Company retired $100,000 and $215,000, respectively of debenture principle. Of the $215,000, $115,000 was exchanged for the issuance of 2,751,856 shares of common stock (See Note J), and $100,000 was paid in cash.

During the three months ended April 30, 2007 and 2006, the Company incurred $66,275 and $51,396 in interest expense. During the six months ended April 30, 2007 and 2006, the Company incurred $138,622 and $101,755 in interest expense related to the convertible debentures.

During the six months ended April 30, 2007, the Company issued 2,094,503 in exchange for $87,512 of accrued interest. As of April 30, 2007, there is $66,275 of interest due on the convertible debentures.

NOTE I - COMMITMENTS

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company has also entered into non-cancelable operating leases for office equipment and computers at monthly payments of $634.

Future lease payments under these operating leases are as follows:

Year Ended October 31,
2007	28,296
2008	56,592
2009	56,592
2010	-
$141,480

During the three months ended April 30, 2007 and 2006, the Company incurred $15,340 and $16,093, respectively in rent expense. During the six months ended April 30, 2007 and 2006, the Company incurred $30,714 and $39,383, respectively in rent expense.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE J - PREFERRED AND COMMON STOCK

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance. No shares have been issued as of April 30, 2007.

Private Placement and Warrant Activity

During the year ended October 31, 2006, the Company issued 4,618,993 shares of common stock in exchange for $176,420 of interest payable and 1,158,838 shares of common stock in exchange for $50,000 of principle related to the convertible debentures.

During the six months ended April 30, 2007, the Company issued 2,094,503 shares of common stock in exchange for $87,512 of interest payable and 2,751,856 shares of common stock in exchange for $115,000 of principle related to the convertible debentures.

Stock issued for Services

During the year ended October 31, 2006, the Company issued 1,355,355 shares to the members of the Board of Directors for services rendered. Total value of the issuances was $77,500. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

During the six months ended April 30, 2007, the Company issued 623,682 shares to the members of the Board of Directors for services rendered. Total value of the issuances was $49,894. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

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

During the six months ended April 30, 2007, 200,000 options were exercised resulting in $10,000 to the company and the issuance of 200,000 shares of common stock. Also, during the six months ended April 30, 2007, the Company canceled 39,167 options due to previous employee terminations. No other option activity occurred.

NOTE K - WARRANTS

At April 30, 2007 the Company had 1,100,000 "A" Warrants and 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date

A	100,000	$0.60	5/7/07
A	200,000	$0.60	5/10/07
A	100,000	$0.60	5/12/07
A	100,000	$0.60	5/17/07
A	100,000	$0.60	5/24/07
A	11,000	$0.60	5/24/07
A	100,000	$0.60	6/2/07
A	100,000	$0.60	6/16/07
A	89,000	$0.60	6/17/07
A	200,000	$0.60	3/30/08
Subtotal	1,100,000

Debenture	735,370	>or=to $0.30	7/31/2010
Debenture	230,627	>or=to $0.30	8/17/2010
Subtotal	965,997
Total	2,065,997

During the year ended October 31, 2006, no warrants were issued or exercised and 966,665 “B” Warrants expired.

During the six months ended April 30, 2007, 999,999 “A” Warrants expired.

NOTE L - STOCK INCENTIVE PLAN

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

The total number of shares of Stock set aside for Awards may be granted under the Plan is 2,000,000 shares. The Company may issue each of the following under this Plan: Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award The Plan was effective April 9, 2004 (the "Effective Date. No Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award shall be granted pursuant to the Plan ten years after the Effective Date.

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

During the six months ended April 30, 2007, 39,167 options were canceled due to previous employee terminations and 200,000 options were exercised bringing the total stock options outstanding to 16,492,981. No other option activity occurred.

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

The Stock Incentive Plan has a duration of ten years commencing on January 1, 2004. Awardees are defined as director to whom an award is made. An eligible director is any person who on the date of grant is a member of the Board of Directors of the Company and is not an employee of the Company or of any Subsidiary. Stock Options are non-qualified right-to-buy Options for the purchase of Common Stock of the Company. The term of each Option shall be ten years from the Date of Grant. The Option Price shall be the Fair Market Value of Superclick, Inc. Common Stock on the date the Option is granted. Under no circumstances shall any Option vest in less than one year from the date of grant. Shares purchased upon exercise of an Option must be paid for in full at the time of exercise either in cash or with currently owned shares. Neither the Committee on Directors and Governance nor the Board of Directors may re-price any Option that is less than the option exercise price. Restricted Stock is Common Stock of the Company restricted as to sale in such fashion as the Committee on Directors and Governance shall determine. Prior to the lifting of the restrictions, the Awardee will be entitled to receive dividends from and to vote the shares of Restricted Stock.

The following table summarizes the Company's stock option activity for the six months ended April 30, 2007:

	2007
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	16,732,148	$0.05
Granted	-	-
Forfeited	(39,167)	0.54
Exercised	(200,000)	0.05
Outstanding at end of quarter	16,492,981	$0.07

Options exerciseable at quarter end	16,492,981

The following table summarizes information about the Company's stock options outstanding at April 30, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At April 30,	Contractural	Exercise	Number	Exercise
Prices	2007	Life (years)	Price	Outstanding	Price

$ 0.50	642,356	-	$0.50	642,356	$0.50
0.65	137,500	-	0.65	137,500	0.65
0.60	13,125	-	0.60	13,125	0.60
0.05	15,700,000	-	0.05	15,700,000	0.05
Total	16,492,981	-	$0.07	16,492,981	$0.07

During 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) using the Modified Prospective Method. During the three and six months ended April 30, 2007, the Company did not recognize any compensation expense

NOTE M - NET OPERATING LOSS CARRY FORWARD

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

NOTE N - RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company, provides consulting services to the Company in exchange for monthly compensation of $5,000 and related expenses. During the three and six months ended April 30, 2007, Mr. Pitcher received $27,882 and $36,032.

NOTE O - CUMMULATIVE EFFECT ADJUSTMENT

During the quarter ended April 30, 2007, we detected an error in the credit rate used to determine the 2004 and 2005 Provincial Research and Development Tax Credit refund.  The error was a result of the use of the 100% Canadian owned rate versus that of a foreign owned rate, which are higher and thus the amount of the eligible refund was overstated.  We have received assessments from Revenue Quebec for the errors and have accrued and reflected them in these financial statements.  The effect of these assessments of $32,632 USD for 2004 and $41,068 USD for 2005 were not material individually or in aggregate for those periods.  The effect of this adjustment results in the reduction of beginning net assets at November 1, 2004 by $32,632 and by $41,068 at November 1, 2005.

NOTE P - GOING CONCERN AND MANAGEMENT’S PLANS

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

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

Overview

Results of Operations

THREE AND SIX MONTHS ENDED APRIL 30, 2007 AND 2006

Revenue

Net Revenue for the three months ended April 30, 2007 and 2006 was $1,237,649 and $907,809, respectively. Along with improving installation revenue by 18.8%, the Company was able to firm up more support contracts and improve sales of other services by 64.7% producing a favorable net revenue variance of $329,840K or 36.3%.

Net Revenue for the six months ended April 30, 2007 and 2006 was $1,999,284 and $1,569,950, respectively. Compared to the same period last year, the six month favorable variance of $429,334 or 27.3% was primarily due to increases realized in services revenue where the year over year favorable variance was 56.0%.

Gross Profit

Gross profit for the three months ended April 30, 2007 and 2006 was $688,554, or 55.6% and $431,322, or 47.5%, respectively. Gross profit improved by $257,232 or 59.6% and the margin increased 8.1% compared to the same period last year.

Gross profit for the six months ended April 30, 2007 and 2006 was $1,059,546, or 53.0% and $638,638, or 40.7%, respectively. Gross profit improved by $420,908 or 65.9% and the margin increased by 12.3% compared to the same period last year. The improvement in gross profit for both the quarter and year-to-date was mainly due to the efficient and streamlined running of the services department. Along with firming up support contracts, the Services department continues to manage its resources effectively, thus producing favorable gross profit and margin variances.

Selling, General and Administrative

Selling, General and Administrative (SG&A) expenses for the three months ended April 30, 2007 and 2006 were $435,703 or 35.2% and $492,846 or 54.3%, respectively. The $57,143 or 11.6% favorable variance was due to the completion of the restructuring plan initiated in 2006. The business is therefore being operated more efficiently which has translated to savings in SG&A expenses. For the quarter ended April 30, 2007, favorable variances of $34K were realized in communications and travel expenses and $20.6K was recovered from bad debts.

For the six months ended April 30, 2007 and 2006 SG&A was $740,281 or 37.0% and $1,111,490 or 70.8%, respectively. The $371,209 or 33.4% favorable variance was due to the implementation of a restructuring plan that addressed overall SG&A costs primarily resulting in lower professional fees, travel and salary expenses.

Research and Development

Research and development expenses for the three months ended April 30, 2007 and 2006 were $35,515 or 2.9% and $47,554 or 5.2%, respectively.

Research and development expenses for the six months ended April 30, 2007 and 2006 were $73,199 or 3.7% and $111,404 or 7.1%, respectively. The favorable variances for both the quarter and year to date were primarily due to lower equipment purchases and salaries incurred.

Income from Operations

As a result, Income from Operations for the three months ended April 30, 2007 was $202,023 or 16.3% compared to a loss of $127,939 or -14.1% for the three months ended April 30, 2006.

Income from Operations for the six months ended April 30, 2007 was $214,439 or 10.7% compared to a loss of $623,151 or -39.7% for the six months ended April 30, 2006.

Other Income and Expenses

Interest expense for the three months ended April 30, 2007 and 2006 was $78,642 and $61,101, respectively. Interest expense for the six months ended April 30, 2007 and 2006 was $161,009 and $117,908, respectively. The three and six month year-over-year increase in interest expense reflects the increase in interest rate and principal on the convertible debentures in 2007 compared to 2006.

During the three month period ended April 30, 2007 and 2006, other expenses related to the convertible debenture, including the beneficial conversion feature, deferred financing costs, warrant discount and derivative gain or loss amounted to ($1,931) and ($291,669), respectively.

During the six month period ended April 30, 2007 and 2006, other expense related to the convertible debenture, including the beneficial conversion feature, deferred financing costs, warrant discount and derivative gain or loss amounted to ($2,029) and ($509,808), respectively. The beneficial conversion feature, deferred financing costs and warrant discount has been fully amortized as at October 31, 2006.

Total other income and expenses for the three months ended April 30, 2007 and 2006 was ($74,322) and ($352,770), respectively. Compared to the same period last year, the three month favorable variance of $278,448, or 78.9% was primarily due to the completion of amortization related to the convertible debenture in fiscal year 2006.

Total other income and expenses for the six months ended April 30, 2007 and 2006 was ($148,209) and ($648,053), respectively. Compared to the same period last year, the six month favorable variance of $499,844, or 77.1% was primarily due to the completion of amortization related to the convertible debenture in fiscal year 2006.

Net Income (Loss) Before Cumulative Effect Adjustment

Net income before cumulative effect adjustment for the three months ended April 30, 2007 was $127,701 compared to a loss of $480,709 last year for the same period.

For the six months ended April 30, 2007 the net loss was $7,470 and compared to a loss of $1,271,204 or for the same period last year.

Cumulative Effect Adjustment

The cumulative effect adjustment for the three months and six months ended April 30, 2007 and April 30, 2006 was $73,700 and $0, respectively. During the quarter ended April 30, 2007, we detected an error in the credit rate used to determine the 2004 and 2005 Provincial Research and Development (R&D) Tax Credit refund.  The error was a result of the use of the 100% Canadian owned rate versus that of a foreign owned rate, which are higher and thus the amount of the eligible refund was overstated.  The correct rate for the 2006 R&D claim was used and we therefore do not expect any further adjustments.

Net Income (Loss)

Net income after cumulative effect adjustment for the three months ended April 30, 2007 was $54,001 compared to a net loss of $534,710 for the three months ended April 20, 2006.

For the six months ended April 30, 2007 after cumulative effect adjustment, net loss was $7,470 compared to a net loss of $1,263,734 for the six months ended April 30, 2006.

Financial Condition

From inception to April 30, 2007, we incurred an accumulated deficit of $8,047,574. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the operating subsidiary.

We have financed our operations since inception primarily through equity and debt financing. During the three and six months ended April 30, 2007, we had a net decrease in cash of $153,131 and $269,367, respectively. Total cash resources as of April 30, 2007 was $650,553 compared with $919,920 at October 31, 2006.

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

The Company's Liquidity Plan

Recent operating results give rise to concerns about our ability to generate cash flow from operations sufficient to sustain ongoing viability. Net income (loss) for the three and six months ended April 30, 2007 was $54,001 and ($7,470), respectively, while cash used for operations was $93,612 and $165,307, respectively.

During the three and six months ended April 30, 2007, the Company financed operations solely with cash generated through sales and the collection of its accounts receivable.

During the six months ended April 30, 2007, of our convertible debentures, the Company repaid $302,512 of principle and interest in exchange for $100,000 of cash and 4,846,359 shares of common stock.

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

PART II

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 6, 2007 the following actions were voted on and approved by the majority of the shareholders of record of Superclick at the close of business on February 21, 2007: (a) Sandro Natale was re-elected to the Company’s Board of Directors by 12,538,363 votes in favor, or 38.55% of the total outstanding shares, and 98.48% of the total shares voted, and (b) Bedinger & Company was ratified as the Company’s independent certified public accountant for the fiscal year ending October 31, 2007 by 12,692,978 votes in favor, or 38.86% of the total outstanding shares and 99.25% of the total shares voted.

Also at the Annual General Meeting, Jean Perrotti, Chief Financial Officer and Sandro Natale, President and Chief Executive Officer gave a presentation (Filed as Exhibit 99.1 and 99.2 to the Company’s current report on Form 8-K filed on April 13, 2007, and incorporated herein by reference).

ITEM 6 - EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Description	By Reference from Document
10.1	Swisscom License Agreement (filed as Exhibit 10.1 to the Company’s current Form 8-K filed on February 16, 2007 and incorporated herein by reference.

20.1	Superclick quarterly update via conference call on March 12, 2007 (Filed as Exhibit 99.1 to the Company’s current report on Form 8-K filed on March 16, 2007 and incorporated herein by referernce)

20.2
The Company released its annual shareholder letter from the CEO on March 30, 2007 (Filed as Exhibit 99.1 to the Company’s current report on Form 8-K filed on April 3, 2007, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*  Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 7, 2007	Superclick, Inc.
/s/ Sandro Natale
Name: Sandro Natale
Title: President & CEO