Form 10QSB
period 2007-07-31
SUPERCLICK INC
filed 2007-08-30
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended July 31, 2007.

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of July 31, 2007 was 41,500,790.

TABLE OF CONTENTS

Page

Part I

Item 1. Financial Statements

Consolidated Balance Sheet as of July 31, 2007 (Unaudited)	1

Consolidated Statements of Operations for the three and nine
Months ended July 31, 2007 and 2006 (Unaudited)	2

Consolidated Statements of Stockholders Equity for the year
Ended October 31, 2006 and the nine months ended
July 31, 2007 (unaudited)	3

Consolidated Statements of Comprehensive Income (Loss)
for the three and nine months ended July 31, 2007
and 2006 (Unaudited)	4

Consolidated Statements of Cash Flows for the three
and nine months ended July 31, 2007 and 2006 (Unaudited)	5

Notes to the Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis	22

Item 3. Controls and Procedures	29

Part II - Other Information

Item 6. Exhibits	29

Signatures	30

2

Item 1 - Financial Statements

SUPERCLICK, INC.
Consolidated Balance Sheet (Unaudited)
July 31, 2007
July 31,
2007
ASSETS
CURRENT ASSETS
Cash	$919,183
Accounts receivable, net (Notes A&B)	868,407
Sales Tax refund receivable	38,169
Inventory, net (Note C)	240,735
Prepaid expenses	47,926
TOTAL CURRENT ASSETS	2,114,420
Fixed assets, net (Note D)	227,986
TOTAL ASSETS	$2,342,406

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note E)	$812,157
Deferred revenue (Note F)	1,392,073
Loans current portion	11,024
Notes payable (Note G)	332,600
Convertible debentures, net (Note H)	1,911,648
Debenture warrants (Note H)	44,671
TOTAL CURRENT LIABILITIES	4,504,173

Loans noncurrent portion	22,051
TOTAL LIABILITIES	4,526,224

COMMITMENTS (Note I)

STOCKHOLDERS' EQUITY (Note J)

Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 41,662,795 at July 31, 2007	24,945

Additional paid-in capital	5,612,155
Accumulated deficit	(7,922,923)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	117,145
Treasury Stock	(15,140)
TOTAL STOCKHOLDERS' EQUITY	(2,183,818)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,342,406

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended July 31, 2007 and 2006
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Revenue
Net Sales	$820,380	$410,683	$1,725,882	$1,279,428
Services	579,966	499,218	1,673,748	1,200,423
Net revenue	1,400,346	909,901	3,399,630	2,479,851
Cost of goods sold	666,547	428,728	1,606,285	1,360,040
Gross profit	733,799	481,173	1,793,345	1,119,811

Costs and Expenses
Selling, general & administrative	461,915	508,658	1,202,196	1,620,149
Research & development	43,822	32,676	117,021	144,080
Depreciation & amortization	16,510	17,531	48,137	56,426
Total costs and expenses	522,247	558,865	1,367,354	1,820,655

Income (loss) from operations	211,552	(77,692)	425,991	(700,844)

Other Income and (Expense)
Interest income	6,233	-	21,062	-
Interest expense	(75,853)	(61,444)	(236,862)	(179,352)
Loss on the sale of fixed assets	-	-	-	(20,337)
Amortization of beneficial conversion feature of convertible debentures	-	(97,632)	-	(292,896)
Amortization of deferred financing costs	-	(53,750)	-	(161,250)
Amortization of warrant discount	-	(186,729)	-	(514,983)
Gain on forgiveness of debt	21,719	-	21,719	-
Derivative gain (loss)	(42,450)	26,251	(44,479)	147,461
Total other income and (expense)	(90,351)	(373,304)	(238,560)	(1,021,357)
NET INCOME (LOSS) BEFORE CUMULATIVE ADJUSTMENT	121,201	(450,996)	187,431	(1,722,201)
Cumulative effect adjustment	3,450	-	(70,250)	-
NET INCOME (LOSS)	124,651	(450,996)	117,181	(1,722,201)

Net income (loss) per common share:
Basic	$0.003	$(0.015)	$0.003	$(0.060)
Basic and diluted	$0.002	na	$0.002	na
Weighted average common shares outstanding:
Basic	41,500,790	29,538,414	39,990,922	28,913,839
Basic and diluted	71,182,210	na	71,861,872	na

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	na	1,273,606	na	1,273,606
Warrants	na	4,032,661	na	4,032,661
Convertible debentures	na	7,614,452	na	7,538,151

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity (Unaudited)
For the Year Ended October 31, 2006 and the Nine Months Ended July 31, 2007

						Deficit
						Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	during the	Other		Total
	Number of		Number of		Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2006	-	-	35,612,756	$21,315	$5,314,629	$(8,040,104)	$88,183	$(15,140)	$(2,631,117)

Shares issued during the period:
Shares issued for services			823,680	494	79,150				79,644
Shares issued for interest payable			2,094,503	1,257	86,255				87,512
Shares issued for retirement of convertible debentures			2,751,856	1,651	113,349				115,000
Stock options exercised			380,000	228	18,772				19,000
Foreign currency translation adjustment							28,962		28,962
Net <loss> profit						117,181			117,181
Balances July 31, 2007	-	-	41,662,795	$24,945	$5,612,155	$(7,922,923)	$117,145	$(15,140)	(2,183,818)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the Three and Nine Months Ended July 31, 2007 and 2006

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006

Net earnings (loss)	$124,651	$(450,996)	$117,181	$(1,722,201)

Other comprehensive income (loss)
Derivative gain/(loss)	(42,450)	26,251	(44,479)	147,461
Foreign currency translation adjustment	17,395	(3,641)	28,962	10,465

Net comprehensive income (loss)	$99,596	$(428,386)	$101,664	$(1,564,275)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three and Nine Months Ended July 31, 2007 and 2006

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$124,651	$(450,996)	$117,181	$(1,722,201)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	16,510	17,531	48,137	56,426
Loss on the sale of fixed assets				20,337
Compensation expense on fair market
value of options issued		25,223		61,299
Compensation expense on intrinsic
value of options issued				35,094
Stock issued for services	29,750		79,644	45,000
Amortization of beneficial conversion feature		97,632		292,896
Amortization of warrant discount		186,729		514,983
Derivative gain on warrants issued with debentures	42,450	(26,251)	44,479	(147,461)
Stock issued for accrued interest		50,358	87,512	50,358
Stock options exercised	9,000		19,000
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current assets:
Accounts receivable	99,844	219,746	(333,842)	144,983
Other receivables	3,849	177,680	22,555	319,912
Prepaid expenses	(3,909)	10,363	(29,415)	17,206
Inventory	(92,204)	(12,859)	(140,775)	(9,197)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(34,429)	(267,531)	(86,898)	(250,336)
Accrued Payroll	62,363	35,380	55,071	62,581
Accrued other	-	(73,680)	-	(13,575)
Deferred revenue	338,824	121,311	548,743	295,556
CASH (USED) PROVIDED BY OPERATING ACTIVITIES	596,699	110,636	431,392	(226,139)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(13,154)	(2,806)	(14,251)	(14,606)
CASH USED FOR INVESTING ACTIVITIES	(13,154)	(2,806)	(14,251)	(14,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debenture	(298,352)		(398,352)
Repayment of loans	(40,803)	(2,303)	(45,804)	(6,745)
CASH USED FOR FINANCING ACTIVITIES	(339,155)	(2,303)	(444,156)	(6,745)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	24,240	(2,064)	26,278	(9,520)
NET INCREASE (DECREASE) IN CASH	268,630	103,463	(737)	(257,010)
CASH, beginning of period	650,553	136,965	919,920	497,438
CASH, end of period	$919,183	$240,428	$919,183	$240,428

Interest paid	$76,908	$-	$82,736	$-
Taxes paid	$(3,450)	$-	$70,250	$-
Other non-cash investing and financing activities:
Shares issued for services	$29,750	$-	$96,644	$45,000
Shares issued for accrued interest	$-	$50,358	$87,512	$50,358
Shares issued for debt	$-	$-	$115,000	$-

SEE NOTES TO FINANCIAL STATEMENTS

Superclick, Inc.
Notes To The Financial Statements (Unaudited)
For The Three and Nine Months Ended July 31, 2007 and 2006

Note A - Organization And Summary Of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Superclick, Inc. as of July 31, 2007 and for the three and nine month periods ended July 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB for the year ended October 31, 2006. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Concurrent with the reverse merger of Superclick, Inc. with Superclick Networks, Inc, the Company retroactively affected a 6 for 1 common stock split and retroactively assigned $0.0006 par value to common stock where no value had been previously stated. All share and per share amounts shown in these financial statements reflect the stock split for all periods presented.

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

Advertising

The Company expenses all advertising as incurred. For the three months ended July 31, 2007 and 2006, the Company incurred approximately $53,393 and $20,462, respectively in marketing and advertising expense. For the nine months ended July 31, 2007 and 2006, the Company incurred approximately $106,316 and $49,326, respectively in advertising expense.

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

Impact of accounting standards

In February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement:

a) Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. As of July 31, 2007, one customer accounted for 39% of accounts receivable. As of July 31, 2006, no single customer accounted for more than 10% of accounts receivable.

During the three months ended July 31, 2007, the Company’s ----two largest customers accounted for 39% (29% and 10%) of sales. During the nine months ended July 31, 2007, the company’s two largest customers accounted for 31% (19% and 12%) of sales.

During the three months ended July 31, 2006, the Company’s largest customer accounted for 25% of sales. During the nine months ended July 31, 2006, the company’s largest customer accounted for 15% of sales.

For the three months ended July 31, 2007 and 2006, approximately 25% and 27% of the Company's net sales were made to customers outside the United States. For the nine months ended July 31, 2007 and 2006, 30% and 27% of the Company's net sales were made to customers outside the United States.

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

NOTE B - ACCOUNTS RECEIVABLE

The accounts receivable balance of $868,407 as of July 31, 2007 is reported net of an allowance for doubtful accounts of $68,736.

NOTE C - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at July 31, 2007.

Computer equipment	$250,119
Allowance for obsolete inventory	(9,384)
$240,735

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2007:

Computer hardware	$190,484
Furniture & fixtures	145,898
Computer software	94,901
Leasehold improvements	32,957
Fabrication mold and dye	21,347
485,587
Accumulated depreciation	(257,601)
Fixed assets, net	$227,986

Depreciation expense for the three months ended July 31, 2007 and 2006 was $16,510 and $17,531, respectively. Depreciation expense for the nine months ended July 31, 2007 and 2006 was $48,137 and $56,426, respectively.

NOTE E - ACCOUNTS PAYABLE

Accounts payable and accrued expenses at July 31, 2007 consisted of $620,456 in trade payables, $13,537 related to professional fees, $19,910 of accrued interest and $158,254 of accrued payroll.

NOTE F - DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed. As of July 31, 2007, the deferred revenue balance of $1,392,073 consisted of $569,337 related to support and maintenance and $822,736 related to customer deposits for future hardware installations and to the sale of a master license agreement which will be amortized over its term commencing August 2007.

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

NOTE G - NOTES PAYABLE TO FORMER SHAREHOLDERS OF HOTEL NET, LLC

As filed on September 6, 2005, the Company closed its definitive agreement to purchase 100% of the membership interest of Hotel Net LLC. Pursuant to the terms of the definitive agreement, the Company issued face amount $350,000 in five separate $70,000 notes payable.

The notes matured on January 1, 2006. The notes were canceled and replaced with new notes that accrued interest at the rate of nine percent (9%) per annum and matured January 1, 2007. $21,000 of accrued interest on the former notes was added to the principle of the new notes.

On July 31, 2007, two of the notes were canceled and replaced with new notes with face amount of $70,000. The new notes do not accrue interest and are payable quarterly through October 31, 2009. The Company realized a gain of $10,860 on each note, or $21,719 from the reduction of principle and interest.

During the three months ended July 31, 2007 and 2006, the Company recognized $8,347 and $7,940, respectively of interest expense on these notes, which is reflected in interest payable. For the nine months ended July 31, 2007 and 2006, the Company recognized $24,974 and $18,209, respectively of interest expense on these notes, which is reflected in interest payable.

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

The issuance costs related to the convertible debentures of approximately $215,000 in cash were capitalized and amortized as other expense over the life of the debt. For the three months ended July 31, 2007 and 2006, the Company recognized expense of $0 and $53,750, respectively. For the nine months ended July 31, 2007 and 2006, the Company recognized expense of $0 and $161,250, respectively.

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants had a value of $193 at October 31, 2006. On July 31, 2007, the value of the warrants was reassessed using the Black-Scholes option-pricing model using the following assumptions: expected term 3.0 years, exercise price $0.30, spot price $0.24, volatility 32.61%, risk free rate 4.73%, and zero dividend yield. The warrants have a value of $44,671 at July 31, 2007. For the three months ended July 31, 2007 and 2006, the Company recognized a derivative loss of $42,250 and gain of $26,251, respectively. For the nine months ended July 31, 2007 and 2006, the Company recognized a derivative loss of $44,479 and gain of $147,461, respectively.

The initial warrant discount of $658,973 to the debenture was amortized over the term of the debenture. During the three months ended July 31, 2007, and 2006, the Company recognized $0 and $186,729, respectively, in non-cash interest expense related to the warrant discount. During the nine months ended July 31, 2007, and 2006, the Company recognized $0 and $514,983, respectively, in non-cash interest expense related to the warrant discount.

The Company determined that the $1.75 million debenture was issued with a $390,529 beneficial conversion feature (“BCF”) on the date of issuance. The BCF was be amortized to interest expense over the life of the debenture during fiscal year 2006. For the three months ended July 31, 2007 and 2006 the Company recognized $0 and $97,632 in non-cash interest expense attributable to the amortization of the BCF. For the nine months ended July 31, 2007 and 2006 the Company recognized $0 and $292,896 in non-cash interest expense attributable to the amortization of the BCF.

Debenture Interest

During the three months ended July 31, 2007 and 2006, the Company incurred $62,217 and $50,390 in interest expense. During the nine months ended July 31, 2007 and 2006, the Company incurred $200,840 and $152,145 in interest expense related to the convertible debentures.

During the nine months ended July 31, 2007, the Company repaid $216,004 by issuing 2,094,503 in exchange for $87,512 of accrued interest and cash of $128,492. As of July 31, 2007, there is $0 of interest due on the convertible debentures.

Debenture Principle

During the three and nine months ended July 31, 2007, the Company retired $298,381 and $513,381, respectively of debenture principle. Of the $513,381, $115,000 was exchanged for the issuance of 2,751,856 shares of common stock (See Note J), and $398,381 was paid in cash.

NOTE I - COMMITMENTS

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $4,082 per month. The Company has also entered into non-cancelable operating leases for office equipment and computers at monthly payments of $634.

Future lease payments under these operating leases are as follows:

Year Ended October 31,
2007	14,148
2008	56,592
2009	56,592
2010	-
$127,332

During the three months ended July 31, 2007 and 2006, the Company incurred $16,594 and $16,125, respectively in rent expense. During the nine months ended July 31, 2007 and 2006, the Company incurred $47,245 and $50,366, respectively in rent expense.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE J - PREFERRED AND COMMON STOCK

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance. No shares have been issued as of July 31, 2007.

Stock Issued for Debt Repayment

During the year ended October 31, 2006, the Company issued 4,618,993 shares of common stock in exchange for $176,420 of interest payable and 1,158,838 shares of common stock in exchange for $50,000 of principle related to the convertible debentures.

During the nine months ended July 31, 2007, the Company issued 2,094,503 shares of common stock in exchange for $87,512 of interest payable and 2,751,856 shares of common stock in exchange for $115,000 of principle related to the convertible debentures.

Stock Issued for Services

During the year ended October 31, 2006, the Company issued 1,355,355 shares to the members of the Board of Directors for services rendered. Total value of the issuances was $77,500. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

During the nine months ended July 31, 2007, the Company issued 823,680 shares for services with 748,680 to directors for services rendered valued at $62,394 and 75,000 shares to outside advisors valued at $17,250. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

Stock Options

On October 30, 2006 the Board of Directors increased the employee stock option pool established by the employee stock option plan to 30,000,000 from 3,500,000 (See Note L).

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

During the nine months ended July 31, 2007, 380,000 options were exercised resulting in $19,000 to the company and the issuance of 380,000 shares of common stock. Also, during the nine months ended July 31, 2007, the Company canceled 43,334 options due to previous employee terminations. No other option activity occurred.

NOTE K - WARRANTS

At July 31, 2007 the Company had 200,000 "A" Warrants and 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date

A	200,000	$0.60	3/30/08
Subtotal	200,000

Debenture	735,370	>or=to $0.30	7/31/2010
Debenture	230,627	>or=to $0.30	8/17/2010
Subtotal	965,997
Total	1,165,997

During the year ended October 31, 2006, no warrants were issued or exercised and 966,665 “B” Warrants expired.

During the nine months ended July 31, 2007, 1,899,999 “A” Warrants expired.

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

During the nine months ended July 31, 2007, 43,334 options were canceled due to previous employee terminations and 380,000 options were exercised bringing the total stock options outstanding to 16,308,814. No other option activity occurred.

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

The following table summarizes the Company's stock option activity for the nine months ended July 31, 2007:

	2007
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	16,732,148	$0.05
Granted	-	-
Forfeited	(43,334)	0.54
Exercised	(380,000)	0.05
Outstanding at end of quarter	16,308,814	$0.07

Options exerciseable at quarter end	16,308,814

The following table summarizes information about the Company's stock options outstanding at July 31, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At July 31,	Contractural	Exercise	Number	Exercise
Prices	2007	Life (years)	Price	Outstanding	Price

$ 0.50	639,856	-	$0.50	639,856	$0.50
0.65	137,500	-	0.65	137,500	0.65
0.60	11,458	-	0.60	11,458	0.60
0.05	15,520,000	-	0.05	15,520,000	0.05
Total	16,308,814	-	$0.07	16,308,814	$0.07

During 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) using the Modified Prospective Method. During the three and nine months ended July 31, 2007, the Company did not recognize any compensation expense

NOTE M - NET OPERATING LOSS CARRY FORWARD

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

NOTE N - RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company, provides consulting services to the Company in exchange for monthly compensation of $5,000 and related expenses. During the three and nine months ended July 31, 2007, Mr. Pitcher received $25,240 and $61,272, respectively.

NOTE O - CUMMULATIVE EFFECT ADJUSTMENT

During the quarter ended April 30, 2007, we detected an error in the tax credit rate used to determine the 2004 and 2005 Provincial Research and Development Tax Credit refund.  The error was a result of the use of the 100% Canadian owned rate versus that of a foreign owned rate, which are higher and thus the amount of the eligible refund was overstated.  We have received assessments from Revenue Quebec for the errors and reflected them in these financial statements.  The effect of these assessments of $32,632 USD for 2004 and $41,068 USD for 2005 were not material individually or in aggregate for those periods.  The effect of this adjustment results in the reduction of beginning net assets at November 1, 2004 by $32,632 and by $41,068 at November 1, 2005.

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

Overview

Results of Operations

THREE AND NINE MONTHS ENDED JULY 31, 2007 AND 2006

Revenue

Net Revenue for the three months ended July 31, 2007 and 2006 was $1,400,346 and $909,901, respectively. The year-over-year increase in net revenue of $490,445, or 53.9% was mainly due to a 99.8% favorable variance in installation revenue. Revenue generated from installation work was $410,683 more than the previous year for the same period.

Net Revenue for the nine months ended July 31, 2007 and 2006 was $3,399,630 and $2,479,851, respectively. The year-over-year increase in net revenue of $919,779, or 37.1% was due to increased activities in both support and installation. The year-over-year increase in installation work and support was approximately 34.9% and 39.4% respectively.

Gross Profit

Gross profit for the three months ended July 31, 2007 and 2006 was $733,799 or 52.4% and $481,173 or 52.9% of net revenue, respectively. Gross profit improved $252,626 or 52.5% mainly due to the favorable sales variance.

Gross profit for the nine months ended July 31, 2007 and 2006 was $1,793,345 or 52.8% and $1,119,811 or 45.2% of net revenue, respectively. Gross profit improved by $673,534, or 60.1% and the margin increased by 7.6% compared to the same period last year. The improvement in gross profit for both the quarter and year-to-date was mainly due to the efficient and streamlined running of the services department. Along with the favorable installation sales variance and the firming up support contracts, both the gross profit and margin variances were favorable.

Selling, General and Administrative

Selling, General and Administrative (SG&A) expenses for the three months ended July 31, 2007 and 2006 were $461,915 or 33.0% of net revenue and $508,658 or 55.9% of net revenue, respectively. The favorable variance was $46,743 or 9.2%.

For the nine months ended July 31, 2007 and 2006 SG&A was $1,202,196 or 35.4% of net revenue and $1,620,149 or 65.3% of net revenue, respectively. The year-over-year variance was favorable at $417,953 or 25.8%.

For both the quarter and year-to-date, the favorable variances were the result of the implementation of a restructuring plan in 2006 that addressed overall SG&A costs. The plan has been successful and as a result, the business is operating more efficiently and material savings in SG&A have been realized.

Research and Development

Research and development expenses for the three months ended July 31, 2007 and 2006 were $43,822 or 3.1% and $32,676 or 3.6% of net revenue, respectively. The unfavorable variance of $11,146 was mainly due to booking of an R&D tax credit in Q3 2006, which reduced the overall R&D expenses for that quarter.

Research and development expenses for the nine months ended July 31, 2007 and 2006 were $117,021 or 3.4% and $144,080 5.8% of net revenue, respectively. The favorable variance was primarily due to lower equipment purchases and salaries.

Income from Operations

As a result of the above, Income from Operations for the three months ended July 31, 2007 was $211,552 or 15.1% to a loss of $77,692, or -8.5% of net revenue for the three months ended July 31, 2006.

Income from Operations for the nine months ended July 31, 2007 was $425,991 or 12.5% compared to a loss of $700,844 or -28.3% of net revenue for the nine months ended July 31, 2006.

Other Income and Expenses

Net interest expense, including interest revenue, for the three months ended July 31, 2007 and 2006 was $69,620 and $61,144, respectively. Net interest expense, including interest revenue, for the nine months ended July 31, 2007 and 2006 was $215,800 and $179,352, respectively. The three and nine month year-over-year increase in interest expense reflects the increase in interest rate and principal on the convertible debentures in 2007 compared to 2006.

During the three month period ended July 31, 2007 and 2006, other expenses related to the convertible debenture, including the beneficial conversion feature, deferred financing costs, warrant discount and derivative gain or loss amounted to $42,450 and $311,860, respectively.

During the three month period ended July 31, 2007 and 2006, the gain on forgiveness of debt was $21,719 and $0, respectively. The gain was the result of renegotiating two of the notes realizing a gain of $10,860 on each note, or $21,719 from the reduction of principle and interest.

During the nine month period ended July 31, 2007 and 2006, other expense related to the convertible debenture, including the beneficial conversion feature, deferred financing costs, warrant discount and derivative gain or loss amounted to $44,479 and ($821,668), respectively. The beneficial conversion feature, deferred financing costs and warrant discount has been fully amortized as at October 31, 2006.

During the nine month period ended July 31, 2007 and 2006, the gain on forgiveness of debt was $21,719 and $0, respectively. The gain was the result of renegotiating two of the notes realizing a gain of $10,860 on each note, or $21,719 from the reduction of principle and interest.

Total other income and (expenses) for the three months ended July 31, 2007 and 2006 was ($90,351) and ($373,304), respectively. Compared to the same period last year, the three month favorable variance of $282,953 or 75.8% was primarily due to the completion of amortization related to the convertible debenture in fiscal year 2006.

Total other income and (expenses) for the nine months ended July 31, 2007 and 2006 was ($238,560) and ($1,021,357), respectively. Compared to the same period last year, the nine month favorable variance of $782,797 or 76.6% was primarily due to the completion of amortization related to the convertible debenture in fiscal year 2006.

Net Income (Loss) Before Cumulative Effect Adjustment

Net income before cumulative effect adjustment for the three months ended July 31, 2007 was $121,201 compared to a loss of $450,996 last year for the same period.

For the nine months ended July 31, 2007 the net income before cumulative effect adjustment was $187,431 compared to a loss of $1,722,201 for the same period last year.

Cumulative Effect Adjustment

The cumulative effect adjustment for the three months ended July 31, 2007 and 2006 was $3,450 and $0, respectively. The cumulative effect adjustment for the nine months ended July 31, 2007 and 2006 was $70,250 and $0, respectively. During the second ended April 30, 2007, we detected an error in the credit rate used to determine the 2004 and 2005 Provincial Research and Development (R&D) Tax Credit refund.  The error was a result of the use of the 100% Canadian owned rate versus that of a foreign owned rate, which is higher and thus the amount of the eligible refund was overstated.  The correct rate for the 2006 R&D claim was used and we therefore do not expect any further adjustments

Net Income (Loss)

As a result, net income for the three months ended July 31, 2007 was $124,651 or 8.9% of net revenue compared to a loss of $450,996 or -32.2% of net revenue last year for the same period.

For the nine months ended July 31, 2007 net income was $117,181 or 8.4% of net revenue compared to a loss of $1,722,201, or -123.0% for the same period last year.

Financial Condition

From inception to July 31, 2007, we incurred an accumulated deficit of $7,922,923. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the operating subsidiary.

We have financed our operations since inception primarily through equity and debt financing. During the three months ended July 31, 2007, we had a net increase in cash of $268,630 compared to a net decrease in cash of $737 for the nine months ended July 31, 2007. Total cash resources as of July 31, 2007 was $919,183 compared with $919,920 at October 31, 2006.

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

The Company's Liquidity Plan

Historical operating results give rise to concerns about our ability to generate cash flow from operations sufficient to sustain ongoing viability. However, the Company’s operating results have improved in the current year compared to the prior year. During the current fiscal year net income for the three and nine months ended July 31, 2007 was $124,651 and $117,181, respectively, while cash provided by operations was $596,699 and $431,392, respectively.

During the three and nine months ended July 31, 2007, the Company financed operations solely with cash generated through sales and the collection of its accounts receivable.

During the nine months ended July 31, 2007, of our convertible debentures, the Company repaid $729,385 of principle and interest in exchange for $526,873 of cash and 4,846,359 shares of common stock.

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

PART II

ITEM 6 - EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Description
10.1	Amendment to the 2004 Incentive Stock Option Plan as filed on Form 8-K with the Securities and Exchange Commission on November 13, 2007 and incorporated herein by reference.
10.2	Swisscom License Agreement (filed as Exhibit 10.1 to the Company’s current Form 8-K on February 16, 2007 and incorporated herein by reference)
20.1	Superclick quarterly update via conference call on March 12, 2007 (filed as Exhibit 99.1 to the Company’s current report on Form 8-K filed on March 16, 2007 and incorporated herein by reference)
20.2
The Company released its annual shareholder letter from the CEO on March 30, 2007 (filed as Exhibit 99.1 to the Company’s current report on Form 8-K filed on April 3, 2007 and incorporated herein by rerfererence.)

20.3	Annual Shareholder Meeting Presentation (filed as Exhibit 99.1 to the Company’s current Form 8-K on April 13, 2007 and incorporated herein by reference.)
20.4	Superclick quarterly update via conference call on June 19, 2007 (filed as Exhibit 99.1 to the Company’s current report on Form 8-K on June 20, 2007 and incorporated herein by reference.)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)and 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2007	Superclick, Inc.
/s/ Sandro Natale
Name: Sandro Natale
Title: President and CEO