Form 10KSB/A
period 2006-10-31
SUPERCLICK INC
filed 2007-12-27
CIK 1104891

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the year ended October 31, 2006 were $3,946,311.

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

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):   YES ☐   NO  ☒

EXPLANATORY NOTE

This Amendment on Form 10-KSB/A to Superclick, Inc. (the "Company" or the "Registrant") Annual Report on Form 10-KSB for the year ended October 31, 2006 (the "Original Filing") which was filed with the Securities and Exchange Commission on January 30, 2007, is being filed to amend the Original Filing as follows:

☒  Item 5. Market for Common Equity and Related Stockholder Matters. Update to reflect restated financial statements for Stock Options footnote revisions.

☒  Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Update results of Company’s operations to reflect restated financial statements.

☒  Item 7. Financial Statements. To restate the financials for the year ended October 31, 2006 and 2005 to 1) reclassify $2,575,100 of extraordinary loss-write-off of goodwill from acquisition in the Statement of Operations for the year ended October 31, 2005 to Costs and Expenses pursuant to SFAS 142, paragraph 43; 2) eliminate the derivative gain/(loss) in the Consolidated Statement of Comprehensive Income for fiscal year 2006 and 2005; 3) reclassify the $225,000 penalty interest on convertible debenture from cash flows from financing activities to cash flows from operating activities; 4) revise Footnote N - STOCK INCENTIVE PLAN to include all the information required by SFAS 123r, paragraphs 64 and 84; 5) Increase additional paid in capital for $127,600 of repayment of Hotel Net LLC (fiscal year 2005 acquisition) shareholders and increase the goodwill impairment loss, and 6) Increase accumulated deficit and accounts payable by $73,700 in the Consolidated Balance Sheet related to a cumulative effect adjustment for fiscal years 2005 ($41,068) and 2004 ($32,632) for Canadian Provincial Research and Development Tax Credits.

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

PART I

ITEM 1.DESCRIPTION OF BUSINESS

SUMMARY OF CORPORATE HISTORY

Superclick, Inc. (“Superclick” or the “Company”) (formerly Grand Prix Sports, Inc.) was founded on June 3, 1999 as a holding company with the primary objective of acquisitions.

Pursuant to a share purchase (the “Share Purchase Agreement”) agreement dated October 7, 2003, Superclick, Inc. completed an acquisition of Superclick Networks, Inc. The acquisition was accounted for as a recapitalization effected by a reverse merger, wherein Superclick Networks, Inc. is considered the acquirer for accounting and financial reporting purposes. The pre-merger assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. The accumulated deficit of Superclick Networks, Inc. has been brought forward, and common stock and additional paid-in-capital of the combined company have been retroactively restated to give effect to the exchange rates as set forth in the merger agreement.

Superclick Networks, Inc. (“SNI”) was organized on August 24, 2000, in Montreal, Quebec, Canada. SNI is a software development company in the business of providing and installing broadband high speed Internet connection equipment in hotels on a worldwide basis, and 24x7 customer support at it’s owned and operated Montreal-based call center.

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

BUSINESS

Superclick provides IP-based data management solutions via its SIMS (“Superclick Internet Management System”) supported by a 24x7 customer support center to the hospitality market. SIMS™ is Linux-based software, typically referred to as Visitor-Based Networking (VBN) software, which manages the provisioning and administration of Internet access over private and local area networks (“LANS”).

We market and install SIMS™ as part of a turnkey hardware and software deployment for our customers and also provide guest service support through our 24x7 helpdesk. SIMS™ is typically deployed with hardware which provides High Speed Internet Access (HSIA) via Ethernet, DSL, WiFi or in combination. Our SIMS™ platform has been successfully deployed in approximately 520 hotels throughout the United States, Canada, Europe and the Caribbean.

Our customers include the Fairmont Hotels & Resorts, Commonwealth Hospitality Group, InterContinental Hotels Group, Candlewood Suites, Staybridge Suites, Comfort Inn, Crowne Plaza, Doubletree, Fairfield Inn, Four Points by Sheraton, Hampton Inn & Suites, Hilton, Holiday Inn, Hampton Inn, JW Marriott, Novotel, Quality Suites, Radisson, Residence Inn, Sheraton, Travelodge, Westin and Wyndham.

Business Model

Our current business model is to provide our customers with a turnkey installation of a SIMS™-based HSIA system. Customers purchase the hardware, software and installation services outright, retaining control of how the service is marketed to guests, and other users as well as any associated revenue charged. This component of our business model provides us with one-time revenue.

We also provide customers with 24/7 guest support services through toll-free access to our Montreal-based helpdesk. We generally charge customers a flat fee on a per-room, per-year basis for access to the helpdesk by guests and users. As customers are added to our client-list, customer support revenue grows which represents a second source of recurring revenue.

In addition, we continue to develop a suite of “IP (Internet Protocol) services” with revenue generating applications that allow customers in select markets with the ability to leverage their Internet infrastructure to increase revenues and increase their potential return on investment. We are able to create revenue sharing arrangements with hotels based on these applications, creating yet another potential revenue stream to its business model.

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

ITEM 2: DESCRIPTION OF PROPERTY

Our research and development activities and administrative offices are primarily located in Montreal, Quebec, Canada. Superclick, Inc. does not own any real property. The following information presents certain information about our leased properties:

	Approximate	Date Current
Location	Square Feet	Expires	Monthly Rent

10222 Boul. St-Michel Suite 300 Montreal, Quebec H1H 5H1 Canada	6,750 sq. ft.	Sept. 30, 2009	US$4,082

11995 El Camino Real Suite 301 San Diego, CA 92130	N/A - Executive Svc.	Month-to-Month	US$60.00

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

These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Low	High
2005
First Quarter	$.75	$.93
Second Quarter	$.75	$1.10
Third Quarter	$.60	$1.02
Fourth Quarter	$.19	$.79

2006
First Quarter	$.07	$.22
Second Quarter	$.08	$.15
Third Quarter	$.03	$.09
Fourth Quarter	$.04	$.07

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

Equity Compensation Plans

The 2004 Incentive Stock Option Plan

On April 8, 2004, the Board of Directors of the Company adopted the 2004 Incentive Stock Option Plan (the “2004 Plan”). The 2004 Plan is a plan for key employees (including officers and employee directors) and consultants of our company and affiliates and is intended to advance the best interests of our company, its affiliates, and its stockholders by providing those persons who have substantial responsibility for the management and growth of our company and its affiliates with additional incentives and an opportunity to obtain or increase their proprietary interest in our company, thereby encouraging them to continue in the employ of our company or any of its affiliates.

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

During the year ended October 31, 2006, the Board of Directors authorized an increase in the shares allotted under the Plan to 30,000,000 shares. Also, during fiscal year 2006, 111,667 options were canceled due to employee terminations, 376,250 options were exchanged for new options, 15,523,750 shares were granted and no options were exercised. The balance of options outstanding at the end of the year was 16,732,148. The Company granted 15,900,000 fully vested options to employees on October 30, 2006 and valued the options utilizing the Black Scholes Option Pricing Model with the following inputs: Risk-free interest rate 4.67%, Volatility 37% (here we used the standard deviation of closing share prices from November 1, 2002 through October 30, 2006, or 4 years), duration of 4 years, strike price of $.05 and spot price of $.05, which yielded a per share fair market value of $.0179. Of the 15,900,000 grants, 376,250 represent new shares issued in place of previously granted shares which were deeply out-of-the-money and cancelled in conjunction with the new grants. The Company recognized $285,078 of compensation expense related to the 15,900,000 grants and $83,551 for previously granted options bringing the total recognized option related compensation expense for the fiscal year ended October 31, 2006 to $368,629. The Company has recorded compensation expense of $767,017 through October 31, 2006.

The total intrinsic value of options exercised during the years ended October 31, 2006 and 2005 was $0 and $45,306. As of October 31, 2006, there were no unvested options.

The following table summarizes the Company's stock option activity for the year ended October 31, 2006:

	2006
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of period	1,460,481	$0.52
Granted	15,900,000	0.05
Forfeited	(628,333)	0.52
Exercised	—	—
Outstanding at end of year	16,732,148	$0.07

Options exerciseable at year end	16,732,148

2004 Superclick, Inc. Non-Employee Director's Stock Incentive Plan

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

Warrants

At October 31, 2006 we had 2,099,999 "A" Warrants and 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date
A	55,555	$0.60	4/14/07
A	100,000	$0.60	4/19/07
A	444,444	$0.60	4/19/07
A	100,000	$0.60	4/23/07
A	200,000	$0.60	4/29/07
A	100,000	$0.60	4/29/07
A	100,000	$0.60	5/7/07
A	200,000	$0.60	5/10/07
A	100,000	$0.60	5/12/07
A	100,000	$0.60	5/17/07
A	100,000	$0.60	5/24/07
A	11,000	$0.60	5/24/07
A	100,000	$0.60	6/2/07
A	100,000	$0.60	6/16/07
A	89,000	$0.60	6/17/07
A	200,000	$0.60	3/30/08
Subtotal	2,099,999

Debenture	735,370	>or=to $0.30	7/31/2010
Debenture	230,627	>or=to $0.30	8/17/2010
Subtotal	965,997
Total	3,065,996

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

Here are some of the significant milestones achieved during FY 2006:

•	February 2, 2006 Fairmont Hotels & Resorts selects Superclick to further enhance its technology support for guests by outsourcing their 25,800 rooms to our help desk.

•	May, 2006, the first five star full service hotels was installed in Mexico. The Nikko Mexico hotel is located in downtown Mexico City, home to local government and international delegates.

•	June, 2006, Intercontinental Hotels selects Superclick as the HSIA and IP Management solution for the Intercontinental Boston Hotel project.

•	June, 2006, the first generation beta of MDS was launched in 60 hotels. This beta was to collect user traffic and impression count.

•
July, 2006, we entered into master license negotiations with one of Europe’s largest telecom carriers. The tentative LOI is to license and assist in the deployment of SIMS, MDS and M@MA to a foot print of 2200 hotels.

•	July 2006, we deployed MDS to improve hotel portal exposure.

•	August 2006, Superclick & Technidata were invited to respond to a Telmex RFP. The RFP was to replace the present HSIA gateway and future hospitality HSIA offerings.

•	September 2006, we installed our HSIA solution in two major hotels situated in the Dominican Republic with Intercontinental and the Catalogna group.

•	October 2006, we completed a major installation with the prestigious NY Palace Hotel.

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

Revenue Recognition

Revenue from the sale of Internet high speed connection equipment and installation is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is considered to have occurred after the delivery and installation of the equipment to the customer.

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

Selling, General and Administrative

For the years ended October 31, 2006 and 2005, selling, general and administrative expenses were $2,418,059 and $2,605,200, respectively. The $187,141 or 7.2% favorable variance was mainly due to benefits attained due to the restructuring efforts which commenced during the first quarter of 2006. Included in the SG&A expenses were non-cash expenses of $466,466 and $360,041 respectively.

Research and Development

For the years ended October 31, 2006 and 2005, research and development expense was $282,915 and $151,822, respectively. The $131,093 year-over-year increase was mainly due to expenses incurred to develop new product offerings.

Write-off of Goodwill From Acquisition

During the year ended October 31, 2005, the Company wrote-off $2,575,100, or the entire balance of goodwill associated with the acquisition of Hotel Net, LLC based on an impairment analysis.

Loss from operations

As a result, the loss from operations for the years ended October 31, 2006 and 2005 was $1,112,439 or 28.2% and $4,574,782 or 142.7%, respectively, a $3,462,343 or 75.7% improvement. Excluding non-cash SG&A expenses and the write-off of goodwill for the years ended October 31, 2006 and 2005 of $466,466 and $2,935,141 respectively, the loss from operations was $645,973 for the year ended October 31, 2006 compared to a loss of $1,639,641 the previous year.

Other Income and Expense

Interest expense for the years ended October 31, 2006 and 2005 was $266,378 and $48,513, respectively. The expense represents interest due to the holders of the convertible debentures and notes payable to the former shareholders of Hotel Net LLC, as well as to Chicago Venture Partners, and Superclick Co-Investment Fund. The year-over-year increase is due to the expense for the full year of debenture interest whereas the previous year’s amount represents interest from the inception of the debt.

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

Net Loss

The net loss for the years ended October 31, 2006 and 2005 was $2,399,604 and $4,452,893 respectively. The favorable variance was entirely due to the 2005 extraordinary loss of $2,575,100 for the write down of our investment and goodwill in Hotel Net, LLC.

FINANCIAL CONDITION

From inception to October 31, 2006, we incurred an accumulated deficit of $8,241,404, and we expect to incur additional losses for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued operating losses.

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

The Company's Liquidity Plan

Recent operating results give rise to concerns about our ability to generate cash flow from operations sufficient to sustain ongoing viability. Net loss for the year ended October 31, 2006 was $2,399,604, while cash provided from operations was $431,673.

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

Contractual Obligations

Capital lease obligations:  Capital lease obligations relate to a copy machine used in our Montréal office.

Operating lease obligations:  Operating lease obligations consist of office rental commitment for our offices in Montréal, Québec, Canada. On October 1, 2004 we began a lease for office space in Montréal. The lease extends through September 30, 2009 at a rate of $4,082 per month.

We have also entered into non-cancelable operating leases for office equipment, computers. At October 31, 2006, our contractual obligations under these leases and other commitments were as follows:

Year Ended October 31,
2007	55,011
2008	52,937
2009	48,525
2010	n/a
$156,473

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

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer (who is the principal accounting officer). Both evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and noted a weakness with respect to item (c) below.

(b)	Changes in internal controls

In accordance with Item 308 (c) of Regulation S-B, there were no changes in the Company’s internal control reporting in connection with the Company’s evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-KSB/A.

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

SUMMARY COMPENSATION TABLE

Long Term Compensation
		Annual Compensation				Awards		Payouts
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Sandro Natale, CEO	2006 2005 2004	$ $ $	143,787 141,391 75,000	— — —	— — —	— — —	4,500,000 — —	— — —	— — —
John Glazik, former CEO	2006 2005 2004	$	— — 90,000	$ — — 10,000	— — —	— — —	— — 884,784	— — —	— — —
Jean Perrotti, CFO	2006 2005 2004		$103,365 — —	$32,065 — —	— — —	— — —	3,000,000 — —	— — —	— — —

Option/SAR Grants in Last Fiscal Year
Individual Grants

Name	Number of Secrities Underlying Option/SARs Granted	% of Total Options/SARs Granted To Employees in Fiscal Year	Exercise or Base Price	Expiration Date
Sandro Natale, CEO	4,500,000	24%	$0.05	October 30, 2010

Jean Perrotti, CFO	3,000,000	16%	$0.05	October 30, 2010

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

Name	Shares Beneficially Owned	Percent of Class
Sandro Natale (Canada)	7,739,430	13.97%

Jean Perrotti (Canada)	3,000,000	5.41%

Todd M. Pitcher	357,751	*

George Vesnaver (Canada)	338,288	*

Paul Gulyas (Canada)	315,188	*

Chirag Patel	848,448	1.53%

All Officers and Directors as a Group	12,599,105	22.74%

(*) means less than 1.0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Pitcher, Chairman of our company, provides consulting services to us in exchange for monthly compensation of $2,500 and related expenses. Mr. Pitcher is also President of Comprehensive Communications LLC who provides us with business services support.

ITEM 13. EXHIBITS LISTS AND REPORTS ON FORM 8-K.

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

10.15 2004 Incentive Stock Option Plan dated April 8, 2004 (Incorporated by reference filed with the Company's Form 8-K on May 7, 2002 as Exhibit 4.1)

10.16 Verizon Agreement (Incorporated by reference filed with the Company's Form 8-K on May 7, 2004).

10.17 Employment Agreement dated August 31, 2004 (Incorporated by reference filed with the Company's Form 8-K on September 2, 2004).

10.18 Locatel Agreement (Incorporated by reference filed with the Company's Form 8-K on December 12, 2004).

10.19 Completion of acquisition of Hotel Net (Incorporated by reference filed with the Company’s Form 8-K/A on October 21, 2005).

10.20 Employment Agreement dated November 11, 2005 between the registrant and Jean Perrotti (Incorporated by reference filed with the Company’s Form 8-K on November 14, 2005).

10.21 Amendment to 2004 Stock Incentive Plan dated October 30, 2006 (Incorporated by reference filed with the Company’s Form 8-K on November 13, 2006).

17.1 Resignation of Ron Fon as Director (Incorporated by reference filed with the Company's Form 8-K on August, 9, 2004).

17.2 Resignation of Jacobo Melcer as Director (Incorporated by reference filed with the Company’s Form 8-K on February 6, 2006).

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

Date: December 20, 2007	Superclick, Inc.

	By:	/s/ Sandro Natale
Sandro Natale Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Sandro Natale	Chief Executive Officer
Sandro Natale	December 20, 2007

/s/ Jean Perrotti	Chief Financial Officer and Principle Accounting Officer
Jean Perrotti	December 20, 2007

BOARD OF DIRECTORS

/s/ Todd M. Pitcher	Chairman and Secretary	December 20, 2007
Todd M. Pitcher

/s/ Sandro Natale	Director	December 20, 2007
Sandro Natale

/s/ Paul Gulyas	Director	December 20, 2007
Paul Gulyas

/s/ Chirag Patel	Director	December 20, 2007
Chirag Patel

/s/ George Vesnaver	Director	December 20, 2007
George Vesnaver

SUPERCLICK, INC.

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2006 AND 2005

Restated

CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-1-2

FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-3
Consolidated Statements of Operations and Accumulated Deficit	F-4
Consolidated Statement of Stockholders’ Equity	F-5
Consolidated Statements of Comprehensive Income (Loss)	F-6
Consolidated Statements of Cash Flows	F-7
Notes to the Financial Statements	F-8-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Superclick, Inc.

We have audited the accompanying consolidated balance sheet of Superclick, Inc. (the “Company”), as of October 31, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for the years ended October 31, 2006 and October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superclick, Inc. as of October 31, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for the years ended October 31, 2006 and October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bedinger & Company

Certified Public Accountants
Concord, California
December 13, 2006

SUPERCLICK, INC.
Consolidated Balance Sheet
October 31, 2006 (Restated)

October 31,
2006
(Restated)
ASSETS
CURRENT ASSETS
Cash	$919,920
Accounts receivable, net (Notes A&B)	470,557
R&D tax refund receivable	44,852
Sales Tax refund receivable	14,365
Inventory (Note C)	90,471
Prepaid expenses	15,463
TOTAL CURRENT ASSETS	1,555,628
Fixed assets, net (Note D)	251,067

TOTAL ASSETS	$1,806,695
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable (Note E)	$741,147
Interest payable (Note F)	23,489
Accrued payroll (Note G)	130,298
Deferred revenue (Note H)	781,547
Loans current portion	12,933
Notes payable (Note I)	371,000
Convertible debentures, net (Note J)	2,425,000
Debenture warrants (Note J)	193
TOTAL CURRENT LIABILITIES	4,485,607

Loans noncurrent portion	25,905
TOTAL LIABILITIES	4,511,512
COMMITMENTS (Note K)

STOCKHOLDERS' EQUITY (Note L)
Preferred stock, par value $.0001; 20,000,000
shares authorized; 0 issued and outstanding	-

Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 35,612,756 at October 31, 2006	21,315
Additional paid-in capital	5,442,229
Accumulated deficit	(8,241,404)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	88,183
Treasury Stock	(15,140)
TOTAL STOCKHOLDERS' EQUITY	(2,704,817)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,806,695

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations
For the Years Ended October 31, 2006 and 2005 (Restated)

	Year Ended October 31,
	2006	2005
		(Restated)
Revenue
Net Sales	$2,272,013	$2,408,072
Services	1,674,298	797,624
Net revenue	3,946,311	3,205,696
Cost of goods sold	2,282,427	2,395,515
Gross profit	1,663,884	810,181

Costs and Expenses
Selling, general & administrative	2,418,059	2,605,200
Research & development	282,915	151,822
Depreciation & amortization	75,349	52,841
Write-off of goodwill from acquisition	-	2,575,100
Total costs and expenses	2,776,323	5,384,963

(Loss) from operations	(1,112,439)	(4,574,782)

Other Income and (Expense)
Interest income	673	-
Interest expense	(266,378)	(48,513)
Penalty interest on convertible debentures	(225,000)	-
Loss on the sale of fixed assets	(20,337)	-
Amortization of beneficial conversion feature of convertible debentures	(292,896)	(97,632)
Amortization of deferred financing costs	(161,250)	(53,750)
Amortization of warrant discount	(514,983)	(143,990)
Derivative gain (loss)	193,006	465,774
Total other income and (expense)	(1,287,165)	121,889
NET LOSS	(2,399,604)	(4,452,893)

Net (loss) per common share basic and diluted	$(0.081)	$(0.168)
Weighted average common shares outstanding basic and diluted	29,755,285	26,430,822

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	1,338,121	1,147,564
Warrants	965,997	3,273,896
Convertible debentures	14,055,335	7,661,712

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity (Restated)
For the Years Ended October 31, 2006 and 2005

							Deficit
							Accumulated	Accumulated
	Preferred Stock		Common Stock			Additional	during the	Other		Total
	Number of		Number of		Subscribed/	Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2004	-	-	24,197,002	$14,518	$232,000	$1,990,268	$(1,388,907)	$17,644	$-	$865,523

Shares issued during the period:
Shares issued for cash
(range $0.18-$0.60 per share)			1,266,665	760		372,240				373,000
Shares issued for services			102,067	61		77,164				77,225
Shares issued for acquisition										-
of Hotel Net, LLC			2,750,000	1,650		1,645,850				1,647,500
Stock options exercised			51,961	31		25,949				25,980
Treasury stock received for										-
cashless option exercises			111,875						(25,981)	(25,981)
Treasury stock issued for services			25,000	15		8,394			10,841	19,250
Reduction of treasury stock										-
issued for services			(25,000)							-
Stock options granted						263,566				263,566
Subscribed stock issued					(232,000)					(232,000)
Beneficial conversion feature of
convertible debentures						390,529				390,529
Foreign Currency Translation Adjustment								48,634		48,634
Net <loss> profit							(4,452,893)			(4,452,893)
BALANCES October 31, 2005	$-	$-	$28,479,570	$17,035	$-	$4,773,960	$(5,841,800)	$66,278	$(15,140)	$(999,667)

Shares issued during the period:
Shares issued for services			1,355,355	813		76,687				77,500
Shares issued for interest payable			4,618,993	2,772		173,648				176,420
Shares issued for retirement of convertible debentures			1,158,838	695		49,305				50,000
Stock options granted						368,629				368,629
Foreign currency translation adjustment								21,905		21,905
Net <loss> profit							(2,399,604)			(2,399,604)
Balances October 31, 2006	-	-	35,612,756	$21,315	$-	$5,442,229	$(8,241,404)	$88,183	$(15,140)	$(2,704,817)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss) (Restated)
For the Years Ended October 31, 2006 and 2005

	Year ended October 31,
	2006	2005
	(Restated)	(Restated)

Net Earnings (Loss)	$(2,399,604)	$(4,452,893)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	21,905	48,634

Net Comprehensive (Loss)	$(2,377,699)	$(4,404,259)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Restated)
For the Years Ended October 31, 2006 and 2005

	Year Ended October 31,
	2006	2005
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(2,399,604)	$(4,452,893)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	75,349	52,841
Loss on the sale of fixed assets	20,337	-
Compensation expense on fair market
value of options issued	333,535	-
Compensation expense on intrinsic
value of options issued	35,094	263,566
Stock issued for services	77,500	96,475
Amortization of beneficial conversion feature	292,896	97,632
Amortization of warrant discount	514,983	143,990
Derivative gain on warrants issued with debentures	(193,006)	(465,774)
Stock issued for accrued interest	176,420	-
Impairment of goodwill	-	2,575,100
Penalty interest on convertible debenture	225,000	-
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current assets:
Accounts receivable	374,780	430,405
Other receivables	124,459	(188,532)
Prepaid expenses	185,122	(13,562)
Inventory	26,623	295,163
Other assets	40,648
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(156,336)	(349,198)
Accrued Payroll	73,020	43,399
Accrued other	(27,412)	18,692
Deferred revenue	632,265	(385,919)
CASH USED FOR OPERATING ACTIVITIES	431,673	(1,838,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(20,476)	(180,361)
CASH USED FOR INVESTING ACTIVITIES	(20,476)	(180,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	141,000
Capital investment repayment		(127,600)
Payment of related party notes payable	-	(299,810)
Increase in relatedparty notes payable	21,000
Proceeds from convertible debenture	-	2,250,000
Proceeds from loans	-	46,669
Repayment of loans	(9,040)	(722)

CASH USED FOR FINANCING ACTIVITIES	11,960	2,009,537

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(675)	31,398
NET INCREASE (DECREASE) IN CASH	422,482	21,959
CASH, beginning of period	497,438	475,479
CASH, end of period	$919,920	$497,438

Taxes paid	$-	$4,250
Interest paid	$10,693	$-
Other non-cash investing and financing activities:
Shares issued for services	$77,500	$96,475
Shares issued for accrued interest	$176,420	$-
Shares issued for debt retirement	$50,000	$-
Shares issued for acquisition	$-	$1,647,500

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

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

Revenue recognition policy

Revenue from the sale of Internet high-speed connection equipment and installation is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred after the delivery and installation of the equipment to the customer.

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

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

During the year ended October 31, 2006, the Company’s largest customer accounted for 12% of sales. During the year ended October 31, 2005, the Company’s two largest customers accounted for 55% (48% and 7%) of sales.

For the year ended October 31, 2006 and 2005, approximately 25% and 42%, respectively of the Company's net sales were made to customers outside the United States.

The Company has been dependent on third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment. For the years ended October 31, 2006 and 2005, the Company’s four and five largest suppliers accounted for 53% and 36% of product and service purchases, respectively. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms.

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

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

Computer equipment	$90,471
$90,471

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2006:

Computer hardware	$173,995
Furniture & fixtures	131,636
Computer software	90,083
Leasehold improvements	31,283
Fabrication mold and dye	20,264
447,261
Accumulated depreciation	(196,194)
Fixed assets, net	$251,067

During the year ended October 31, 2006, the Company received no proceeds on the disposal of office equipment and furniture whose historical cost was $31,446. The disposal resulted in a write-down in accumulated depreciation of $5,309, and a loss of $20,337.

Depreciation expense for the year ended October 31, 2006 and 2005 was $75,349 and $52,841, respectively.

NOTE E - ACCOUNTS PAYABLE (Restated)

Accounts payable at October 31, 2006 consisted of$73,700 of taxes payable, $644,177 in trade payables and $23,270 related to professional fees.

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

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

NOTE I - NOTES PAYABLE TO FORMER SHAREHOLDERS OF HOTEL NET, LLC (Restated)

As filed on September 6, 2005, the Company closed its definitive agreement to purchase 100% of the membership interest of Hotel Net LLC. Pursuant to the terms of the definitive agreement, the Company issued face amount $350,000 of convertible notes payable with a four month maturity, annual interest of 9% and are convertible into shares of common stock at a conversion price of $.50.

The notes matured on January 1, 2006. On July 26, 2006, the notes were canceled and replaced with new convertible notes that accrue interest at the rate of nine percent (9%) per annum, mature January 1, 2007 and are convertible into shares of common stock at a conversion price of $.03. $21,000 of accrued interest on the former notes was added to the principle of the new notes. Therefore, the new balance for notes payable at October 31, 2006 is $371,000. The Company evaluated whether the note exchange qualified for extinguishment accounting pursuant to EITF 96-19 and EITF 06-6 and concluded that there was not a substantial change (as defined in the EITFs) in the terms of the new notes thus no gain or loss was recognized due to the exchange. For the year ended October 31, 2006 and 2005, the Company recognized $29,325 and $0, respectively of interest expense on these notes, which is reflected in interest payable.

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE J - CONVERTIBLE DEBENTURE (Continued)

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE J - CONVERTIBLE DEBENTURE (Continued)

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE J - CONVERTIBLE DEBENTURE (Continued)

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE K - COMMITMENTS (Continued)

Future lease payments under these operating leases are as follows:

Year Ended October 31,
2007	55,011
2008	52,937
2009	48,525
2010	-
$156,473

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE N - STOCK INCENTIVE PLANS (Restated)

The 2004 Incentive Stock Option Plan

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

During the year ended October 31, 2006, the Board of Directors authorized an increase in the shares allotted under the Plan to 30,000,000 shares. Also, during fiscal year 2006, 111,667 options were canceled due to employee terminations, 376,250 options were exchanged for new options, 15,523,750 shares were granted and no options were exercised. The balance of options outstanding at the end of the year was 16,732,148. The Company granted 15,900,000 fully vested options to employees on October 30, 2006 and valued the options utilizing the Black Scholes Option Pricing Model with the following inputs: Risk-free interest rate 4.67%, Volatility 37% (here we used the standard deviation of closing share prices from November 1, 2002 through October 30, 2006, or 4 years), duration of 4 years, strike price of $.05 and spot price of $.05, which yielded a per share fair market value of $.0179. Of the 15,900,000 grants, 376,250 represent new shares issued in place of previously granted shares which were deeply out-of-the-money and cancelled in conjunction with the new grants. The Company recognized $285,078 of compensation expense related to the 15,900,000 grants and $83,551 for previously granted options bringing the total recognized option related compensation expense for the fiscal year ended October 31, 2006 to $368,629. ~~Each option’s strike price is equal to the closing price of the stock on the date of grant, or $.05.~~ The Company has recorded compensation expense of $767,017 through October 31, 2006.

The total intrinsic value of options exercised during the years ended October 31, 2006 and 2005 was $0 and $45,306. As of October 31, 2006, there were no unvested options.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE N - STOCK INCENTIVE PLANS (Restated) (Continued)

The following tables summarize the Company's stock option activity for the years ended October 31, 2005 and 2006 pursuant to SFAS 123r, A240.C(1):

	2005
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,904,784	$0.52
Granted	125,000	0.60
Forfeited	(457,428)	0.54
Exercised	(111,875)	0.50
Outstanding at end of year	1,460,481	$0.07
Options exerciseable at year end	1,147,564

	2006
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,460,481	$0.52
Granted	15,900,000	0.05
Forfeited	(628,333)	0.52
Exercised	-	-
Outstanding at end of year	16,732,148	$0.07
Nonvested options at year end	-
Options exerciseable at year end	16,732,148

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE N - STOCK INCENTIVE PLANS (Restated) (Continued)

The following table summarizes information about the Company's stock options outstanding at October 31, 2006:

		Options Outstanding			Options Exercisable
	Grant	Number	Weighted	Weighted		Weighted
Range of	Date	Outstanding	Average	Average		Average
Exercise	Fair	At October 31,	Contractural	Exercise	Number	Exercise
Prices	Value	2006	Life (years)	Price	Outstanding	Price
$ 0.5000	$0.3900	664,856	-	$0.50	664,856	$0.50
0.6500	0.5000	137,500	-	0.65	137,500	0.65
0.6000	0.5000	29,792	-	0.60	29,792	0.60
0.0500	0.0179	15,900,000	-	0.05	15,900,000	0.05
Total		16,732,148	-	$0.07	16,732,148	$0.07

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, or beginning in our second quarter ending April 30, 2006, using the Modified Prospective Method (“MPA”). Previously, the Company accounted for stock options utilizing the intrinsic value method for fixed awards under the provisions of Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under SFAS 123r, the Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants. The Company is not required to make a cumulative effect adjustment as a result of adopting the MPA of SFAS 123r. The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future. During the year ended October 31, 2006, the Company recognized net compensation expense of $368,629 including $394,313 of compensation expense and forfeitures of $25,684.

Pursuant to SFAS No. 123r, paragraph 84, the following information is provided for those periods where share-based payment arrangements with employees are accounted for under the intrinsic value method of Opinion 25, which includes all of fiscal year 2005 and through the first quarter of fiscal year 2006, or January 31, 2006. If the compensation cost for this plan had been determined based on the fair value at the grant dates for awards consistent with the fair-value method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the years ended October 31, 2006 and 2005 would have been:

	Year Ended	Year Ended
	October 31, 2006	October 31, 2005
Net loss as reported	($2,399,604)	($4,452,893)
Pro forma	($2,451,379)	($4,629,893)
Net loss per share, as reported	($0.081)	($0.168)
Pro forma	($0.082)	($0.175)

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE N - STOCK INCENTIVE PLANS (Restated) (Continued)

During the year ended October 31, 2006, the Company recognized net compensation expense of $368,629, including gross compensation expense of $394,313 and forfeitures of $25,684.

During the year ended October 31, 2006, under the previous method, APB 25, the company would have recognized $320,705 less of net compensation expense or $47,924, including gross compensation expense of $73,608 and forfeitures of $25,684.

The following table illustrates the effect of implementing SFAS 123r compared to APB 25 for the year ended October 31, 2006:

Cash used for operating activities	206,673	(114,032)	$(320,705)
Cash used for financing activities	11,960	11,960	$-

Earnings per share	$(0.011)	$(0.070)	$(0.059)

WA Shares o/s 10/31/06	29,755,285
FAS 123r expense	368,629
APB 25 Expense	47,924
Increase in expense	320,705

The following information is provided in accordance with SFAS No. 123r, Share-Based payment, paragraph 84. If the compensation cost for this plan had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123r, the pro forma effect on the Company's net loss per share for the year ended October 31, 2006 would have been:

Year Ended
October 31, 2006
Net loss as reported	($2,399,604)
Recognized fair value compensation cost expensed under SFAS 123r	($333,535)
Recognized intrinsic value compensation cost expensed under APB 25	($35,094)
Total recognized compenstion expense related to this option plan	($368,629)
Fair value compensation cost that would have been expensed under SFAS 123r	($400,640)
Increase in compensation expense over APB 25	($32,011)
Pro forma net loss if SFAS 123r been applied to all awards	($2,431,615)
Net loss per share, as reported	($0.081)
Pro forma net loss per share if SFAS 123r been applied to all awards	($0.082)

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE N - STOCK INCENTIVE PLANS (Restated) (Continued)

2004 Superclick, Inc. Non-Employee Director's Stock Incentive Plan

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE N - STOCK INCENTIVE PLANS (Restated) (Continued)

During the years ended October 31, 2006 and 2005, the Company awarded 1,355,355 and 102,067 restricted shares of its common stock to directors totaling $77,500 and $77,225, respectively.

NOTE O - CUMMULATIVE EFFECT ADJUSTMENT (Restated)

During the quarter ended April 30, 2007, we detected an error in the tax credit rate used to determine the 2004 and 2005 Provincial Research and Development Tax Credit refund.  The error was a result of the use of the 100% Canadian owned rate versus that of a foreign owned rate, which are higher and thus the amount of the eligible refund was overstated.  We have received assessments from Revenue Quebec for the errors and reflected them in these financial statements.  The effect of these assessments of $32,632 USD for 2004 and $41,068 USD for 2005 were not material individually or in aggregate of $73,700 for those periods. Pursuant to SAB 108 we are not required to reflect these assessments in these financial statements. However, we have elected to do so given that we are amending the October 31, 2006 10-KSB for the items noted in Note T. In this restatement we are adjusting the beginning accumulated deficit at November 1, 2004 by $32,632 from $1,356,275 to $1,388,907 and reflecting the $41,068 assessment in the 2005 financial statements as an adjustment to the statement of operations. Finally, the accounts payable have been increased at October 31, 2006 to reflect the total $73,700 payable associated with these assessments.

NOTE P - NET OPERATING LOSS CARRY FORWARD

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE P - NET OPERATING LOSS CARRY FORWARD

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE Q - RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company, provides consulting services to the Company in exchange for monthly compensation of $2,500 and related expenses. During the year ended October 31, 2006, Mr. Pitcher received $47,885.

NOTE R - GOING CONCERN AND MANAGEMENT’S PLANS

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

NOTE S - SUBSEQUENT EVENTS

In November, the Company issued 1,548,906 shares of common stock in exchange for $38,000 of principle and $28,803 of accrued interest related to the convertible debentures.

NOTE T - RESTATEMENT

The 10-KSB for Superclick, Inc. as of October 31, 2006 has been restated pursuant to two comment letters from the Securities and Exchange Commission dated October 18, 2007 and November 19, 2007. Accordingly, we have updated this Form 10-KSB to reflect the following:

1.
We have reclassified the extraordinary loss-write-off of goodwill from acquisition in the Statement of Operations for the year ended October 31, 2005 to Costs and Expenses pursuant to SFAS 142, paragraph 43.

2.	In the Consolidated Statement of Comprehensive Income we have eliminated the derivative gain/(loss) since it is already reflected in the Statement of Operations and is not a comprehensive income item.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

3.
In the Consolidated Statement of Cash Flows we have reclassified the penalty interest on convertible debenture from cash flows from financing activities to cash flows from operating activities since this is a noncash expense.

4.	We have revised Footnote N - STOCK INCENTIVE PLAN to include all the information required by SFAS 123r, paragraphs 64 and 84 (See Note N above).

5.
In this restatement we are adjusting the 2005 consolidated statement of shareholder’s equity additional paid-in-capital by $127,600 from $4,646,360 at October 31, 2005 to $4,773,960 and increasing the goodwill impairment loss by $127,600 in the consolidated statement of operations to reflect the repayment of Hotel Net LLC (fiscal year 2005 acquisition) shareholders.

6.
In the Consolidated Balance Sheet we have included a $73,700 cumulative effect adjustment related to fiscal years 2005 ($41,068) and 2004 ($32,632) for Canadian Provincial Research and Development Tax Credits by increasing the accumulated deficit and accounts payable (See NOTE O above). Pursuant to SFAS 154 and SAB 108, we are not required to adjust our previously filed 10-KSB for this cumulative effect adjustment. However, we have elected to do so given that we are amending the October 31, 2006 10-KSB for the other items noted above.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE T - RESTATEMENT (Continued)

SUPERCLICK, INC.
Consolidated Balance Sheet (Restated)
October 31, 2006

	(Originally
	Reported)	(Restated)	(Difference)
ASSETS
CURRENT ASSETS
Cash	$919,920	$919,920	$-
Accounts receivable, net (Notes A&B)	470,557	470,557	-
R&D tax refund receivable	44,852	44,852	-
Sales Tax refund receivable	14,365	14,365	-
Inventory (Note C)	90,471	90,471	-
Prepaid expenses	15,463	15,463	-
TOTAL CURRENT ASSETS	1,555,628	1,555,628	-
Fixed assets, net (Note D)	251,067	251,067	-
TOTAL ASSETS	$1,806,695	$1,806,695	$-
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable (Note E)	$667,447	$741,147	$73,700
Interest payable (Note F)	23,489	23,489	-
Accrued payroll (Note G)	130,298	130,298	-
Deferred revenue (Note H)	781,547	781,547	-
Loans current portion	12,933	12,933	-
Notes payable (Note I)	371,000	371,000	-
Convertible debentures, net (Note J)	2,425,000	2,425,000	-
Debenture warrants (Note J)	193	193	-
TOTAL CURRENT LIABILITIES	4,411,907	4,485,607	73,700

Loans noncurrent portion	25,905	25,905	-
TOTAL LIABILITIES	4,437,812	4,511,512	73,700
COMMITMENTS (Note K)

STOCKHOLDERS' EQUITY (Note L)
Preferred stock, par value $.0001; 20,000,000
shares authorized; 0 issued and outstanding	-	-	-

Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 35,612,756 at October 31, 2006	21,315	21,315	-
Additional paid-in capital	5,314,629	5,442,229	127,600
Accumulated deficit	(8,040,104)	(8,241,404)	(201,300)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	88,183	88,183	-
Treasury Stock	(15,140)	(15,140)	-
TOTAL STOCKHOLDERS' EQUITY	(2,631,117)	(2,704,817)	(73,700)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,806,695	$1,806,695	$-

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE T - RESTATEMENT (Continued)

SUPERCLICK, INC.
Consolidated Statements of Operations
For the Year Ended October 31, 2005 (Restated)

	Year Ended October 31,
	2005	2005	Difference
	(Original)	(Restated)
	Reported)
Revenue
Net Sales	$2,408,072	$2,408,072	$-
Services	797,624	797,624	-
Net revenue	3,205,696	3,205,696	-
Cost of goods sold	2,395,515	2,395,515	-
Gross profit	810,181	810,181	-

Costs and Expenses
Selling, general & administrative	2,564,132	2,605,200	41,068
Research & development	151,822	151,822	-
Depreciation & amortization	52,841	52,841	-
Write-off of goodwill from acquisition	-	2,575,100	2,575,100
Total costs and expenses	2,768,795	5,384,963	2,616,168

(Loss) from operations	(1,958,614)	(4,574,782)	(2,616,168)

Other Income and (Expense)
Interest income	-	-	-
Interest expense	(48,513)	(48,513)	-
Penalty interest on convertible debentures	-	-	-
Loss on the sale of fixed assets	-	-	-
Amortization of beneficial conversion feature of convertible debentures	(97,632)	(97,632)	-
Amortization of deferred financing costs	(53,750)	(53,750)	-
Amortization of warrant discount	(143,990)	(143,990)	-
Derivative gain (loss)	465,774	465,774	-
Total other income and (expense)	121,889	121,889	-
NET LOSS BEFORE TAXES AND EXTRAORDINARY ITEM	(1,836,725)	(4,452,893)	(2,616,168)
Provision <benefit> for income taxes	-	-	-
NET LOSS BEFORE EXTRAORDINARY ITEM	(1,836,725)	(4,452,893)	(2,616,168)
Extraordinary loss-write-off of goodwill from acquisition	(2,447,500)	-	2,447,500
NET LOSS	$(4,284,225)	$(4,452,893)	$(168,668)

Net (loss) per common share basic and diluted from continuing operations	$(0.069)	$(0.168)	$(0.099)
Net (loss) per common share basic and diluted after extraordinary items	$(0.162)	$(0.168)	$(0.006)
Weighted average common shares outstanding basic and diluted	26,430,822	26,430,822	26,430,822

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	1,147,564	1,147,564	-
Warrants	3,273,896	3,273,896	-
Convertible debentures	7,661,712	7,661,712	-

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE T - RESTATEMENT (Continued)

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity (Restated)
For the Years Ended October 31, 2006 and 2005

	For the Year	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,	October 31,	October 31,
	2005	2005	2005	2006	2006	2006
	(Originally			(Originally
	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)
Common Stock:
Shares issued for cash (range $0.18-$0.60 per share)
Shares	1,266,665	1,266,665	-	-	-	-
Amount	$760	$760	$-	$-	$-	$-
Additional paid in capital	$372,240	$372,240	$-	$-	$-	$-
Shares issued for services
Shares	102,067	102,067	-	1,355,355	1,355,355	-
Amount	$61	$61	$-	$813	$813	$-
Additional paid in capital	$77,164	$77,164	$-	$76,687	$76,687	$-
Shares issued for acquisition of Hotel Net, LLC
Shares	2,750,000	2,750,000	-	-	-	-
Amount	$1,650	$1,650	$-	$-	$-	$-
Additional paid in capital	$1,645,850	$1,645,850	$-	$-	$-	$-
Stock options exercised
Shares	51,961	51,961	-	-	-	-
Amount	$31	$31	$-	$-	$-	$-
Additional paid in capital	$25,949	$25,949	$-	$-	$-	$-
Shares issued for interest payable
Shares	-	-	-	4,618,993	4,618,993	-
Amount	$-	$-	$-	$2,772	$2,772	$-
Additional paid in capital	$-	$-	$-	$173,648	$173,648	$-
Shares issued for retirement of convertible debentures
Shares	-	-	-	1,158,838	1,158,838	-
Amount	$-	$-	$-	$695	$695	$-
Additional paid in capital	$-	$-	$-	$49,305	$49,305	$-
Treasury stock received for cashless option exercises
Shares	111,875	111,875	-	-	-	-
Amount	$-	$-	$-	$-	$-	$-
Additional paid in capital	$-	$-	$-	$-	$-	$-
Treasury stock	$(25,981)	$(25,981)	$-	$-	$-	$-
Treasury stock issued for services
Shares	25,000	25,000	-	-	-	-
Amount	$15	$15	$-	$-	$-	$-
Additional paid in capital	$8,394	$8,394	$-	$-	$-	$-
Treasury stock	$10,841	$10,841	$-	$-	$-	$-
Reduction of treasury stock issued for services
Shares	(25,000)	(25,000)	-	-	-	-
Amount	$-		$-	$-	$-	$-
Additional paid in capital	$-		$-	$-	$-	$-
Treasury stock	$-		$-	$-	$-	$-
Stock options granted	$263,566	$263,566	$-	$368,629	$368,629	$-
Subscribed stock issued	$(232,000)	$(232,000)	$-	$-	$-	$-
Repayment of Hotel Net shareholder investment	$(127,600)	$-	$127,600	$-	$-	$-
Beneficial conversion feature of debentures	$390,529	$390,529	$-	$-	$-	$-
Foreign Currency Translation Adjustment	$48,634	$48,634	$-	$21,905	$21,905	$-
Cumulative effect adjustment	$-	$-	$-	$-	$-	$-
Net <loss> profit	$(4,284,225)	$(4,452,893)	$(168,668)	$(2,399,604)	$(2,399,604)	$-
Prior period balances:
Common stock amount	$14,518	$14,518	$-	$17,035	$17,035	$-
Common stock subscribed	$232,000	$232,000	$-	$-	$-	$-
Additional paid in capital	$1,990,268	$1,990,268	$-	$4,646,360	$4,773,960	$127,600
Accumulated deficit	$(1,356,275)	$(1,388,907)	$(32,632)	$(5,640,500)	$(5,841,800)	$(201,300)
Accumulated other comprehensive income (loss)	$17,644	$17,644	$-	$66,278	$66,278	$-
Treasury stock	$-	$-	$-	$(15,140)	$(15,140)
Total shareholder's equity	$(925,966)	$(999,666)	$(73,700)	$(2,631,117)	$(2,704,817)	$(73,700)

Total common stock
Shares	28,479,570	28,479,570	-	35,612,756	35,612,756	-
Amount	$17,035	$17,035	$-	$21,315	$21,315	$-
Additional paid in capital	$4,646,360	$4,773,960	$127,600	$5,314,629	$5,442,229	$127,600

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE T - RESTATEMENT (Continued)

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss) (Restated)
For the Years Ended October 31, 2006 and 2005

	Year ended October 31, 2006			Year ended October 31, 2005
	(Originally			(Originally
	Reported)	(Restated)	(Difference)	(Restated)	(Restated)	(Difference)
Net Earnings (Loss)	$(2,399,604)	$(2,399,604)	$-	$(4,284,225)	$(4,452,893)	$(168,668)

Other Comprehensive Income (Loss)
Derivative gain/(loss)	193,006	-	(193,006)	465,774	-	(465,774)
Foreign Currency Translation Adjustment	21,905	21,905	-	48,634	48,634	-

Net Comprehensive (Loss)	$(2,184,693)	$(2,377,699)	$(193,006)	$(3,769,817)	$(4,404,259)	$(634,442)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE T - RESTATEMENT (Continued)

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Restated)
For the Year Ended October 31, 2006 and 2005

	Year Ended October 31, 2006			Year Ended October 31, 2005
	(Originally			(Originally
	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(2,399,604)	$(2,399,604)	$-	$(4,284,225)	$(4,452,893)	$(168,668)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	75,349	75,349	-	52,841	52,841	-
Loss on the sale of fixed assets	20,337	20,337	-	-	-	-
Compensation expense on fair market
value of options issued	333,535	333,535	-	-	-	-
Compensation expense on intrinsic
value of options issued	35,094	35,094	-	263,566	263,566	-
Stock issued for services	77,500	77,500	-	96,475	96,475	-
Amortization of beneficial conversion feature	292,896	292,896	-	97,632	97,632	-
Amortization of warrant discount	514,983	514,983	-	143,990	143,990	-
Derivative gain on warrants issued with debentures	(193,006)	(193,006)	-	(465,774)	(465,774)	-
Stock issued for accrued interest	176,420	176,420	-	-	-	-
Impairment of goodwill	-	-	-	2,447,500	2,575,100	127,600
Penalty interest on convertible debenture	-	225,000	225,000	-	-	-
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current assets:
Accounts receivable	374,780	374,780	-	430,405	430,405	-
Other receivables	124,459	124,459	-	(188,532)	(188,532)	-
Prepaid expenses	185,122	185,122	-	(13,562)	(13,562)	-
Inventory	26,623	26,623	-	295,163	295,163	-
Other assets	40,648	40,648	-	-	-	-
Increase (decrease) in current liabilities:						-
Accounts payable and accrued expenses	(156,336)	(156,336)	-	(390,266)	(349,198)	41,068
Accrued Payroll	73,020	73,020	-	43,399	43,399	-
Accrued other	(27,412)	(27,412)	-	18,692	18,692	-
Deferred revenue	632,265	632,265	-	(385,919)	(385,919)	-
CASH USED FOR OPERATING ACTIVITIES	206,673	431,673	225,000	(1,838,615)	(1,838,615)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(20,476)	(20,476)	-	(180,361)	(180,361)	-
CASH USED FOR INVESTING ACTIVITIES	(20,476)	(20,476)	-	(180,361)	(180,361)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	-	-	141,000	141,000	-
Capital investment repayment	-	-	-	(127,600)	(127,600)	-
Payment of related party notes payable	-	-	-	(299,810)	(299,810)	-
Increase in related party notes payable	21,000	21,000	-	-	-	-
Proceeds from convertible debenture	-	-	-	2,250,000	2,250,000	-
Proceeds from loans	-	-	-	46,669	46,669	-
Repayment of loans	(9,040)	(9,040)	-	(722)	(722)	-
Penalty interest on convertible debenture	225,000	-	(225,000)	-	-	-
CASH USED FOR FINANCING ACTIVITIES	236,960	11,960	(225,000)	2,009,537	2,009,537	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(675)	(675)	-	31,398	31,398	-
NET INCREASE (DECREASE) IN CASH	422,482	422,482	-	21,959	21,959	-
CASH, beginning of period	497,438	497,438	-	475,479	497,438	-
CASH, end of period	$919,920	$919,920	$-	$497,438	$519,397	$-

SEE NOTES TO FINANCIAL STATEMENTS