Form 10QSB/A
period 2007-01-31
SUPERCLICK INC
filed 2007-12-27
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended January 31, 2007.

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Transition Period From _________To_________

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

EXPLANATORY NOTE

This Amendment on Form 10-QSB/A to Superclick, Inc. (the "Company" or the "Registrant") Quarterly Report on Form 10-QSB for the period ended January 31, 2007 (the "Original Filing") which was filed with the Securities and Exchange Commission on March 8, 2007, is being filed to amend the Original Filing as follows:

[X] Item 1. Financial Statements. To restate the financials for the three months ended January 31, 2007 and 2006 to reflect the following: 1) Eliminate the derivative gain/(loss) in the Consolidated Statement of Comprehensive Income for all periods presented, 2) Increase accumulated deficit and accounts payable by $73,700 in the Consolidated Balance Sheet related to a cumulative effect adjustment for fiscal years 2005 and 2004 relating to Canadian Provincial Research and Development Tax Credits, and 3) Increase additional paid in capital for $127,600 of repayment of Hotel Net LLC (fiscal year 2005 acquisition) shareholders and a corresponding increase in the accumulated deficit to reflect the prior years effect of this adjustment.

Except for the amendments described above, this Form 10-QSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing. This Form 10-QSB/A is filed as a result of the Company becoming aware of a reporting oversight. Attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2 are certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 1 - Financial Statements

SUPERCLICK, INC.
Consolidated Balance Sheet (Unaudited) (Restated)
January 31, 2007

January 31,
2007
ASSETS	(Restated)
CURRENT ASSETS
Cash	$803,684
Accounts receivable, net (Notes A&B)	312,917
R&D tax credits receivable	42,702
Sales tax refund receivable	22,717
Inventory (Note C)	76,523
Prepaid expenses	17,113
TOTAL CURRENT ASSETS	1,275,656
Fixed assets, net (Note D)	223,590

TOTAL ASSETS	$1,499,246

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable (Note E)	$633,044
Interest payable (Note F)	16,741
Accrued payroll (Note G)	75,537
Deferred revenue (Note H)	641,315
Loans current portion	11,407
Notes payable (Note I)	371,000
Convertible debentures, net (Note J)	2,310,000
Debenture warrants (Note J)	290
TOTAL CURRENT LIABILITIES	4,059,334

Loans noncurrent portion	22,848
TOTAL LIABILITIES	4,082,182

Commitments (Note K)

STOCKHOLDERS' EQUITY (Note L)

Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 38,735,115 at January 31, 2007	23,188
Common stock payable	70,925
Additional paid-in capital	5,571,943
Accumulated deficit	(8,302,875)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	69,023
Treasury Stock	(15,140)
TOTAL STOCKHOLDERS' EQUITY	(2,582,936)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,499,246

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

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity (Restated)
For the Years Ended October 31, 2006 and the Three Months Ended January 31, 2007 (Unaudited)

							Deficit
							Accumulated	Accumulated
	Preferred Stock		Common Stock			Additional	during the	Other		Total
	Number of		Number of		Subscribed/	Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2005	$-	$-	$28,479,570	$17,035	$-	$4,773,960	$(5,841,800)	$66,278	$(15,140)	$(999,667)

Shares issued during the period:
Shares issued for services			1,355,355	813		76,687				77,500
Shares issued for interest payable			4,618,993	2,772		173,648				176,420
Shares issued for retirement of convertible debentures			1,158,838	695		49,305				50,000
Stock options granted						368,629				368,629
Foreign currency translation adjustment								21,905		21,905
Net <loss> profit							(2,399,604)			(2,399,604)
Balances October 31, 2006	-	-	35,612,756	$21,315	$-	$5,442,229	$(8,241,404)	$88,183	$(15,140)	$(2,704,817)

Shares issued during the period:
Shares issued for interest payable			1,148,338	689	38,925	47,898				87,512
Shares issued for retirement of convertible debentures			1,974,021	1,184	32,000	81,816				115,000
Foreign currency translation adjustment								(19,160)		(19,160)
Net <loss> profit							(61,471)			(61,471)
Balances January 31, 2007	-	-	38,735,115	$23,188	$70,925	$5,571,943	$(8,302,875)	$69,023	$(15,140)	$(2,582,936)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss) (Restated)
For the Three Months Ended January 31, 2007 and 2006 (Unaudited)

	Three Months Ended January 31,
	2007	2006
	(Restated)	(Restated)

Net Earnings (Loss)	$(61,471)	$(790,496)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	(19,160)	11,168

Net Comprehensive (Loss)	$(80,631)	$(779,328)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended January 31, 2007 and 2006

	Three Months Ended January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(61,471)	$(790,496)
Adjustments to reconcile net loss
tonet cash used by operating activities:
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

NOTE E - ACCOUNTS PAYABLE (Restated)

Accounts payable at January 31, 2007 consisted of $73,700 of taxes payable, $545,918 in trade payables and $13,426 related to professional fees.

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

The notes matured on January 1, 2006. On July 26, 2006, the notes were canceled and replaced with new convertible notes that accrue interest at the rate of nine percent (9%) per annum, mature January 1, 2007 and are convertible into shares of common stock at a conversion price of $.03. $21,000 of accrued interest on the former notes was added to the principle of the new notes. Therefore, the new balance for notes payable at January 31, 2007 is $371,000. The Company evaluated whether the note exchange qualified for extinguishment accounting pursuant to EITF 96-19 and EITF 06-6 and concluded that there was not a substantial change in the terms of the new notes thus no gain or loss was recognized due to the exchange. The notes are currently in default due to the passing of the maturity date as of January 31, 2007. For the three months ended January 31, 2007 and 2006, the Company recognized $8,416 and $2,589, respectively of interest expense on these notes, which is reflected in interest payable.

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

The Company determined that the $1.75 million debenture was issued with a $390,529 beneficial conversion feature (“BCF”) on the date of issuance. The BCF was amortized to interest expense over the life of the debenture. For the three months ended January 31, 2007 and 2006 the Company recognized $0 and $97,632,respectively in non-cash interest expense attributable to the amortization of the BCF.

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

The following table summarizes the Company's stock option activity for the three months ended January 31, 2007:

	2007
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	16,732,148	$0.05
Granted	-	-
Forfeited	(37,500)	0.54
Exercised	-	-
Outstanding at end of quarter	16,694,648	$0.07

Options exerciseable at quarter end	16,694,648

The following table summarizes information about the Company's stock options outstanding at January 31, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At January 31,	Contractural	Exercise	Number	Exercise
Prices	2007	Life (years)	Price	Outstanding	Price
$ 0.50	642,356	-	$0.50	642,356	$0.50
0.65	137,500	-	0.65	137,500	0.65
0.60	14,792	-	0.60	14,792	0.60
0.05	15,900,000	-	0.05	15,900,000	0.05
Total	16,694,648	-	$0.07	16,694,648	$0.07

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, or beginning in our second quarter ending April 30, 2006, using the Modified Prospective Method (“MPA”). Previously, the Company accounted for stock options utilizing the intrinsic value method for fixed awards under the provisions of Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under SFAS 123r, the Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants. The Company is not required to make a cumulative effect adjustment as a result of adopting the MPA of SFAS 123r. The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future. During the three months ended January 31, 2007 and 2006, the Company recognized net compensation expense of $0 and $35,094 including $394,313 of compensation expense and forfeitures of $25,684. The Company has recorded compensation expense of $767,017 through January 31, 2007.

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

During the three months ended January 31, 2007, the Company did not recognize any compensation expense

NOTE O - CUMMULATIVE EFFECT ADJUSTMENT (Restated)

During the quarter ended April 30, 2007, we detected an error in the tax credit rate used to determine the 2004 and 2005 Provincial Research and Development Tax Credit refund.  The error was a result of the use of the 100% Canadian owned rate versus that of a foreign owned rate, which are higher and thus the amount of the eligible refund was overstated.  We have received assessments from Revenue Quebec for the errors and reflected them in these financial statements.  The effect of these assessments of $32,632 USD for 2004 and $41,068 USD for 2005 were not material individually or in aggregate of $73,700 for those periods. There was no previous impact on the January 31, 2007 financial statements as filed on form 10-QSB with the SEC on March 8, 2007. However, since these adjustments were reflected on our amended form 10-KSB/A for the year ended October 31, 2006, they impact the beginning balances for this reporting period ended January 31, 2007. Therefore, pursuant to SAB 108 we are reflecting these assessments in these financial statements as an adjustment to our accumulated deficit and accounts payable.

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

NOTE T - RESTATEMENT

The 10-KSB for Superclick, Inc. as of October 31, 2006 has been restated pursuant to two comment letters from the Securities and Exchange Commission dated October 18, 2007 and November 19, 2007. Accordingly, we have updated this Form 10-QSB to reflect the following:

1.	In the Consolidated Statement of Comprehensive Income we have eliminated the derivative gain/(loss) since it is already reflected in the Statement of Operations and is not a comprehensive income item.

2.
In the Consolidated Balance Sheet we have reflected a $73,700 cumulative effect adjustment recorded on our form 10-KSB/A for the year ended October 31, 2006 related to fiscal years 2005 ($41,068) and 2004 ($32,632) for Canadian Provincial Research and Development Tax Credits by increasing the accumulated deficit and accounts payable (See NOTE O above).

3.
In this restatement we are adjusting the 2005 consolidated statement of shareholder’s equity additional paid-in-capital by $127,600, for repayment of Hotel Net LLC (fiscal year 2005 acquisition) shareholders, from $4,646,360 at October 31, 2005 to $4,773,960 and increasing the accumulated deficit $201,300 from $5,640,500 to $5,841,800 ($127,600 and $73,700 cumulative effect adjustment (See item 2 above)).

SUPERCLICK, INC.
Consolidated Balance Sheet (Unaudited) (Restated)
January 31, 2007

	(Originally
	Reported)	(Restated)	(Difference)
ASSETS
CURRENT ASSETS
Cash	$803,684	$803,684	$-
Accounts receivable, net (Notes A&B)	312,917	312,917	-
R&D tax credits receivable	42,702	42,702	-
Sales tax refund receivable	22,717	22,717	-
Inventory (Note C)	76,523	76,523	-
Prepaid expenses	17,113	17,113	-
TOTAL CURRENT ASSETS	1,275,656	1,275,656	-
Fixed assets, net (Note D)	223,590	223,590	-

TOTAL ASSETS	$1,499,246	$1,499,246	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable (Note E)	$559,344	$633,044	$73,700
Interest payable (Note F)	16,741	16,741	-
Accrued payroll (Note G)	75,537	75,537	-
Deferred revenue (Note H)	641,315	641,315	-
Loans current portion	11,407	11,407	-
Notes payable (Note I)	371,000	371,000	-
Convertible debentures, net (Note J)	2,310,000	2,310,000	-
Debenture warrants (Note J)	290	290	-
TOTAL CURRENT LIABILITIES	3,985,634	4,059,334	73,700

Loans noncurrent portion	22,848	22,848	-
TOTAL LIABILITIES	4,008,482	4,082,182	73,700

Commitments (Note K)

STOCKHOLDERS' EQUITY (Note L)

Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 38,735,115 at January 31, 2007	23,188	23,188	-
Common stock payable	70,925	70,925	-
Additional paid-in capital	5,444,343	5,571,943	127,600
Accumulated deficit	(8,101,575)	(8,302,875)	(201,300)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	69,023	69,023	-
Treasury Stock	(15,140)	(15,140)	-
TOTAL STOCKHOLDERS' EQUITY	(2,509,236)	(2,582,936)	(73,700)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,499,246	$1,499,246	$-

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity (Restated)
For the Year Ended October 31, 2006 and the Three Months Ended January 31, 2007 (Unaudited)

	For the Year Ended October 31, 2006	For the Year Ended October 31, 2006	For the Year Ended October 31, 2006	For the Three Months Ended January 31, 2007	For the Three Months Ended January 31, 2007	For the Three Months Ended January 31, 2007
	(Originally Reported)	(Restated)	(Difference)	(Originally Reported)	(Restated)	(Difference)
Common Stock:
Shares issued for services
Shares	1,355,355	1,355,355	-	-	-	-
Amount	$813	$813	$-	$-	$-	$-
Additional paid in capital	$76,687	$76,687	$-	$-	$-	$-
Shares issued for interest payable
Shares	4,618,993	4,618,993	-	1,148,338	1,148,338	-
Amount	$2,772	$2,772	$-	$689	$689	$-
Common stock subscribed	$-	$-	$-	$38,925	$38,925	$-
Additional paid in capital	$173,648	$173,648	$-	$47,898	$47,898	$-
Shares issued for retirement of convertible debentures
Shares	1,158,838	1,158,838	-	1,974,021	1,974,021	-
Amount	$695	$695	$-	$1,184	$1,184	$-
Common stock subscribed	$-	$-	$-	$32,000	$32,000	$-
Additional paid in capital	$49,305	$49,305	$-	$81,816	$81,816	$-
Stock options granted	$368,629	$368,629	$-	$-	$-	$-
Foreign Currency Translation Adjustment	$21,905	$21,905	$-	$(19,160)	$(19,160)	$-
Net <loss> profit	$(2,399,604)	$(2,399,604)	$-	$(61,471)	$(61,471)	$-
Prior period
Common stock amount	$17,035	$17,035	$-	$21,315	$21,315	$-
Additional paid in capital	$4,646,360	$4,773,960	$127,600	$5,314,629	$5,442,229	$127,600
Accumulated deficit	$(5,640,500)	$(5,841,800)	$(201,300)	$(8,040,104)	$(8,241,404)	$(201,300)
Accumulated other comprehensive income (loss)	$66,278	$66,278	$-	$88,183	$88,183	$-
Treasury stock	$(15,140)	$(15,140)	$-	$(15,140)	$(15,140)	$-
Total shareholder's equity	$(2,631,117)	$(2,704,817)	$(73,700)	$(2,509,236)	$(2,582,936)	$(73,700)

Total common stock
Shares	35,612,756	35,612,756	-	38,735,115	38,735,115	-
Amount	$21,315	$21,315	$-	$23,188	$23,188	$-
Additional paid in capital	$5,314,629	$5,442,229	$127,600	$5,444,343	$5,571,943	$127,600

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss) (Restated)
For the Three Months Ended January 31, 2007 and 2006 (Unaudited)

	Three Months Ended January 31,
	2007	2007	2007	2006	2006	2006
	(Originally			(Originally
	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)
Net Earnings (Loss)	$(61,471)	$(61,471)	$-	$(790,496)	$(790,496)	$-

Other Comprehensive Income (Loss)
Derivative gain/(loss)	(98)	-	98	90,265	-	(90,265)
Foreign Currency Translation Adjustment	(19,160)	(19,160)	-	11,168	11,168	-

Net Comprehensive (Loss)	$(80,729)	$(80,631)	$98	$(689,063)	$(779,328)	$(90,265)

SEE NOTES TO FINANCIAL STATEMENTS

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

During the three months ended January 31, 2007, of our convertible debentures, the Company exchanged $202,512 of principle and interest in exchange for 3,122,359 shares of common stock and $70,925 of common stock payable, which resulted in the issuance of 1,724,000 shares of common stock in February 2007. .

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company’s President and Chief Financial Officer (who is the principal accounting officer). No weaknesses were noted and both the President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the most recent fiscal quarter covered by this Form 10-QSB..

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

Superclick, Inc.

Date: December 20, 2007	/s/ Sandro Natale
Name: Sandro Natale
Title: President & CEO