Form 10QSB/A
period 2007-04-30
SUPERCLICK INC
filed 2007-12-27
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended April 30, 2007.

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Transition Period From ______________ To _________________

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

EXPLANATORY NOTE

This Amendment on Form 10-QSB/A to Superclick, Inc. (the "Company" or the "Registrant") Quarterly Report on Form 10-QSB for the period ended April 30, 2007 (the "Original Filing") which was filed with the Securities and Exchange Commission on June 14, 2007, is being filed to amend the Original Filing as follows:

☒ Item 1. Financial Statements. To restate the financials for the three and six months ended April 30, 2007 and 2006 to 1) Eliminate the derivative gain/(loss) in the Consolidated Statement of Comprehensive Income for all periods presented, 2) Eliminate a $73,700 cumulative effect adjustment in the Statement of Operations that was adjusted with the Company’s form 10-KSB/A for the year ended October 31, 2006, and 3) Increase additional paid in capital for $127,600 of repayment of Hotel Net LLC (fiscal year 2005 acquisition) shareholders and a corresponding increase in the accumulated deficit to reflect the prior years effect of this adjustment.

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

TABLE OF CONTENTS

Page
Part I

Item 1. Financial Statements

Consolidated Balance Sheet as of April 30, 2007
(Unaudited)(Restated)	4

Consolidated Statements of Operations for the three and six
Months ended April 30, 2007 and 2006 (Unaudited)(Restated)	5

Consolidated Statements of Stockholders Equity for the years
Ended October 31, 2006 and the six months ended
April 30, 2007 (unaudited)(Restated)	6

Consolidated Statements of Comprehensive Income (Loss)
for the three and six months ended April 30, 2007
and 2006 (Unaudited)(Restated)	7

Consolidated Statements of Cash Flows for the three and six
months ended April 30, 2007 and 2006 (Unaudited)(Restated)	8

Notes to the Financial Statements (Unaudited)	9

Item 2. Management's Discussion and Analysis	32

Item 3. Controls and Procedures	38

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 6. Exhibits	39

Signatures	39

Item 1 - Financial Statements

SUPERCLICK, INC.
Consolidated Balance Sheet (Unaudited) (Restated)
April 30, 2007

April 30,
2007
ASSETS	(Restated)
CURRENT ASSETS
Cash	$650,553
Accounts receivable, net (Notes A&B)	932,378
Sales Tax refund receivable	40,477
Inventory, net (Note C)	142,627
Prepaid expenses	42,369
TOTAL CURRENT ASSETS	1,808,404
Fixed assets, net (Note D)	222,786
TOTAL ASSETS	$2,031,190

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note E)	$765,656
Deferred revenue (Note F)	1,012,752
Loans current portion	11,390
Notes payable (Note G)	371,000
Convertible debentures, net (Note H)	2,210,000
Debenture warrants (Note H)	2,221
TOTAL CURRENT LIABILITIES	4,373,019
Loans noncurrent portion	22,784
TOTAL LIABILITIES	4,395,803

COMMITMENTS (Note I)

STOCKHOLDERS' EQUITY (Note J)
Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 41,282,903 at April 30, 2007	24,717
Additional paid-in capital	5,701,234
Accumulated deficit	(8,175,174)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	99,750
Treasury Stock	(15,140)
TOTAL STOCKHOLDERS' EQUITY	(2,364,613)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,031,190

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited) (Restated)
For the Three and Six Months Ended April 30, 2007 and 2006

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
Revenue
Net Sales	$667,717	$561,822	$905,502	$868,745
Services	569,932	345,987	1,093,782	701,205
Net revenue	1,237,649	907,809	1,999,284	1,569,950
Cost of goods sold	549,095	476,487	939,738	931,312
Gross profit	688,554	431,322	1,059,546	638,638

Costs and Expenses
Selling, general & administrative	435,703	492,846	740,281	1,111,490
Research & development	35,515	47,554	73,199	111,404
Depreciation & amortization	15,313	18,861	31,627	38,895
Total costs and expenses	486,531	559,261	845,107	1,261,789

Income (loss) from operations	202,023	(127,939)	214,439	(623,151)

Other Income and (Expense)
Interest income	6,251	-	14,829
Interest expense	(78,642)	(61,101)	(161,009)	(117,908)
Penalty interest on convertible debentures
Loss on the sale of fixed assets				(20,337)
Amortization of beneficial conversion feature
of convertible debentures		(97,632)		(195,264)
Amortization of deferred financing costs		(53,750)		(107,500)
Amortization of warrant discount		(171,232)		(328,254)
Derivative gain (loss)	(1,931)	30,945	(2,029)	121,210
Total other income and (expense)	(74,322)	(352,770)	(148,209)	(648,053)
NET INCOME (LOSS) BEFORE TAXES	127,701	(480,709)	66,230	(1,271,204)

Net income (loss) per common share:
Basic	$0.003	$(0.017)	$0.002	$(0.044)
Basic and diluted	$0.001		$0.001
Weighted average common shares outstanding:
Basic	40,951,201	28,667,070	39,172,987	28,599,468
Basic and diluted	89,161,753	na	88,470,681	na

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	na	1,460,481	na	1,460,481
Warrants	na	4,032,661	na	4,032,661
Convertible debentures	na	7,640,785	na	7,645,176

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity (Unaudited) (Restated)
For the Years Ended October 31, 2006 and the Six Months Ended April 30, 2007

						Deficit
						Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	during the	Other		Total
	Number of		Number of		Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2005	$-	$-	$28,479,570	$17,035	$4,773,960	$(5,841,800)	$66,278	$(15,140)	$(999,666)

Shares issued during the period:
Shares issued for services			1,355,355	813	76,687				77,500
Shares issued for interest payable			4,618,993	2,772	173,648				176,420
Shares issued for retirement of
convertible debentures			1,158,838	695	49,305				50,000
Stock options granted					368,629				368,629
Foreign currency translation adjustment							21,905		21,905
Net (loss)						(2,399,604)			(2,399,604)
Balances October 31, 2006	-	-	35,612,756	$21,315	$5,442,229	$(8,241,404)	$88,183	$(15,140)	$(2,704,817)

Shares issued during the period:
Shares issued for services			623,682	374	49,520				49,894
Shares issued for interest payable			2,094,503	1,257	86,255				87,512
Shares issued for retirement of
convertible debentures			2,751,856	1,651	113,349				115,000
Stock options exercised			200,000	120	9,880				10,000
Foreign currency translation adjustment							11,567		11,567
Net profit						66,230			66,230
Balances April 30, 2007	-	-	41,282,797	$24,717	$5,701,233	$(8,175,174)	$99,750	$(15,140)	$(2,364,614)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (Restated)
For the Three and Six Months Ended April 30, 2007 and 2006

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

Net earnings (loss)	$127,701	$(480,709)	$66,230	$(1,271,204)

Other comprehensive income (loss)
Foreign currency translation adjustment	30,726	2,938	11,567	14,106

Net comprehensive income (loss)	$158,427	$(477,771)	$77,797	$(1,257,098)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited) (Restated)
For the Three and Six Months Ended April 30, 2007 and 2006

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$127,701	$(480,709)	$66,230	$(1,271,204)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	15,313	18,861	31,627	38,895
Loss on the sale of fixed assets	-	-		20,337
Compensation expense on fair market
value of options issued	-	36,076	-	36,076
Compensation expense on intrinsic
value of options issued	-	-	-	35,094
Stock issued for services	49,894	22,500	49,894	45,000
Amortization of beneficial conversion feature	-	97,632	-	195,264
Amortization of warrant discount	-	171,232	-	328,254
Derivative gain on warrants issued with debentures	1,931	(30,945)	2,029	(121,210)
Stock issued for accrued interest	-	-	87,512	-
Stock options exercised	10,000	-	10,000	-
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current assets:
Accounts receivable	(571,734)	(190,288)	(433,686)	(73,963)
Other receivables	27,932	61,594	18,706	141,432
Prepaid expenses	(23,065)	1,939	(25,506)	6,843
Inventory	(58,382)	28,566	(48,571)	3,662
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	911	25,576	(126,169)	17,195
Accrued Payroll	11,067	(22,035)	(7,292)	27,201
Accrued other	-	46,513	-	60,105
Deferred revenue	314,820	54,862	209,919	174,244
CASH USED FOR OPERATING ACTIVITIES	(93,612)	(158,626)	(165,307)	(336,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(548)	(6,099)	(1,097)	(11,800)
CASH USED FOR INVESTING ACTIVITIES	(548)	(6,099)	(1,097)	(11,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debenture	(100,000)	-	(100,000)	-
Repayment of loans	(2,222)	(2,236)	(5,001)	(4,442)

CASH USED FOR FINANCING ACTIVITIES	(102,222)	(2,236)	(105,001)	(4,442)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	43,251	(5,369)	2,038	(7,456)
NET (DECREASE) IN CASH	(153,131)	(172,330)	(269,367)	(360,473)
CASH, beginning of period	803,684	309,295	919,920	497,438
CASH, end of period	$650,553	$136,965	$650,553	$136,965

Interest paid	$4,225	$-	$5,828	$-
Taxes paid	$32,632	$-	$32,632	$-
Other non-cash investing and financing activities:
Shares issued for services	$49,894	$-	$49,894	$22,500
Shares issued for accrued interest	$-	$-	$87,512	$-
Shares issued for debt	$-	$-	$115,000	$-

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

Included in the deferred revenue balance and as per the is sums received as a result of the Master License Agreement signed with Hospitality Services Plus SA (“Swisscom”) and as filed in the 8K dated January 16, 2007. Revenue from the agreement will commence to be recognized during the 3rd quarter ending July 31, 2007 over the term of the contract which is 36 months.

NOTE G - NOTES PAYABLE TO FORMER SHAREHOLDERS OF HOTEL NET, LLC (Restated)

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

NOTE H - CONVERTIBLE DEBENTURE

In August 2005, the Company completed a private placement of convertible debentures generating gross proceeds of $2.25 million and the issuance of warrants to purchase 965,997 shares of the Company’s common stock. The convertible debentures matured in August 2006 and now bears interest of 12% payable quarterly at the option of the Company in cash or stock. The debentures and warrants are convertible into the Company's common stock at a conversion price equal to 80% of the average closing bid price of the Company's common stock for the 45 trading days preceding a conversion date.

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

The Company determined that the $1.75 million debenture was issued with a $390,529 beneficial conversion feature (“BCF”) on the date of issuance. The BCF was amortized to interest expense over the life of the debenture. For the three months ended April 30, 2007 and 2006 the Company recognized $0 and $97,632, respectively in non-cash interest expense attributable to the amortization of the BCF. For the six months ended April 30, 2007 and 2006 the Company recognized $0 and $195,264, respectively in non-cash interest expense attributable to the amortization of the BCF.

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

NOTE L - STOCK INCENTIVE PLANS (Restated)

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

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, or beginning in our second quarter ending April 30, 2006, using the Modified Prospective Method (“MPA”). Previously, the Company accounted for stock options utilizing the intrinsic value method for fixed awards under the provisions of Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under SFAS 123r, the Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants. The Company is not required to make a cumulative effect adjustment as a result of adopting the MPA of SFAS 123r. The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future. During the three and six months ended April 30, 2007, the Company did not recognize any compensation expense. During the three and six months ended April 30, 2006, the Company recognized $42,497 and $71,170, respectively, of compensation expense. The Company has recorded compensation expense of $767,017 through April 30, 2007.

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

NOTE O - CUMMULATIVE EFFECT ADJUSTMENT (Restated)

During the quarter ended April 30, 2007, we detected an error in the tax credit rate used to determine the 2004 and 2005 Provincial Research and Development Tax Credit refund.  The error was a result of the use of the 100% Canadian owned rate versus that of a foreign owned rate, which are higher and thus the amount of the eligible refund was overstated.  We have received assessments from Revenue Quebec for the errors and reflected them in these financial statements.  The effect of these assessments of $32,632 USD for 2004 and $41,068 USD for 2005 were not material individually or in aggregate of $73,700 for those periods. Pursuant to SAB 108 we are reflecting these assessments in these financial statements as an adjustment to our accumulated deficit. These amounts were previously recorded on the April 30, 2007 Statement of Operations for the three and six months ended April 30, 2007 on form 10-QSB filed with the SEC on June 14, 2007. We have eliminated the adjustment from our current period income on this form 10-QSB/A resulting in an increase to our earnings of $73,700 as these adjustments were reflected on our amended form 10-KSB/A for the year ended October 31, 2006.

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

NOTE Q - RESTATEMENT

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

2.
In the Consolidated Statements of Operations we have eliminated a $73,700 cumulative effect adjustment from our original form 10-QSB for the period ended April 30, 2007 as this adjustment was made in our form 10-KSB/A for the year ended October 31, 2006 . This adjustment is related to fiscal years 2005 ($41,068) and 2004 ($32,632) for Canadian Provincial Research and Development Tax Credits (See NOTE O above).

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

SUPERCLICK, INC.
Consolidated Balance Sheet (Unaudited) (Restated)
April 30, 2007

	(Originally
	Reported)	(Restated)	(Difference)
ASSETS
CURRENT ASSETS
Cash	$650,553	$650,553	$-
Accounts receivable, net (Notes A&B)	932,378	932,378	-
Sales tax refund receivable	40,477	40,477	-
Inventory (Note C)	142,627	142,627	-
Prepaid expenses	42,369	42,369	-
TOTAL CURRENT ASSETS	1,808,404	1,808,404	-
Fixed assets, net (Note D)	222,786	222,786	-

TOTAL ASSETS	$2,031,190	$2,031,190	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable (Note E)	$765,656	$765,656	$-
Deferred revenue (Note H)	1,012,752	1,012,752	-
Loans current portion	11,390	11,390	-
Notes payable (Note I)	371,000	371,000	-
Convertible debentures, net (Note J)	2,210,000	2,210,000	-
Debenture warrants (Note J)	2,221	2,221	-
TOTAL CURRENT LIABILITIES	4,373,019	4,373,019	-

Loans noncurrent portion	22,784	22,784	-
TOTAL LIABILITIES	4,395,803	4,395,803	-

Commitments (Note K)

STOCKHOLDERS' EQUITY (Note L)

Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 41,282,903 at April 30, 2007	24,717	24,717	-
Additional paid-in capital	5,573,634	5,701,234	127,600
Accumulated deficit	(8,047,574)	(8,175,174)	(127,600)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	99,750	99,750	-
Treasury Stock	(15,140)	(15,140)	-
TOTAL STOCKHOLDERS' EQUITY	(2,364,613)	(2,364,613)	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,031,190	$2,031,190	$-

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited) (Restated)
For the Three and Six Months Ended April 30, 2007

	Three Months Ended April 30, 2007			Six Months Ended April 30, 2007
	(Originally Reported)	(Restated)	(Difference)	(Originally Reported)	(Restated)	(Difference)

Revenue
Net Sales	$667,717	$667,717	$-	$905,502	$905,502	$-
Services	569,932	569,932	-	1,093,782	1,093,782	-
Net revenue	1,237,649	1,237,649	-	1,999,284	1,999,284	-
Cost of goods sold	549,095	549,095	-	939,738	939,738	-
Gross profit	688,554	688,554	-	1,059,546	1,059,546	-

Costs and Expenses
Selling, general & administrative	435,703	435,703	-	740,281	740,281	-
Research & development	35,515	35,515	-	73,199	73,199	-
Depreciation & amortization	15,313	15,313	-	31,627	31,627	-
Total costs and expenses	486,531	486,531	-	845,107	845,107	-

Income (loss) from operations	202,023	202,023	-	214,439	214,439	-

Other Income and (Expense)
Interest income	6,251	6,251	-	14,829	14,829	-
Interest expense	(78,642)	(78,642)	-	(161,009)	(161,009)	-
Derivative gain (loss)	(1,931)	(1,931)	-	(2,029)	(2,029)	-
Total other income and (expense)	(74,322)	(74,322)	-	(148,209)	(148,209)	-
NET INCOME (LOSS) BEFORE TAXES	127,701	127,701	-	66,230	66,230	-
Cummulative effect adjustment	(73,700)	-	73,700	(73,700)	-	73,700
NET INCOME (LOSS)	$54,001	$127,701	$73,700	$(7,470)	$66,230	$73,700

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity (Restated)
For the Year Ended October 31, 2006 and the Six Months Ended April 30, 2007 (Unaudited)

	For the Year	For the Year	For the Year	For the Six	For the Six	For the Six
	Ended	Ended	Ended	Months Ended	Months Ended	Months Ended
	October 31,	October 31,	October 31,	April 30,	April 30,	April 30,
	2006	2006	2006	2007	2007	2007
	(Originally			(Originally
	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)
Common Stock:
Shares issued for services
Shares	1,355,355	1,355,355	-	623,682	623,682	-
Amount	$813	$813	$-	$374	$374	$-
Additional paid in capital	$76,687	$76,687	$-	$49,520	$49,520	$-
Shares issued for interest payable
Shares	4,618,993	4,618,993	-	2,094,503	2,094,503	-
Amount	$2,772	$2,772	$-	$1,257	$1,257	$-
Additional paid in capital	$173,648	$173,648	$-	$86,255	$86,255	$-
Shares issued for retirement of convertible debentures
Shares	1,158,838	1,158,838	-	2,751,856	2,751,856	-
Amount	$695	$695	$-	$1,651	$1,651	$-
Additional paid in capital	$49,305	$49,305	$-	$113,349	$113,349	$-
Stock options exercised
Shares	-	-	-	200,000	200,000	-
Amount	$-	$-	$-	$120	$120	$-
Additional paid in capital	$-	$-	$-	$9,880	$9,880	$-
Stock options granted	$368,629	$368,629	$-	$-	$-	$-
Foreign Currency Translation Adjustment	$21,905	$21,905	$-	$11,567	$11,567	$-
Cumulative effect adjustment	$-	$-	$-	$-	$-	$-
Net <loss> profit	$(2,399,604)	$(2,399,604)	$-	$(7,470)	$66,230	$73,700
Prior period
Common stock amount	$17,035	$17,035	$-	$21,315	$21,315	$-
Additional paid in capital	$4,646,360	$4,773,960	$127,600	$5,314,629	$5,442,229	$127,600
Accumulated deficit	$(5,640,500)	$(5,841,800)	$(201,300)	$(8,040,104)	$(8,241,404)	$(201,300)
Accumulated other comprehensive income (loss)	$66,278	$66,278	$-	$88,183	$88,183	$-
Treasury stock	$(15,140)	$(15,140)	$-	$(15,140)	$(15,140)	$-
Total shareholder's equity	$(2,631,117)	$(2,704,817)	$(73,700)	$(2,364,613)	$(2,364,613)	$-

Total common stock
Shares	35,612,756	35,612,756	-	41,282,797	41,282,797	-
Amount	$21,315	$21,315	$-	$24,717	$24,717	$-
Additional paid in capital	$5,314,629	$5,442,229	$127,600	$5,573,633	$5,701,233	$127,600

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (Restated)
For the Three and Six Months Ended April 30, 2007 and 2006

	Three Months Ended April 30,
	2007	2007	2007	2006	2006	2006
	(Originally			(Originally
	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)

Net earnings (loss)	$54,001	$127,701	$73,700	$(480,709)	$(480,709)	$-

Other comprehensive income (loss)
Derivative gain/(loss)	(1,931)	-	1,931	30,945	-	(30,945)
Foreign currency translation adjustment	30,726	30,726	-	2,938	2,938	-

Net comprehensive income (loss)	$82,796	$158,427	$75,631	$(446,826)	$(477,771)	$(30,945)

	Six Months Ended April 30,
	2007	2007	2007	2006	2006	2006
	(Originally			(Originally
	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)

Net earnings (loss)	$(7,470)	$66,230	$73,700	$(1,271,204)	$(1,271,204)	$-

Other comprehensive income (loss)
Derivative gain/(loss)	(2,029)	-	2,029	121,210	-	(121,210)
Foreign currency translation adjustment	11,567	11,567	-	14,106	14,106	-

Net comprehensive income (loss)	$2,068	$77,797	$75,729	$(1,135,888)	$(1,257,098)	$(121,210)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited) (Restated)
For the Three and Six Months Ended April 30, 2007

	Three Months Ended April 30, 2007			Six Months Ended April 30, 2007
	(Originally Reported)	(Restated)	(Difference)	(Originally Reported)	(Restated)	(Difference)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$54,001	$127,701	$73,700	$(7,470)	$66,230	$73,700
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	15,313	15,313	-	31,627	31,627	-
Loss on the sale of fixed assets	-	-	-		-	-
Compensation expense on fair market
value of options issued	-	-	-	-	-	-
Compensation expense on intrinsic
value of options issued	-	-	-	-	-	-
Stock issued for services	49,894	49,894	-	49,894	49,894	-
Amortization of beneficial conversion feature	-	-	-	-	-	-
Amortization of warrant discount	-	-	-	-	-	-
Derivative gain on warrants issued with debentures	1,931	1,931	-	2,029	2,029	-
Stock issued for accrued interest	-	-	-	87,512	87,512	-
Stock options exercised	10,000	10,000	-	10,000	10,000	-
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current assets:
Accounts receivable	(571,734)	(571,734)	-	(433,686)	(433,686)	-
Other receivables	27,932	27,932	-	18,706	18,706	-
Prepaid expenses	(23,065)	(23,065)	-	(25,506)	(25,506)	-
Inventory	(58,382)	(58,382)	-	(48,571)	(48,571)	-
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	74,611	911	(73,700)	(52,469)	(126,169)	(73,700)
Accrued Payroll	11,067	11,067	-	(7,292)	(7,292)	-
Accrued other	-	-	-	-	-	-
Deferred revenue	314,820	314,820	-	209,919	209,919	-
CASH USED FOR OPERATING ACTIVITIES	(93,612)	(93,612)	-	(165,307)	(165,307)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(548)	(548)	-	(1,097)	(1,097)	-
CASH USED FOR INVESTING ACTIVITIES	(548)	(548)	-	(1,097)	(1,097)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debenture	(100,000)	(100,000)	-	(100,000)	(100,000)	-
Repayment of loans	(2,222)	(2,222)	-	(5,001)	(5,001)	-

CASH USED FOR FINANCING ACTIVITIES	(102,222)	(102,222)	-	(105,001)	(105,001)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	43,251	43,251	-	2,038	2,038	-
NET (DECREASE) IN CASH	(153,131)	(153,131)	-	(269,367)	(269,367)	-
CASH, beginning of period	803,684	803,684	-	919,920	919,920	-
CASH, end of period	$650,553	$650,553	$-	$650,553	$650,553	$-

SEE NOTES TO FINANCIAL STATEMENTS

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

Net Income

As a result, net income (loss) for the three months ended April 30, 2007 was $127,701 or 10.3% compared to a loss of ($480,709) or -53.0% last year for the same period.

For the six months ended April 30, 2007 the net income was $66,230 or 3.3% compared to a loss of ($1,271,204) or 81.0% for the same period last year.

Financial Condition

From inception to April 30, 2007, we incurred an accumulated deficit of $8,175,174. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the operating subsidiary.

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

The Company's Liquidity Plan

Recent operating results give rise to concerns about our ability to generate cash flow from operations sufficient to sustain ongoing viability. Net income for the three and six months ended April 30, 2007 was $127,701 and $66,230, respectively, while cash used for operations was $93,612 and $165,307, respectively.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company’s President and Chief Financial Officer (who is the principal accounting officer). No weaknesses were noted and both the President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the most recent fiscal quarter covered by this Form 10-QSB

(b)   Changes in internal controls

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