Form 10QSB/A
period 2007-07-31
SUPERCLICK INC
filed 2007-12-27
CIK 1104891

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

EXPLANATORY NOTE

This Amendment on Form 10-QSB/A to Superclick, Inc. (the "Company" or the "Registrant") Quarterly Report on Form 10-QSB for the period ended July 31, 2007 (the "Original Filing") which was filed with the Securities and Exchange Commission on August 30, 2007, is being filed to amend the Original Filing as follows:

[X] Item 1. Financial Statements. To restate financials for the three and nine months ended July 31, 2007 and 2006 to 1) Eliminate the derivative gain/(loss) in the Consolidated Statement of Comprehensive Income for all periods presented, 2) Eliminate a $73,700 cumulative effect adjustment in the Statement of Operations that was adjusted with the Company’s form 10-KSB/A for the year ended October 31, 2006, 3) Increase additional paid in capital for $127,600 of repayment of Hotel Net LLC (fiscal year 2005 acquisition) shareholders and a corresponding increase in the accumulated deficit to reflect the prior years effect of this adjustment, and 4) Reclassify $21,719 of gain on forgiveness of debt in the Statement of Cash Flows for the three and nine months ended July 31, 2007 from cash (used) provided for financing activities to cash (used) provided by operating activities.

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

TABLE OF CONTENTS
		Page

Part I

Item 1.	Financial Statements

Consolidated Balance Sheet as of July 31, 2007 (Unaudited)		3

Consolidated Statements of Operations for the three and nine
Months ended July 31, 2007 and 2006 (Unaudited)(Restated)		4

Consolidated Statements of Stockholders Equity for the year
Ended October 31, 2006 and the nine months ended
July 31, 2007 (unaudited)(Restated)		5

Consolidated Statements of Comprehensive Income (Loss)
for the three and nine months ended July 31, 2007
and 2006 (Unaudited)(Restated)		6

Consolidated Statements of Cash Flows for the
Three and nine months ended July 31, 2007
and 2006 (Unaudited)(Restated)		8

Notes to the Financial Statements (Unaudited)		9

Item 2.	Management's Discussion and Analysis	31

Item 3.	Controls and Procedures	38

	Part II - Other Information

Item 6.	Exhibits	38

Signatures		38

Item 1 - Financial Statements

SUPERCLICK, INC.
Consolidated Balance Sheet (Unaudited) (Restated)
July 31, 2007

July 31,
2007
ASSETS	(Restated)
CURRENT ASSETS
Cash	$919,183
Accounts receivable, net (Notes A&B)	868,407
Sales Tax refund receivable	38,169
Inventory, net (Note C)	240,735
Prepaid expenses	47,926
TOTAL CURRENT ASSETS	2,114,420
Fixed assets, net (Note D)	227,986

TOTAL ASSETS	$2,342,406

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note E)	$812,157
Deferred revenue (Note F)	1,392,073
Loans current portion	11,024
Notes payable (Note G)	332,600
Convertible debentures, net (Note H)	1,911,648
Debenture warrants (Note H)	44,671
TOTAL CURRENT LIABILITIES	4,504,173

Loans noncurrent portion	22,051
TOTAL LIABILITIES	4,526,224

COMMITMENTS (Note I)

STOCKHOLDERS' EQUITY (Note J)

Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 41,662,795 at July 31, 2007	24,945
Additional paid-in capital	5,739,755
Accumulated deficit	(8,050,523)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	117,145
Treasury Stock	(15,140)
TOTAL STOCKHOLDERS' EQUITY	(2,183,818)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,342,406

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited) (Restated)
For the Three and Nine Months Ended July 31, 2007 and 2006

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(Restated)		(Restated)
Revenue
Net Sales	$820,380	$410,683	$1,725,882	$1,279,428
Services	579,966	499,218	1,673,748	1,200,423
Net revenue	1,400,346	909,901	3,399,630	2,479,851
Cost of goods sold	666,547	428,728	1,606,285	1,360,040
Gross profit	733,799	481,173	1,793,345	1,119,811

Costs and Expenses
Selling, general & administrative	458,465	508,658	1,198,746	1,620,149
Research & development	43,822	32,676	117,021	144,080
Depreciation & amortization	16,510	17,531	48,137	56,426
Total costs and expenses	518,797	558,865	1,363,904	1,820,655

Income (loss) from operations	215,002	(77,692)	429,441	(700,844)

Other Income and (Expense)
Interest income	6,233	-	21,062	-
Interest expense	(75,853)	(61,444)	(236,862)	(179,352)
Loss on the sale of fixed assets	-	-	-	(20,337)
Amortization of beneficial conversion feature of convertible debentures	-	(97,632)	-	(292,896)
Amortization of deferred financing costs	-	(53,750)	-	(161,250)
Amortization of warrant discount	-	(186,729)	-	(514,983)
Gain on forgiveness of debt	21,719	-	21,719	-
Derivative gain (loss)	(42,450)	26,251	(44,479)	147,461
Total other income and (expense)	(90,351)	(373,304)	(238,560)	(1,021,357)
NET INCOME (LOSS)	$124,651	$(450,996)	$190,881	$(1,722,201)

Net income (loss) per common share:
Basic	$0.003	$(0.015)	$0.005	$(0.060)
Basic and diluted	$0.002	na	$0.003	na
Weighted average common shares outstanding:
Basic	41,500,790	29,538,414	39,990,922	28,913,839
Basic and diluted	71,182,210	na	71,861,872	na

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	na	1,273,606	na	1,273,606
Warrants	na	4,032,661	na	4,032,661
Convertible debentures	na	7,614,452	na	7,538,151

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity (Unaudited) (Restated)
For the Years Ended October 31, 2006 and the Nine Months Ended July 31, 2007

						Deficit
						Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	during the	Other		Total
	Number of		Number of		Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2005	$-	$-	$28,479,570	$17,035	$4,773,960	$(5,841,800)	$66,278	$(15,140)	$(999,666)

Shares issued during the period:
Shares issued for services			1,355,355	813	76,687				77,500
Shares issued for interest payable			4,618,993	2,772	173,648				176,420
Shares issued for retirement of
convertible debentures			1,158,838	695	49,305				50,000
Stock options granted					368,629				368,629
Foreign currency translation adjustment							21,905		21,905
Net (loss)						(2,399,604)			(2,399,604)
Balances October 31, 2006	-	-	35,612,756	$21,315	$5,442,229	$(8,241,404)	$88,183	$(15,140)	$(2,704,817)

Shares issued during the period:
Shares issued for services			823,680	494	79,150				79,644
Shares issued for interest payable			2,094,503	1,257	86,255				87,512
Shares issued for retirement of
convertible debentures			2,751,856	1,651	113,349				115,000
Stock options exercised			380,000	228	18,772				19,000
Foreign currency translation adjustment							28,962		28,962
Net profit						190,881			190,881
Balances July 31, 2007	-	-	41,662,795	$24,945	$5,739,755	$(8,050,523)	$117,145	$(15,140)	$(2,183,818)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)(Restated)
For the Three and Nine Months Ended July 31, 2007 and 2006

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

Net earnings (loss)	$124,651	$(450,996)	$117,181	$(1,722,201)

Other comprehensive income (loss)
Foreign currency translation adjustment	17,395	(3,641)	28,962	10,465

Net comprehensive income (loss)	$142,046	$(454,637)	$146,143	$(1,711,736)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited) (Restated)
For the Three and Nine Months Ended July 31, 2007 and 2006

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$124,651	$(450,996)	$117,181	$(1,722,201)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	16,510	17,531	48,137	56,426
Loss on the sale of fixed assets				20,337
Compensation expense on fair market
value of options issued		25,223		61,299
Compensation expense on intrinsic
value of options issued				35,094
Stock issued for services	29,750		79,644	45,000
Amortization of beneficial conversion feature		97,632		292,896
Amortization of warrant discount		186,729		514,983
Derivative gain on warrants issued with debentures	42,450	(26,251)	44,479	(147,461)
Stock issued for accrued interest		50,358	87,512	50,358
Gain on forgiveness of debt	(21,719)		(21,719)
Stock options exercised	9,000		19,000
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current assets:
Accounts receivable	99,844	219,746	(333,842)	144,983
Other receivables	3,849	177,680	22,555	319,912
Prepaid expenses	(3,909)	10,363	(29,415)	17,206
Inventory	(92,204)	(12,859)	(140,775)	(9,197)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(34,429)	(267,531)	(86,898)	(250,336)
Accrued Payroll	62,363	35,380	55,071	62,581
Accrued other	-	(73,680)	-	(13,575)
Deferred revenue	338,824	121,311	548,743	295,556
CASH (USED) PROVIDED BY OPERATING ACTIVITIES	574,980	110,636	409,673	(226,139)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(13,154)	(2,806)	(14,251)	(14,606)
CASH USED FOR INVESTING ACTIVITIES	(13,154)	(2,806)	(14,251)	(14,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debenture	(298,352)		(398,352)
Repayment of loans	(19,084)	(2,303)	(24,085)	(6,745)

CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(317,436)	(2,303)	(422,437)	(6,745)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	24,240	(2,064)	26,278	(9,520)
NET INCREASE (DECREASE) IN CASH	268,630	103,463	(737)	(257,010)
CASH, beginning of period	650,553	136,965	919,920	497,438
CASH, end of period	$919,183	$240,428	$919,183	$240,428

Interest paid	$76,908	$-	$82,736	$-
Taxes paid	$(3,450)	$-	$70,250	$-
Other non-cash investing and financing activities:
Shares issued for services	$29,750	$-	$96,644	$45,000
Shares issued for accrued interest	$-	$50,358	$87,512	$50,358
Shares issued for debt	$-	$-	$115,000	$-

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

On July 31, 2007, two of the notes were canceled and replaced with new notes with face amount of $70,000. The new notes do not accrue interest and are payable quarterly through October 31, 2009. Pursuant to EITF 96-19 and EITF 06-6 we concluded that there was a substantial change in the terms of the new notes due to the exchange and the Company realized a gain of $10,860 on each note, or $21,719 from the reduction of principle and interest. The three remaining July 26, 2006 notes are currently in default due to the passing of the maturity date as of January 31, 2007.

During the three months ended July 31, 2007 and 2006, the Company recognized $8,347 and $7,940, respectively of interest expense on these notes, which is reflected in interest payable. For the nine months ended July 31, 2007 and 2006, the Company recognized $24,974 and $18,209, respectively of interest expense on these notes, which is reflected in interest payable. The principle balance on these notes as of July 31, 2007 was $332,600.

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

The Company determined that the $1.75 million debenture was issued with a $390,529 beneficial conversion feature (“BCF”) on the date of issuance. The BCF was amortized to interest expense over the life of the debenture. For the three months ended July 31, 2007 and 2006 the Company recognized $0 and $97,632, respectively in non-cash interest expense attributable to the amortization of the BCF. For the nine months ended July 31, 2007 and 2006 the Company recognized $0 and $292,896, respectively in non-cash interest expense attributable to the amortization of the BCF.

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

NOTE K - WARRANTS

At July 31, 2007 the Company had 200,000 "A" Warrants and 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date

A	200,000	$ 0.60	3/30/08
Subtotal	200,000

Debenture	735,370	>or=to $0.30	7/31/2010
Debenture	230,627	>or=to $0.30	8/17/2010
Subtotal	965,997
Total	1,165,997

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

The following table summarizes the Company's stock option activity for the nine months ended July 31, 2007:

	2007
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	16,732,148	$0.05
Granted	-	-
Forfeited	(43,334)	0.54
Exercised	(380,000)	0.05
Outstanding at end of quarter	16,308,814	$0.07

Options exerciseable at quarter end	16,308,814

The following table summarizes information about the Company's stock options outstanding at July 31, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At July 31,	Contractural	Exercise	Number	Exercise
Prices	2007	Life (years)	Price	Outstanding	Price

$0.50	639,856	-	$0.50	639,856	$0.50
0.65	137,500	-	0.65	137,500	0.65
0.60	11,458	-	0.60	11,458	0.60
0.05	15,520,000	-	0.05	15,520,000	0.05

Total	16,308,814	-	$0.07	16,308,814	$0.07

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, or beginning in our second quarter ending April 30, 2006, using the Modified Prospective Method (“MPA”). Previously, the Company accounted for stock options utilizing the intrinsic value method for fixed awards under the provisions of Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under SFAS 123r, the Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants. The Company is not required to make a cumulative effect adjustment as a result of adopting the MPA of SFAS 123r. The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future. During the three and six months ended July 31, 2007, the Company did not recognize any compensation expense. During the three and six months ended July 31, 2006, the Company recognized $25,223 and $96,393, respectively, of compensation expense. The Company has recorded compensation expense of $767,017 through July 31, 2007.

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

NOTE O - CUMMULATIVE EFFECT ADJUSTMENT (Restated)

During the quarter ended April 30, 2007, we detected an error in the tax credit rate used to determine the 2004 and 2005 Provincial Research and Development Tax Credit refund.  The error was a result of the use of the 100% Canadian owned rate versus that of a foreign owned rate, which are higher and thus the amount of the eligible refund was overstated.  We have received assessments from Revenue Quebec for the errors and reflected them in these financial statements.  The effect of these assessments of $32,632 USD for 2004 and $41,068 USD for 2005 were not material individually or in aggregate of $73,700 for those periods. Since these adjustments were reflected on our amended form 10-KSB/A for the year ended October 31, 2006, they impact the beginning balances for this reporting period ended July 31, 2007. These amounts were previously recorded on the April 30, 2007 Statement of Operations for the three and six months ended April 30, 2007 on form 10-QSB filed with the SEC on June 14, 2007. Pursuant to SAB 108 we are reflecting these assessments in these financial statements as an adjustment to our accumulated deficit and our current period income for the nine months ended July 31, 2007 on this form 10-QSB/A resulting in an increase to our nine month earnings of $73,700.

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

2.
In the Consolidated Statements of Operations we have eliminated a $73,700 cumulative effect adjustment from our original form 10-QSB for the period ended July 31, 2007 as this adjustment was made in our form 10-KSB/A for the year ended October 31, 2006 . This adjustment is related to fiscal years 2005 ($41,068) and 2004 ($32,632) for Canadian Provincial Research and Development Tax Credits (See NOTE O above).

3.
In this restatement we are adjusting the 2005 consolidated statement of shareholder’s equity additional paid-in-capital by $127,600, for repayment of Hotel Net LLC (fiscal year 2005 acquisition) shareholders, from $4,646,360 at October 31, 2005 to $4,773,960 and increasing the accumulated deficit $127,600 from $5,640,500 to $5,841,800 ($127,600 and $73,700 cumulative effect adjustment (See item 2 above)).

4.
In addition to the above adjustments motivated by the SEC review we also reclassified $21,719 of gain on forgiveness of debt in the Statement of Cash Flows for the three and nine months ended July 31, 2007 from cash (used) provided for financing activities to cash (used) provided by operating activities.

SUPERCLICK, INC.
Consolidated Balance Sheet (Unaudited) (Restated)
July 31, 2007

	(Originally
	Reported)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$919,183	$919,183
Accounts receivable, net (Notes A&B)	868,407	868,407
Sales Tax refund receivable	38,169	38,169
Inventory, net (Note C)	240,735	240,735
Prepaid expenses	47,926	47,926
TOTAL CURRENT ASSETS	2,114,420	2,114,420
Fixed assets, net (Note D)	227,986	227,986

TOTAL ASSETS	$2,342,406	$2,342,406

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note E)	$812,157	$812,157
Deferred revenue (Note F)	1,392,073	1,392,073
Loans current portion	11,024	11,024
Notes payable (Note G)	332,600	332,600
Convertible debentures, net (Note H)	1,911,648	1,911,648
Debenture warrants (Note H)	44,671	44,671
TOTAL CURRENT LIABILITIES	4,504,173	4,504,173

Loans noncurrent portion	22,051	22,051
TOTAL LIABILITIES	4,526,224	4,526,224

COMMITMENTS (Note I)

STOCKHOLDERS' EQUITY (Note J)

Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 41,662,795 at July 31, 2007	24,945	24,945
Additional paid-in capital	5,612,155	5,739,755
Accumulated deficit	(7,922,923)	(8,050,523)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	117,145	117,145
Treasury Stock	(15,140)	(15,140)
TOTAL STOCKHOLDERS' EQUITY	(2,183,818)	(2,183,818)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,342,406	$2,342,406

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended July 31, 2007 and 2006

	Three Months Ended July 31, 2007			Nine Months Ended July 31, 2007
	(Originally Reported)	(Restated)	(Difference)	(Originally Reported)	(Restated)	(Difference)

Revenue
Net Sales	$820,380	$820,380	$-	$1,725,882	$1,725,882	$-
Services	579,966	579,966	-	1,673,748	1,673,748	-
Net revenue	1,400,346	1,400,346	-	3,399,630	3,399,630	-
Cost of goods sold	666,547	666,547	-	1,606,285	1,606,285	-
Gross profit	733,799	733,799	-	1,793,345	1,793,345	-

Costs and Expenses
Selling, general & administrative	461,915	458,465	(3,450)	1,202,196	1,198,746	(3,450)
Research & development	43,822	43,822	-	117,021	117,021	-
Depreciation & amortization	16,510	16,510	-	48,137	48,137	-
Total costs and expenses	522,247	518,797	(3,450)	1,367,354	1,363,904	(3,450)

Income (loss) from operations	211,552	215,002	3,450	425,991	429,441	3,450

Other Income and (Expense)
Interest income	6,233	6,233	-	21,062	21,062	-
Interest expense	(75,853)	(75,853)	-	(236,862)	(236,862)	-
Gain on forgiveness of debt	21,719	21,719	-	21,719	21,719	-
Derivative gain (loss)	(42,450)	(42,450)	-	(44,479)	(44,479)	-
Total other income and (expense)	(90,351)	(90,351)	-	(238,560)	(238,560)	-
NET INCOME (LOSS) BEFORE
CUMULATIVE ADJUSTMENT	121,201	124,651	3,450	187,431	190,881	3,450
Cumulative effect adjustment	3,450	-	(3,450)	(70,250)	-	70,250
NET INCOME (LOSS)	$124,651	$124,651	$-	$117,181	$190,881	$73,700

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity (Restated)
For the Year Ended October 31, 2006 and the Nine Months Ended July 31, 2007 (Unaudited)

	For the Year	For the Year	For the Year	For the Nine	For the Nine	For the Nine
	Ended	Ended	Ended	Months Ended	Months Ended	Months Ended
	October 31,	October 31,	October 31,	July 31,	July 31,	July 31,
	2006	2006	2006	2007	2007	2007
	(Originally			(Originally
	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)
Common Stock:
Shares issued for services
Shares	1,355,355	1,355,355	-	823,680	823,680	-
Amount	$813	$813	$-	$494	$494	$-
Additional paid in capital	$76,687	$76,687	$-	$79,150	$79,150	$-
Shares issued for interest payable
Shares	4,618,993	4,618,993	-	2,094,503	2,094,503	-
Amount	$2,772	$2,772	$-	$1,257	$1,257	$-
Additional paid in capital	$173,648	$173,648	$-	$86,255	$86,255	$-
Shares issued for retirement of convertible debentures
Shares	1,158,838	1,158,838	-	2,751,856	2,751,856	-
Amount	$695	$695	$-	$1,651	$1,651	$-
Additional paid in capital	$49,305	$49,305	$-	$113,349	$113,349	$-
Stock options exercised
Shares	-	-	-	380,000	380,000	-
Amount	$-	$-	$-	$228	$228	$-
Additional paid in capital	$-	$-	$-	$18,772	$18,772	$-
Stock options granted	$368,629	$368,629	$-	$-	$-	$-
Foreign Currency Translation Adjustment	$21,905	$21,905	$-	$28,962	$28,962	$-
Cumulative effect adjustment	$-	$-	$-	$-	$-	$-
Net <loss> profit	$(2,399,604)	$(2,399,604)	$-	$117,181	$190,881	$73,700
Prior period
Common stock amount	$17,035	$17,035	$-	$21,315	$21,315	$-
Additional paid in capital	$4,646,360	$4,773,960	$127,600	$5,314,629	$5,442,229	$127,600
Accumulated deficit	$(5,640,500)	$(5,841,800)	$(201,300)	$(8,040,104)	$(8,241,404)	$(201,300)
Accumulated other comprehensive income (loss)	$66,278	$66,278	$-	$88,183	$88,183	$-
Treasury stock	$(15,140)	$(15,140)	$-	$(15,140)	$(15,140)	$-
Total shareholder's equity	$(2,631,117)	$(2,704,817)	$(73,700)	$(2,183,818)	$(2,183,818)	$-

Total common stock
Shares	35,612,756	35,612,756	-	41,662,795	41,662,795	-
Amount	$21,315	$21,315	$-	$24,945	$24,945	$-
Additional paid in capital	$5,314,629	$5,442,229	$127,600	$5,612,155	$5,739,755	$127,600

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (Restated)
For the Three and Nine Months Ended July 31, 2007 and 2006

	Three Months Ended July 31,
	2007	2007	2007	2006	2006	2006
	(Originally			(Originally
	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)

Net earnings (loss)	$124,651	$124,651	$-	$(450,996)	$(450,996)	$-

Other comprehensive income (loss)
Derivative gain/(loss)	(42,450)	-	42,450	26,251	-	(26,251)
Foreign currency translation adjustment	17,395	17,395	-	(3,641)	(3,641)	-

Net comprehensive income (loss)	$99,596	$142,046	$42,450	$(428,386)	$(454,637)	$(26,251)

	Nine Months Ended July 31,
	2007	2007	2007	2006	2006	2006
	(Originally			(Originally
	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)

Net earnings (loss)	$117,181	$190,881	$73,700	$(1,722,201)	$(1,722,201)	$-

Other comprehensive income (loss)
Derivative gain/(loss)	(44,479)	-	44,479	147,461	-	(147,461)
Foreign currency translation adjustment	28,962	28,962	-	10,465	10,465	-

Net comprehensive income (loss)	$101,664	$219,843	$118,179	$(1,564,275)	$(1,711,736)	$(147,461)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited) (Restated)
For the Three and Nine Months Ended July 31, 2007
	Three Months Ended July 31, 2007			Nine Months Ended July 31, 2007
	(Originally Reported)	(Restated)	(Difference)	(Originally Reported)	(Restated)	(Difference)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$124,651	$124,651	$-	$117,181	$190,881	$73,700
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	16,510	16,510	-	48,137	48,137	-
Stock issued for services	29,750	29,750	-	79,644	79,644	-
Derivative gain on warrants issued with debentures	42,450	42,450	-	44,479	44,479	-
Stock issued for accrued interest				87,512	87,512	-
Stock options exercised	9,000	9,000	-	19,000	19,000	-
Gain on forgiveness of debt	-	(21,719)	(21,719)	-	(21,719)	(21,719)
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current assets:
Accounts receivable	99,844	99,844	-	(333,842)	(333,842)	-
Other receivables	3,849	3,849	-	22,555	22,555	-
Prepaid expenses	(3,909)	(3,909)	-	(29,415)	(29,415)	-
Inventory	(92,204)	(92,204)	-	(140,775)	(140,775)	-
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(34,429)	(34,429)	-	(86,898)	(160,598)	(73,700)
Accrued Payroll	62,363	62,363	-	55,071	55,071	-
Deferred revenue	338,824	338,824	-	548,743	548,743	-
CASH (USED) PROVIDED BY OPERATING ACTIVITIES	596,699	574,980	(21,719)	431,392	409,673	(21,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(13,154)	(13,154)	-	(14,251)	(14,251)	-
CASH (USED) FOR INVESTING ACTIVITIES	(13,154)	(13,154)	-	(14,251)	(14,251)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debenture	(298,352)	(298,352)	-	(398,352)	(398,352)	-
Repayment of loans	(40,803)	(19,084)	21,719	(45,804)	(24,085)	21,719

CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(339,155)	(317,436)	21,719	(444,156)	(422,437)	21,719

EFFECT OF EXCHANGE RATE CHANGES ON CASH	24,240	24,240	-	26,278	26,278	-
NET INCREASE (DECREASE) IN CASH	268,630	268,630	-	(737)	(737)	-
CASH, beginning of period	650,553	650,553	-	919,920	919,920	-
CASH, end of period	$919,183	$919,183	$-	$919,183	$919,183	$-

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

Selling, General and Administrative

Selling, General and Administrative (SG&A) expenses for the three months ended July 31, 2007 and 2006 were $458,465 or 32.7% of net revenue and $508,658 or 55.9% of net revenue, respectively. The favorable variance was $46,743 or 9.2%.

For the nine months ended July 31, 2007 and 2006 SG&A was $1,198,746 or 35.3% of net revenue and $1,620,149 or 65.3% of net revenue, respectively. The year-over-year variance was favorable at $421,403 or 26.0%.

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

Income from Operations

As a result of the above, Income from Operations for the three months ended July 31, 2007 was $215,002 or 15.4% to a loss of $77,692, or -8.5% of net revenue for the three months ended July 31, 2006.

Income from Operations for the nine months ended July 31, 2007 was $429,441 or 12.6% compared to a loss of $700,844 or -28.3% of net revenue for the nine months ended July 31, 2006.

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

For the nine months ended July 31, 2007 net income was $190,881 or 5.6% of net revenue compared to a loss of $1,722,201, or -123.0% for the same period last year.

Financial Condition

From inception to July 31, 2007, we incurred an accumulated deficit of $8,050,523. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued losses of the operating subsidiary.

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

The Company's Liquidity Plan

Historical operating results give rise to concerns about our ability to generate cash flow from operations sufficient to sustain ongoing viability. However, the Company’s operating results have improved in the current year compared to the prior year. During the current fiscal year net income for the three and nine months ended July 31, 2007 was $124,651 and $190,881, respectively, while cash provided by operations was $574,980 and $409,673, respectively.

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
Title: President and CEO