Form 10KSB
period 2007-10-31
SUPERCLICK INC
filed 2008-01-28
CIK 1104891

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 2007 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No. 333-31238

SUPERCLICK, INC.
(Exact name of registrant as specified in its charter)

Washington	52-2219677
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

10222 St-Michel BLVD., Suite 300
Montreal, Quebec, H1H 5H1
 (Address, Including Zip Code, Including Area Code, Of Registrant's mailing address in Montreal)

Registrant’s telephone number, including area code:
(514) 847-0333

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
Common Stock, par value $.0006 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the year ended October 31, 2007 were $4,782,703.

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on January 7, 2008 (based on the closing sale price of US $0.15 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $5,595,742. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding on January 7, 2008 was 42,130,806.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

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

Superclick Networks, Inc. (“SNI”) was organized on August 24, 2000, in Montreal, Quebec, Canada. SNI is a software development company in the business of providing and installing broadband high speed Internet connection equipment in hotels on a worldwide basis, and 24/7/365 customer support at it’s Montreal-based call center.

On October 6, 2003, Superclick, Inc. amended its articles of incorporation by changing the name of the Company from Grand Prix Sports, Inc. to Superclick, Inc.

Pursuant to the Share Purchase Agreement, Superclick acquired 100% of the issued and outstanding shares of SNI from its shareholders. In consideration for acquiring all of SNI’s shares Superclick issued to SNI’s shareholders 14,025,800 shares of Superclick, Inc.’s common stock. As a result of the acquisition, the former shareholders of SNI held immediately after the acquisition 71.7% of the issued and outstanding shares of the Subsidiary’s common stock. The remaining 28.3% was held by Superclick, Inc.’s shareholders. In addition, and pursuant to the Share Purchase Agreement, Superclick changed its year-end to October 31 to coincide with the year-end of SNI. In October, the Company also retroactively affected a 1 for 6 common stock split and retroactively assigned $0.0006 par value to common stock where no value had been previously stated. All share and per share amounts shown in these financial statements reflect the stock split for all periods presented.

The Company emerged from the development stage during the year ended October 31, 2005. The primary objective is to continue to expand the installed room base throughout North America, Europe, Latin America and the Caribbean, and to provide 24/7/365 customer support. At present, the Company has installed its IP management products in approximately 100,000 rooms.

In order to manage existing corporate overhead and to finance capital expenditures on installations we will continue to rely on cash advances from shareholders, as well as to seek additional debt or equity financing. We will also attempt to reduce operating expenses. However, there can be no assurance that any such additional financing will be available on terms, in amounts, or at timing acceptable to us, if available at all.

BUSINESS

Superclick provides IP-based data management solutions via its SIMS (“Superclick Internet Management System”) supported by a 24/7/365 customer support center to the hospitality market. SIMS™ is Linux-based software, typically referred to as Visitor-Based Networking (VBN) software, which manages the provisioning, and administration of Internet access over private and local area networks (“LANS”).

We market and install SIMS™ as part of a turnkey hardware and software deployment for our customers and also provide guest service support through our 24/7/365 helpdesk. SIMS™ is typically deployed with hardware which provides High Speed Internet Access (HSIA) via Ethernet, DSL, WiFi or in combination. Our SIMS™ platform has been successfully deployed in approximately 575 hotels throughout North America, Europe and the Caribbean.

Our customers include the Fairmont Raffles Hotels, Four Seasons Hotels Limited, Commonwealth Hospitality Group, InterContinental Hotels Group, Mandarin Oriental Hospitality Group, Candlewood Suites, Staybridge Suites, Comfort Inn, Crowne Plaza, Doubletree, Fairfield Inn, Four Points by Sheraton, Hampton Inn & Suites, Hilton, Holiday Inn, Hampton Inn, JW Marriott, Novotel, Quality Suites, Radisson, Residence Inn, Sheraton, Westin and Wyndham.

Business Model

Our current business model is to provide our customers with a turnkey installation of a SIMS™-based HSIA system. Customers purchase the hardware, software and installation services outright, retaining control of how the service is marketed to guests and other users, as well as any associated revenue charged. This component of our business model provides us with one-time revenue.

We also provide customers with 24/7/365 guest support services through toll-free access to our Montreal-based helpdesk. This service carries a flat fee on a per-room, per-year basis. As customers are added to our client-list, the customer support revenue grows accordingly. This provides the Company with a second source of revenue, which is recurring.

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

COMPETITION

Most of our business is awarded by hoteliers and property management companies through competitive procurements. The Internet management services industry is highly competitive and many of our competitors are larger and have greater financial resources than we do. We obtain much of our business on the basis of proposals to new and existing customers. Competition usually centers on successful past performance, technical capability, management, and price.

We have many competitors that contend for the same customers. They are competent, experienced and range in size from several hundred of thousands of dollars in annual revenue to several million of dollars in annual revenue. Many of our competitors also have significantly greater resrouces than we do. Approximately 50% of our revenue is based on one time installation type sales and we continue to look at ways to improve our recurring revenue model through service and customer support. We have achieved a level of trust with each of our clients that is comfortable, but not secure. We recognize that our niche areas are desirable to other professional service firms, and we continuously seek to improve within these niches rather than expanding to new areas.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

We believe that our intellectual property is important to our success, and we try to protect it as described above and through the maintenance of trade secrets. We feel that name brand recognition will make our products and services stand out and become the recognized name in our industry. However, the steps we take to protect our intellectual property may be inadequate. Unauthorized parties may try to disclose, obtain or use our proprietary information, which could harm our business. Others may claim that we have violated their proprietary rights or infringed on their intellectual property. Any such claims could subject us to significant liability for damages and invalidate our proprietary rights. Any efforts to protect or defend our rights could be time-consuming and costly. Other parties may also independently develop similar or competing technology.

On November 19, 2007, we filed an application for patent pursuant to the regulations of the United States Patent and Trademark Office (USPTO). The law firm of Fish & Richardson P.C. was engaged to advise and assist us with the filing.

RISK FACTORS

Interested persons should carefully consider the risks described below in evaluating our company. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock would likely decline.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology.

Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we obtain will be sufficient to meet our needs in the long term. Through October 31, 2007, a significant portion of our financing has been through private placements of common stock warrants and convertible debt. Unless our operations continue to generate significant revenues, we will continue to fund operations from cash on hand and through similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Although the Company was profitable in fiscal 2007, the need for additional equity, debt financing or the entering into a strategic alliance may be required in order to sustain operations.

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

Our revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of its common stock may decline. Factors that could cause quarterly fluctuations include:

•	the beginning and ending of significant contracts during a quarter;

•	the number, size and scope of the installation contracts;

•	maintenance contracts can create variations in revenue levels and may cause fluctuations in quarterly results;

•	fluctuations in demand for services resulting from budget cuts, project delays, cyclical downturns or similar events, including the recent economic downturn;

•	the possibility and subsequent duration of conflicts involving the United States military could cause delays in program operations related to our hospitality clients by reducing travel;

•	clients' decisions to divert resources to other projects, which may limit clients' resources that would otherwise be allocated to solutions that we provide;

•
recessionary pressures in the United States may reduce the level of travel for business and leisure, which may, in turn limit our clients’ resources that would otherwise be allocated to solutions that we provide;

•	reductions in the prices of services offered by competitors; and

•
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

We may not be able to afford additional staff to supplement these key personnel. Competition for highly skilled business, product development, technical and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. A failure on our part to retain the services of key personnel could have a material adverse effect on our operating results and financial condition. We do not maintain key man life insurance on any of our employees.

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

If we and/or our product offerings fail to perform effectively, our reputation, and therefore our competitive position and financial performance, could be harmed.

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

We have very limited assets upon which to rely for adjusting to business variations and for growing new businesses. Should we look for new funding to assist in the acquisition of other profitable businesses, it is uncertain whether such funds will be available. If we are to grow and expand our operations, we will need to raise significant amounts of additional capital. There can be no assurance that we will be successful in raising a sufficient amount of additional capital, or if we are successful, that we will be able to raise capital on reasonable terms. If we do raise additional capital, our existing shareholders may incur substantial and immediate dilution.

The sales cycle for our products is lengthy and unpredictable.

The sales cycle between an initial customer contact and execution of a contract or license agreement with a customer, or purchase of our products, can vary widely. Initially, we must educate our customers about the potential applications and benefits association with our products. In addition, changes in our customers’ budgets, or the priority they assign to control network administration and development could also affect the sales cycle.

We may be unable to promote and expand acceptance to our Media Distribution System (MDS) application.

We have invested significant resources, time and manpower into the development and commercialization of our MDS application. We do not believe that there are any directly competitive offerings in the market and as such, we are faced with a challenge to educate our clients’ to the benefits of MDS. Additionally, we are faced with the challenge of developing an attractive advertising and marketing model that for marketing firms and advertisers that will support our sales efforts into the hospitality market. Our MDS application may not be successful or we may not be able to establish a viable commercial sales model that can scale, which would have a material adverse affect on our revenues, results of operations and financial condition as we increase our investment in its development and commitment to is commercialization.

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

As of October 31, 2007, we had exercisable stock options outstanding to purchase 14,462,356 shares of common stock, warrants to purchase 1,165,997 shares of common stock, and convertible debentures convertible in accordance with a formula based on the 45 day trailing average price of our common stock. To the extent such options or warrants are exercised and convertible notes are converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of January 7, 2008, a total of 10,666,487 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

ITEM 2: DESCRIPTION OF PROPERTY

Our research and development activities and administrative offices are located in Montreal, Quebec, Canada. Superclick, Inc. does not own any real property. The following information presents certain information about our leased properties:

Location	Approximate Square Feet	Date Current Expires	Monthly Rent

10222 Boul. St-Michel Suite 300	6,750 sq. ft.	Sept. 30, 2009	US$5,699
Montreal, Quebec H1H 5H1 Canada

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the OTC Bulletin Board under the symbol "SPCK.OB". The following table lists the high and low closing price for our common stock as quoted on the OTC Bulletin Board during each quarter within the last two fiscal years.

These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Low	High
2006
First Quarter	$.07	$.22
Second Quarter	$.08	$.15
Third Quarter	$.03	$.09
Fourth Quarter	$.04	$.07

2007

First Quarter	$.04	$.07
Second Quarter	$.06	$.13
Third Quarter	$.07	$.26
Fourth Quarter	$.18	$.25

On January 7, 2008, the closing price was $0.15 for our stock.

Holders

There are approximately sixty-two (62) holders of record of common equity as of January 7, 2008.

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

During the year ended October31, 2005, the Board of Directors authorized an increase in the shares allotted under the plan to 3,500,000 shares.

During the year ended October 31, 2006, the Board of Directors authorized an increase in the shares allotted under the Plan to 30,000,000 shares. Also, during fiscal year 2006, 111,667 options were canceled due to employee terminations, 376,250 options that were out-of-the-money at $0.50 and $0.60 were exchanged for new options at $0.05 to purchase 15,523,750 shares and no options were exercised. The balance of options outstanding at the end of the year was 16,732,148. The Company granted 15,900,000 fully vested options to employees on October 30, 2006 and valued the options utilizing the Black Scholes Option Pricing Model with the following inputs: Risk-free interest rate 4.67%, Volatility 37% (here we used the standard deviation of closing share prices from November 1, 2002 through October 30, 2006, or 4 years), duration of 4 years, strike price of $.05, which yielded a per share fair market value of $.0179. The Company recognized $285,078 of compensation expense related to the 15,900,000 grants and $83,551 for previously granted options bringing the total recognized option related compensation expense for the fiscal year ended October 31, 2006 to $368,629. The Company has recorded compensation expense of $767,017 through October 31, 2006.

During the year ended October 31, 2007, 490,000 options were exercised resulting in $24,500 to the company and the issuance of 490,000 shares of common stock. An additional 230,000 options were exercised on October 31, 2007 resulting in $11,500 received with shares issued in four tranches of 57,500 per month subsequent to the fiscal year ended October 31, 2007. Also, during the year, the Company canceled 1,549,792 options (874,792 options due to employee terminations and 675,000 voluntary cancellations from upper management).

The following table summarizes the Company's stock option activity for the year ended October 31, 2007:

	2007
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	16,732,148	$0.07
Granted	-	-
Forfeited	(1,549,792)	0.05
Exercised	(720,000)	0.05
Outstanding at end of year	14,462,356	$0.07

Options exerciseable at year end	14,462,356

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

Common Stock

Private Placement and Warrant Activity

During the year ended October 31, 2005, 100,000 “A” Warrants were exercised resulting in gross proceeds of $60,000. None of these warrants were exercised during fiscal year 2006 and 2007. During fiscal year 2007, 1,899,999 of these warrants expired leaving 200,000 outstanding as of October 31, 2007.

In August of 2005, we issued $2,250,000 of convertible debentures with 965,997 warrants attached. These warrants were outstanding as of October 31, 2007.

Stock Issued for Debt Repayment

During the year ended October 31, 2006, the Company issued 4,618,993 shares of common stock in exchange for $176,420 of interest payable and 1,158,838 shares of common stock in exchange for $50,000 of principle related to the convertible debentures.

During the year ended October 31, 2007, the Company issued 2,094,503 shares of common stock in exchange for $87,512 of interest payable and 2,751,856 shares of common stock in exchange for $115,000 of principle related to the convertible debentures.

Stock issued for Services

During the year ended October 31, 2006, the Company issued 1,355,355 shares to the members of the Board of Directors for services rendered. Total value of the issuances was $77,500. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

During the year ended October 31, 2007, the Company issued 867,429 shares for services with 380,122 to directors for services rendered valued at $39,472, 75,000 shares to outside advisors valued at $17,250, 412,307 shares to our Chairman, Todd Pitcher for services rendered valued at $32,984 (See Note N) and 141,656 shares issued in November 2008 for which the Company accrued $19,832 for director compensation as of October 31, 2007 as reflected in out statement of shareholder’s equity bringing the total value of stock issued and to be issued to $109,538 during 2007. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

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

During the year ended October 31, 2007, 490,000 options were exercised resulting in $24,500 to the company and the issuance of 490,000 shares of common stock. An additional 230,000 options were exercised on October 31, 2007 with the exercise price of $11,500 received and shares issued in November 2007. Also, during the year, the Company canceled 1,549,792 options (874,792 options due to employee terminations and 675,000 voluntary cancellations from upper management).

Warrants

At October 31, 2007 the Company had 200,000 "A" Warrants and 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

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

Overview

We derive the majority of our revenue from the installation of our Superclick Internet Access Management System (SIMS) and from revenue generated from our call center. Support fees are tied to the number of rooms serviced in a client’s property. Due to our reliance on installations, variations in revenue levels may cause fluctuations in quarterly results. Factors such as a client's commitment to providing internet access to their guests, general economic and industry conditions and other issues could affect our revenue and earnings.

In addition to our North American operations, we have installations and contracts in Europe and the Caribbean. With the exception of Canadian operations, the majority of transactions in other regions are denominated using the United States dollar. However, some of our transactions are in Canadian dollars; therefore, we are exposed to currency fluctuation risks.

We continue to develop our product offering and IP management solutions, listening carefully to our customers to determine development paths that most directly meet their needs. Superclick emerged from the development stage during the fiscal year ended October 31, 2005.

Here are some of the significant milestones achieved during FY 2007:

•
March 15, 2007, launched a Technology Assessment Program (TAP) to provide its hotel customers with a better understanding of their network environment and how to provide guests with a world-class high-speed Internet access (HSIA) guest experience.

•	March 29, 2007 completed a $200,000 installation of wired and wireless high speed Internet access and management services at the historic Willard InterContinental Washington hotel in Washington DC.

•	June 5, 2007, announced a $2.1 Million support and deployment contract from large Telecom carrier.

•	October 3, 2007, announced appointment of new member to the board of Directors - Wendy Borow-Johnson.

•	October 31, 2007, prepared for full patent application for MDS.

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

At October 31, 2006 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by approximately $312,500 for the year ended October 31, 2006, assuming a tax rate of 40%.

During the year ended October 31, 2007, our U.S. based operation had net income of approximately $233,500. Upon application of the subsidiary’s NOL the remaining NOL is $5,748,198. If the Company did not have an NOL carry forward taxes payable of approximately $93,400, based on a 40% tax rate, would have been payable as of October 31, 2007.

United States Corporation Income Taxes

Year of Loss	Amount	Expiration Date
October 31, 2006	$781,283	October 31, 2026
October 31, 2005	3,969,331	October 31, 2025
October 31, 2004	898,697	October 31, 2024
October 31, 2003	53,638	October 31, 2023
December 31, 2002	45,349	December 31, 2022
	$5,748,298

The expiration dates for U.S. net operating losses (NOL) may be extendable under Section 381 of the U.S. Internal Revenue Code.

During the year ended October 31, 2007, our wholly owned Canadian subsidiary generated net income for tax purposes of approximately $948,000 CDN (approximately $997,900 USD). However, application of the subsidiary’s NOL resulted in zero tax liability as of October 31, 2007. If the Canadian subsidiary did not have an NOL carry forward approximately $320,000 would have been payable to the Federal and Provincial authorities based on a combined tax rate of approximately 32%. The subsidiary’s Federal and Provincial NOL carry forward balances as of November 1, 2007 are as follows:

Canadian Income Taxes (Stated in CAD)

Year of Loss	Federal	Provincial	Expiration Date
October 31, 2006	$221,790	$312,532	October 31, 2025
October 31, 2005	-	43,125	October 31, 2014
	$221,790	$355,657

The Company receives tax credits for research and development activities from Revenue Canada, as illustrated below. Deferred tax credits from Revenue Canada associated with its research and development activities were fully allowed for in the fiscal year ended October 31, 2006 and prior. Given the results of operations during the year ended October 31, 2007, the Company determined that it was more likely than not that the credits would be available for use, thus no valuation allowance was made for the year ended October 31, 2007. As a result, the Company has recognized approximately $74,000 USD in tax credits available for future use.
(Amounts in Canadian Dollars)	October 31, 2007

Deferred tax asset	245,467
Less: Valuation allowance	(175,151)
Net deferred tax asset	70,316

In addition, the Company receives reimbursement of research and development activities from the Province of Quebec beyond the tax credits described above. As of October 31, 2007, the Company recognized approximately $44,000 as a receivable for those research and development activities.

Results of Operations

Twelve Months Ended October 31, 2007 And 2006

Revenue

During the year ended October 31, 2007, revenue increased $836,392 or 21.2% to $4,782,703 compared to $3,946,311 for the year ended October 31, 2006. The favorable sales variance was mainly due to increases in support activity. During the year, we were able to secure and put into place support contracts with existing and newly acquired clients thus resulting in an increase in recurring support revenue.

Gross Profit

Gross profit for the year ended October 31, 2007 increased by $686,835 or 41.3% to $2,350,719 compared to $1,663,884 for the year ended October 31, 2006. Gross margin for the current year was 49.2% compared to 42.2% the previous year. The improvement in gross profit was mainly due to increased efficiency in the operation of the services department. This, along with securing more support contracts, produced favorable gross profit and margin variances.

Selling, General and Administrative

For the years ended October 31, 2007 and 2006, selling, general and administrative expenses were $1,388,927 and $2,418,059, respectively. The $1,029,132 or 42.6% favorable variance was the result of the implementation of a restructuring plan in 2006 that addressed overall SG&A costs. The plan has been successful and as a result, the business was operating more efficiently and material savings in SG&A were realized during the fiscal year ended October 31, 2007.

Research and Development

For the years ended October 31, 2007 and 2006, research and development expense was $164,614 and $282,915, respectively. The $118,301 year-over-year decrease was mainly due to the recording of SR&ED tax credits and receivable in the amount of $116,762 which reduces the expense by the same amount.

Income (Loss) from operations

The Company experienced income from operations for the year ended October 31, 2007 of $732,403 or 15.3% of net revenue compared to a loss from operations for the year ended October 31, 2006 of ($1,112,439) or (28.2%) of net revenue - a $1,844,842 or 165.8% improvement. Due to favorable variances in essentially all areas of the business, the Company reported significant operational income compared to the previous year.

Other Income and Expense

Interest expense for the years ended October 31, 2007 and 2006 was $281,308 and $266,378, respectively. The expense represents interest due on notes payable to the former shareholders of Hotel Net LLC, as well as to Chicago Venture Partners, and Superclick Co-Investment Fund as holders of our convertible debentures.

With respect to the convertible debentures, during the year ended October 31, 2006, we recognized non-cash amortization expense related to the beneficial conversion feature, deferred financing costs and warrant discount in the amount of $292,896, $161,250 and $514,983, respectively, compared to no such expense during fiscal year 2007. In addition, during the years ended October 31, 2007 and 2006, we recognized a derivative loss of $17,771 and gain of $193,006, respectively, related to the warrants which were issued in connection with the convertible debentures.

During the year ended October 31, 2007, we recognized a $357,078 gain on the forgiveness of debt related to the renegotiation of certain notes payable to the former shareholders of Hotel Net LLC, which resulted in a gain of $45,671; the forgiveness of $100,000 of our convertible debentures and, $211,407 of accounts payable which were assessed as not due.

As a result, the total other income and expense for the year ended October 31, 2007 was $85,004 income compared to an expense of ($1,287,165) the previous year.

Net Income (Loss)

The net income for the year ended October 31, 2007 was $817,407 or 17.1% of net revenue compared to a loss of ($2,399,604) or (60.8%).

Net Income (Loss) Per Common Share

For the years ended October 31, 2007, the net income per common share basic was $0.020 and $0.011 fully diluted, compared to a loss per common share of ($0.081) basic and diluted for the year ended October 31, 2006. The basic and fully diluted weighted average shares for the current fiscal year end was 40,389,388 and 72,293,556, respectively. The basic weighted average shares for the year ended October 31, 2006 was 29,755,285.

FINANCIAL CONDITION

From inception to October 31, 2007, we have incurred an accumulated deficit of $7,423,997. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued operating losses. However, in the current year we have experienced notable organic growth resulting in a larger customer base. Net revenue has grown 21.2% producing a net profit margin of 17.1% for the year ended October 31, 2007.

We have financed our operations since inception primarily through debt and equity financing. During the year ended October 31, 2007 we had a net decrease in cash of $130,329. Total cash resources as of October 31, 2007 was $789,591 compared with $919,920 at October 31, 2006.

Our available working capital and capital requirements will depend upon numerous factors, including the deployment and sale of Internet access management solutions, the timing and cost of expanding into new markets, the cost of developing competitive technologies, changes in our existing collaborative and licensing relationships, the resources that we devote to developing new products and commercializing capabilities, the status of our competitors, our ability to establish collaborative arrangements with other organizations, and our ability to attract and retain key employees.

The Company's Liquidity Plan

Recent operating results have slightly alleviated concerns about our ability to generate cash flow from operations. Net income for the year ended October 31, 2007 was $817,407 compared to a net loss of $2,399,604 for the year ended October 31, 2006 and the operations provided $686,376 of cash versus $431,673 for the year ended October 31, 2006.

During the year ended October 31, 2007, the Company has financed operations solely with cash generated through sales and the collection of its accounts receivable.

The Hotel Net LLC notes matured on January 1, 2007. Four of the five notes were canceled and replaced with new notes that do not accrue interest and mature December 31, 2009. The remaining note is anticipated to be renegotiated in the near future. The new balance for notes payable at October 31, 2007 is $283,000.

During the year ended October 31, 2007, we issued 4,846,359 shares of Common Stock in exchange for $202,512 of principle debt and accrued interest of our convertible debentures.

During the year ended October 31, 2007, we issued 867,429 shares of Common Stock in exchange for services with a total value of $89,706. Subsequent to year end we issued an additional 141,656 shares for directors services performed in fiscal 2007 for which a payable was accrued in the amount of $19,832.

Our independent registered public accountants, Bedinger and Company, have indicated that our financial statements have been prepared assuming our company will continue as a going concern. As such, Bedinger and Company has noted that our company has suffered past recurring losses from operations resulting in an accumulated deficit and significant debt that raise doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

At October 31, 2007 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

Equipment loan obligation:  Loan obligation relates to computer equipment used in our Montreal office. The loan term extends through September 28, 2009 at a rate of $1,575 per month.

At October 31, 2007, our equipment loan obligation is as follows:

2008	$15,440
2009	$20,780
$36,220

Operating lease obligations:  Operating lease obligations consist of office rental commitment for our offices in Montréal, Québec, Canada. On October 1, 2004 we began a lease for office space in Montréal. The lease extends through September 30, 2009 at a rate of $5,669 per month.

At October 31, 2007, our contractual obligations under this lease were as follows:

2008	$68,028
2009	$62,689
$130,717

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the year ended October 31, 2007. However, there can be no assurance our business will not be affected by inflation in the future.

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

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer (who is the principal accounting officer). Both evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and noted a control deficiency with respect to item (c) below.

(b)	Changes in internal controls

In accordance with Item 308 (c) of Regulation S-B, there were no changes in the Company’s internal control reporting in connection with the Company’s evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-KSB.

(c)	Restatement

In October 2007, we discovered the following items that resulted in our restatement of our 10-KSB for the year ended October 31, 2006 and our quarterly filings for the quarters ended January 31, 2007, April 30, 2007 and July 31, 2007:

1.
We have reclassified the extraordinary loss-write-off of goodwill from acquisition in the Statement of Operations for the year ended October 31, 2005 to Costs and Expenses pursuant to SFAS 142, paragraph 43. This affected the 10-KSB for the year ended October 31, 2006 only.

2.
In the Consolidated Statement of Comprehensive Income we have eliminated the derivative gain/(loss) since it is already reflected in the Statement of Operations and is not a comprehensive income item. This affected all of our aforementioned filings.

3.
In the Consolidated Statement of Cash Flows we have reclassified $225,000 of penalty interest on convertible debenture from cash flows from financing activities to cash flows from operating activities since this is a noncash expense. This affected the 10-KSB for the year ended October 31, 2006 only.

4.	We have revised our footnote related to our stock incentive plan to include all the information required by SFAS 123r, paragraphs 64 and 84. This affected all of our filings as stated above.

5.
We adjusted the 2005 consolidated statement of shareholder’s equity additional paid-in-capital by $127,600 from $4,646,360 at October 31, 2005 to $4,773,960 and increased the goodwill impairment loss by $127,600 in the consolidated statement of operations to reflect the repayment of Hotel Net LLC (fiscal year 2005 acquisition) shareholders. This effected out 10-KSB for the year ended October 31, 2006 only.

6.
In the Consolidated Balance Sheet for October 31, 2007, we included a $73,700 cumulative effect adjustment related to fiscal years 2005 ($41,068) and 2004 ($32,632) for Canadian Provincial Research and Development Tax Credits by increasing the accumulated deficit and accounts payable. Pursuant to SFAS 154 and SAB 108, we are not required to adjust our previously filed 10-KSB for this cumulative effect adjustment. However, we have elected to do so given that we are amending the October 31, 2006 10-KSB for the other items noted above. This affected all of our filings as stated above.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND ALL CONTROL PERSONS

In Compliance With Section 16(a) Of The Exchange Act As of October 31, 2007, our executive officers, directors and key employees, their positions and their ages are as follows:

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position

Todd M. Pitcher	39	Chairman of the Board

Sandro Natale	39	CEO, President and Director

Jean Perrotti	45	CFO and Principal Accounting Officer

Paul Gulyas	50	Director

George Vesnaver	50	Director

Wendy Borow-Johnson	50	Director

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

JEAN PERROTTI - CHIEF FINANCIAL OFFICER. Mr. Perrotti has been CFO and Principal Accounting Officer for our Company since November 2005. Mr Perrotti was most recently a senior consultant providing CFO assistance to a variety of industries including SOX consulting services. Before managing a successful consulting career, he held various senior financial roles including CFO of Normex Telecom Inc / Cygnal Technologies Inc a leading Canadian provider of network communication solutions. Prior to joining Cygnal, Mr. Perrotti held Controllership positions with a food ingredient manufacturer and a fashion belt manufacturer. Mr. Perrotti began his career as a financial auditor with a public accounting firm situated in Montreal. Mr. Perrotti holds a Bachelor Degree of Commerce from Concordia University, is a member of the Order of Certified General Accountants of Canada, a member of the Association of Certified Design Accountants, an accredited member of the Guild of Industrial, Commercial and Institutional Accountants, a member of the European Accounting Association and an affiliate member of the Association of International Accountants.

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

WENDY BOROW-JOHNSON - Ms. Borow-Johnson currently serves as President of Media for Boomj.com Inc., a lifestyle and social network portal for Baby-Boomers and Generation Jonesers. Previously, she was President of Healthy Living Channel and served as the Senior Vice President of The Networks Group of Turner Media Group, Inc. She has won NY Film Festival Gold and Silver Medals, The International Medical Film Festival’s Freddie Award, the PRSA’s Golden Anvil and was awarded the Women in Communications Sky Award as well as being honored with the American Medical Writers Alvarez Award.

16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended October 31, 2007.

ITEM 10.EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2007 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of Superclick, Inc. received compensation in excess of $100,000 during fiscal year 2007.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Sandro Natale, CEO	2007	$150,259		—	—	(900,000)	—	—
	2006	$143,787	—	—	—	4,500,000	—	—
	2005	$141,391	—	—	—	—	—	—

Jean Perrotti, CFO	2007	$109,008	$27,252	—	—	(600,000)	—	—
	2006	$103,365	$32,065	—	—	3,000,000	—	—
	2005	—	—	—	—	—	—	—

OPTIONS AND STOCK APPRECIATION RIGHTS

During the year ended October 31, 2007 no options or stock appreciation rights were granted.

The Company has recorded option compensation expense of $767,017 from inception through October 31, 2007.

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

During the year ended October 31, 2007, the Company issued 380,122 shares to directors for services rendered valued at $39,472 and accrued an additional $19,832 which 141,656 shares of common stock were issued in November 2008. Value for shares issued for services is based on fair market value of our stock on the date of issuance. The following table shows director compensation earned during the year ended October 31, 2007:

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total

Chirag Patel	-	$11,731	-	-	-	-	$11,731
Paul Gulyas	-	$17,907	-	-	-	-	$17,907
George Vesnaver	-	$17,907	-	-	-	-	$17,907
Todd Pitcher	-	$9,426	-	-	-	-	$9,426
Wendy Borow-Johnson	-	$2,333	-	-	-	-	$2,333
Total	-	$59,304	-	-	-	-	$59,304

From inception through October 31, 2007, the Company has issued 2,110,650 shares to our directors under this stock incentive plan.

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

Options Exercised In Last Fiscal Year And Fiscal Year-End Option Values

During the year ended October 31, 2007, (1) 490,000 options were exercised resulting in $24,500 to the company and the issuance of 490,000 shares of common stock; (2) 230,000 options were exercised on October 31, 2007 resulting in $11,500 receivable and shares issued post fiscal year end.; (3) the Company canceled 1,549,792 options (874,792 options due to employee terminations and 675,000 voluntary cancellations from upper management), and (4) Upper management transferred 1,575,000 options already issued in their names to the holder of our convertible debentures resulting in the reduction of $100,000 of principle of our convertible debentures.

As of October 31, 2006, the Company had 14,462,356 outstanding options all of which were exercisable. The value to the company of the exercisable options based on their actual strike prices is $956,053.

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

EMPLOYMENT AGREEMENTS

SANDRO NATALE - Mr. Natale's employment with us is governed by an employment agreement entered into between he and Superclick, Inc. The agreement provides for term of employment that may be extended for additional one (1) year periods. Mr. Natale was entitled to receive a base salary equal to CDN $120,000 plus 2% commission over-ride on new sales.

JEAN PERROTTI Mr. Perrotti's employment with us is governed by an employment agreement entered into between he and Superclick, Inc. The agreement provides for term of employment that may be extended for additional one (1) year periods. Mr. Perrotti was entitled to receive a base salary equal to CDN $120,000 and bonus based on certain thresholds being met.

ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 31, 2007, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 10222 St-Michel BLVD., Suite 300
Montreal, Quebec, H1H 5H1.

Name	Shares Beneficially Owned	Percent of Class
Sandro Natale (Canada)	6,589,430	9.82%

Jean Perrotti (Canada)	2,400,000	3.58%

Todd M. Pitcher	823,540	*

George Vesnaver (Canada)	447,168	*

Paul Gulyas (Canada)	424,068	*

Wendy Borow-Johnson	0	*

All Officers and Directors as a Group	10,684,206	15.92%

(*) means less than 1.0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Pitcher, Chairman of our company, provides consulting services to us in exchange for monthly compensation of $5,000 plus related expenses. Mr. Pitcher is also President of Comprehensive Communications LLC who provides us with business services support.

Mrs. Papapico, Director of Operations, is the spouse of Mr. Natale, Chief Executive Officer of the Company. Mrs. Natale earns an annual salary of $80,000 Canadian dollars.

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

10.1 2004 Incentive Stock Option Plan dated April 8, 2004 (Incorporated by reference filed with the Company's Form 8-K on May 7, 2002 as Exhibit 4.1)

10.2 Completion of acquisition of Hotel Net (Incorporated by reference filed with the Company’s Form 8-K/A on October 21, 2005).

10.3 Employment Agreement dated November 11, 2005 between the registrant and Jean Perrotti (Incorporated by reference filed with the Company’s Form 8-K on November 14, 2005).

10.4 Amendment to 2004 Stock Incentive Plan dated October 30, 2006 (Incorporated by reference filed with the Company’s Form 8-K on November 13, 2006).

10.5 Hospitality Services Plus SA (“Swisscom”) (Incorporated by reference filed with the Company's Form 8-K on February 16, 2007).

10.6 Retirement of employee stock options (Incorporated by reference filed with the Company's Form 8-K on November 7, 2007).

10.7 Appointment of Wendy Borrow Johnson as director (Incorporated by reference filed with the Company’s Form 8-K on October 3, 2007).

13.1 Annual report to shareholders for the fiscal year ended October 31, 2006 (Incorporated by reference filed as form 10KSB on January 30, 2007).

13.2 Quarterly report to shareholders for quarter ended January 31, 2007 (Incorporated by reference filed as form 10QSB on March 8, 2007).

13.3 Quarterly report to shareholders for quarter ended April 30, 2007 (Incorporated by reference filed as Form 10QSB on June 14, 2007).

13.3 Quarterly report to shareholders for quarter ended July 31, 2007 (Incorporated by reference filed as Form 10QSB on August 30, 2007).

17.1 Departure of Chirag Patel as director (Incorporated by reference filed with the Company’s Form 8-K on October 3, 2007).

20.1 Quarterly financial update via conference call (Incorporated by reference filed with the Company’s Form 8-K on March 16, 2007).

20.2 Annual letter to shareholders (Incorporated by reference filed with the Company’s Form 8-K on April 3, 2007).

20.3 Annual Shareholder Meeting presentation (Incorporated by reference filed with the Company’s Form 8-K on April 13, 2007).

20.4 Quarterly financial update via conference call (Incorporated by reference filed with the Company’s Form 8-K on June 20, 2007).

20.5 Quarterly financial update via conference call (Incorporated by reference filed with the Company’s Form 8-K on September 123, 2007).

23.1 Consent of Independent Public Accountant, dated January 7, 2008.

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

The aggregate fees billed for professional services rendered by Bedinger & Company for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2007 were $72,840. Additionally, Bedinger & Company has charged $3,950 for tax preparation services for fiscal year 2007.

(2)	Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Bedinger & Company for fiscal years 2007.

(3)	Audit Work Attributed to Persons Other than Bedinger & Company’s Full-time, Permanent Employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 7, 2008	Superclick, Inc.

	By:	/s/ Sandro Natale
Sandro Natale
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sandro Natale	Chief Executive Officer	January 7, 2008
Sandro Natale

/s/ Jean Perrotti Jean Perrotti	Chief Financial Officer and Principle Accounting Officer	January 7, 2008

BOARD OF DIRECTORS

/s/ Todd M. Pitcher	Chairman and Secretary	January 7, 2008
Todd M. Pitcher

/s/ Sandro Natale	Director	January 7, 2008
Sandro Natale

/s/ Paul Gulyas	Director	January 7, 2008
Paul Gulyas

/s/ Wendy Borow-Johnson	Director	January 7, 2008
Wendy Borow-Johnson

/s/ George Vesnaver	Director	January 7, 2008
George Vesnaver

SUPERCLICK, INC.

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2007 AND 2006

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-2

Consolidated Statements of Operations and Accumulated Deficit	F-3

Consolidated Statement of Stockholders’ Equity	F-4

Consolidated Statements of Comprehensive Income (Loss)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to the Financial Statements	F-7-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Superclick, Inc.

We have audited the accompanying consolidated balance sheet of Superclick, Inc. (the “Company”), as of October 31, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for the years ended October 31, 2007 and October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superclick, Inc. as of October 31, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for the years ended October 31, 2007 and October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has an accumulated capital deficit and significant debt that raise substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bedinger & Company
Certified Public Accountants Concord, California January 7, 2008

SUPERCLICK, INC.
Consolidated Balance Sheet
October 31, 2007

ASSETS
CURRENT ASSETS
Cash	$789,591
Accounts receivable, net (Notes A&B)	834,813
Tax refund receivable (Note M)	44,060
Inventory, net (Note C)	177,642
Other current assets	24,545
TOTAL CURRENT ASSETS	1,870,651
Fixed assets, net (Note D)	248,285
Defered tax asset, net (Note M)	73,692
TOTAL ASSETS	$2,192,628

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note E)	$553,808
Deferred revenue (Note F)	1,450,934
Loans current portion	15,440
Notes payable (Note G)	283,000
Convertible debentures, net (Note H)	1,521,647
Debenture warrants (Note H)	17,963
TOTAL CURRENT LIABILITIES	3,842,792

Loans noncurrent portion	20,780
TOTAL LIABILITIES	3,863,572

COMMITMENTS (Note I)

STOCKHOLDERS' EQUITY (Note J)
Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 41,816,544 at October 31, 2007	25,631
Common stock payable	31,332
Subscriptions receivable	(11,500)
Additional paid-in capital	5,754,632
Accumulated deficit	(7,423,997)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	(31,902)
Treasury stock	(15,140)
TOTAL STOCKHOLDERS' EQUITY	(1,670,944)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,192,628

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations
For the Years Ended October 31, 2007 and 2006

	Year Ended October 31,
	2007	2006
Revenue
Net sales	$2,468,218	$2,272,013
Services	2,314,485	1,674,298
Net revenue	4,782,703	3,946,311
Cost of goods sold	2,431,984	2,282,427
Gross profit	2,350,719	1,663,884

Costs and Expenses
Selling, general & administrative	1,388,927	2,418,059
Research & development	164,614	282,915
Depreciation & amortization	64,775	75,349
Total costs and expenses	1,618,316	2,776,323

Income (loss) from operations	732,403	(1,112,439)

Other Income and (Expense)
Interest income	27,005	673
Interest expense	(281,308)	(266,378)
Penalty interest on convertible debenture	-	(225,000)
Loss on the sale of fixed assets	-	(20,337)
Amortization of beneficial conversion feature of convertible debentures	-	(292,896)
Amortization of deferred financing costs	-	(161,250)
Amortization of warrant discount	-	(514,983)
Gain on forgiveness of debt	357,078	-
Derivative gain (loss)	(17,771)	193,006
Total other income and (expense)	85,004	(1,287,165)
NET INCOME (LOSS)	$817,407	$(2,399,604)

Net income (loss) per common share:
Basic	$0.020	$(0.081)
Basic and diluted	$0.011	na
Weighted average common shares outstanding:
Basic	40,389,388	29,755,285
Basic and diluted	72,293,556	na

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	na	1,338,121
Warrants	na	965,997
Convertible debentures	na	14,055,335

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholders' Equity
For the Years Ended October 31, 2007 and 2006

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of			Additional Paid-in	Accumulated	Other Comprehensive	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Income (loss)	Stock	Equity
BALANCES October 31, 2005	-	-	28,479,570	$17,035	$-	$4,773,960	$(5,841,800)	$66,278	$(15,140)	$(999,666)

Shares issued during the period:
Shares issued for services			1,355,355	813		76,687				77,500
Shares issued for interest payable			4,618,993	2,772		173,648				176,420
Shares issued for retirement
of convertible debentures			1,158,838	695		49,305				50,000
Stock options granted						368,629				368,629
Foreign Currency Translation Adjustment								21,905		21,905
Net <loss> profit							(2,399,604)			(2,399,604)
BALANCES October 31, 2006	-	-	35,612,756	$21,315	$-	$5,442,229	$(8,241,404)	$88,183	$(15,140)	$(2,704,817)

Shares issued during the period:
Shares issued for services			867,429	520	19,832	89,186				109,538
Shares issued for interest payable			2,094,503	1,257		86,255				87,512
Shares issued for retirement
of convertible debentures			2,751,856	1,651		113,349				115,000
Stock options exercised			490,000	888	11,500	23,612				36,000
Foreign Currency Translation Adjustment								(120,085)		(120,085)
Net <loss> profit							817,407			817,407
BALANCES October 31, 2007	-	-	41,816,544	$25,631	$31,332	$5,754,632	$(7,423,997)	$(31,902)	$(15,140)	$(1,659,444)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended October 31, 2007 and 2006

	Year Ended October 31,
	2007	2006
Net earnings (loss)	$817,407	$(2,399,604)

Other comprehensive income (loss)
Foreign currency translation adjustment	(120,085)	21,905

Net comprehensive income (loss)	$697,322	$(2,377,699)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2007 and 2006

	Years Ended October 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$817,407	$(2,399,604)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	64,775	75,349
Loss on the sale of fixed assets	-	20,337
Compensation expense on fair market value of options issued	-	333,535
Compensation expense on intrinsic value of options issued	-	35,094
Stock issued for services	109,538	77,500
Amortization of beneficial conversion feature	-	292,896
Amortization of warrant discount	-	514,983
Derivative gain on warrants issued with debentures	17,771	(193,006)
Stock issued for accrued interest	87,512	176,420
Penalty interest on convertible debenture	-	225,000
Gain on forgiveness of debt	(357,078)	-
Deferred taxes	(68,673)	-
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES:
(Increase) decrease in current assets:
Accounts receivable	(203,312)	374,780
Other receivables	21,401	124,459
Prepaid expenses	(2,182)	185,122
Inventory	(54,630)	26,623
Other assets	-	40,648
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(247,659)	(156,336)
Accrued payroll	31,556	73,020
Accrued other	-	(27,412)
Deferred revenue	445,449	632,265
CASH (USED) PROVIDED BY OPERATING ACTIVITIES	661,875	431,673
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(23,906)	(20,476)
CASH USED FOR INVESTING ACTIVITIES	(23,906)	(20,476)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party notes payable	-	21,000
Repayment of convertible debenture	(688,352)	-
Repayment of loans	(50,559)	(9,040)
Stock options exercised	24,500	-
CASH USED FOR FINANCING ACTIVITIES	(714,411)	11,960
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(53,887)	(675)
NET INCREASE (DECREASE) IN CASH	(130,329)	422,482
CASH, beginning of period	919,920	497,438
CASH, end of period	$789,591	$919,920
Interest paid	$131,513	$10,693
Taxes paid	$-	$-
Other non-cash investing and financing activities:
Shares issued for services	$96,644	$77,500
Shares issued for accrued interest	$87,512	$176,420
Shares issued for debt	$115,000	$50,000

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization (Continued)

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

The Company expenses all advertising as incurred. For the three months ended October 31, 2007 and 2006, the Company incurred approximately $118,666 and $76,767, respectively in marketing and advertising expense.

Earnings per common share

The Company follows Statement of Financial Accounting Standards No. 128 which requires the reporting of both basic and diluted earnings (loss) per share. Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the “treasury stock” method and convertible securities using the "if-converted" method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss per share for the year ended October 31, 2006 as the affect would be anti-dilutive.

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

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

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4 of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that this accounting pronouncement will have a material impact on their financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156 ("FAS 156"), "Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140." Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of accounting standards (Continued)

accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. The Company does not believe that this accounting pronouncement will have a material impact on their financial position or results of operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to the accumulated other comprehensive income in shareholders’ equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company does not believe that this accounting pronouncement will have a material impact on their financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of accounting standards (Continued)

recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company is currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. For the year ended October 31, 2007, three customers individually accounted for 32% (11%, 11% and 10%) of accounts receivable. For the year ended October 31, 2006, three customers individually accounted for 45% (19%, 14% and 12%) of accounts receivable.

During the year ended October 31, 2007, the Company’s two largest customers accounted for 28% (16% and 12%) of sales. During the year ended October 31, 2006, the Company’s largest customer accounted for 12% of sales.

For the year ended October 31, 2007 and 2006, approximately 28% and 25%, respectively of the Company's net sales were made to customers outside the United States.

The Company has been dependent on third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment. For the years ended October 31, 2007 and 2006, the Company’s single and four largest suppliers accounted for 10% and 53% of product and service purchases, respectively. The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms.

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at October 31, 2007, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Share-Based Compensation

The Company adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R), which requires the Company to recognize expense related to the fair value of share-based compensation awards as of the beginning of the second quarter in fiscal 2006. Management elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated the Company’s financial results for prior periods. See Note L for further information.

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

NOTE B - ACCOUNTS RECEIVABLE

The accounts receivable balance of $834,813 as of October 31, 2007 is reported net of an allowance for doubtful accounts of $56,848.

NOTE C - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at October 31, 2007.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE C - INVENTORY (Continued)

Computer equipment	$198,009
Allowance for obsolete inventory	(20,367)
$177,642

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2007:

Computer hardware	$218,860
Furniture & fixtures	164,521
Computer software	110,839
Leasehold improvements	36,974
Fabrication mold and dye	23,950
555,144
Accumulated depreciation	(306,859)
Fixed assets, net	$248,285

Depreciation expense for the years ended October 31, 2007 and 2006 was $64,775 and $75,349, respectively.

NOTE E - ACCOUNTS PAYABLE

Accounts payable and accrued expenses at October 31, 2007 consisted of $329,045 in trade payables, $26,885 related to professional fees, $13,985 of accrued interest and $183,894 of accrued payroll of which $42,614 and $45,517 are due to the CEO and CFO, respectively.

NOTE F - DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed. As of October 31, 2007, the deferred revenue balance of $1,450,934 consisted of $574,230 related to support and maintenance and $876,704 related to customer deposits for future hardware installations and to the sale of a master license agreement which will be amortized over its term of thirty six (36) months commencing August 2007.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE F - DEFERRED REVENUE (Continued)

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

The notes matured on January 1, 2006. On July 26, 2006, the notes were canceled and replaced with new convertible notes that accrue interest at the rate of nine percent (9%) per annum, mature January 1, 2007 and are convertible into shares of common stock at a conversion price of $.03. $21,000 of accrued interest on the former notes was added to the principle of the new notes at that time.

During the year ended October 31, 2007, four of the notes were canceled and replaced with new notes with face amount of $70,000. The new notes do not accrue interest and are payable quarterly through December 31, 2009. Pursuant to EITF 96-19 and EITF 06-6 we concluded that there was a substantial change in the terms of the new notes due to the exchange and the Company realized a gain of $45,671 from the reduction of principle and interest. The interest, if imputed, would immaterial to these financial statements taken as a whole. The one remaining July 26, 2006 note is currently in default due to the passing of the maturity date as of January 31, 2007.

During the year ended October 31, 2007 and 2006, the Company recognized $28,889 and $29,325, respectively of interest expense on these notes. The principle balance on these notes as of October 31, 2007 was $283,000.

NOTE H - CONVERTIBLE DEBENTURE

In August 2005, the Company completed a private placement of convertible debentures generating gross proceeds of $2.25 million and the issuance of warrants to purchase 965,997 shares of the Company’s common stock. The convertible debentures matured in August 2006 and now bear interest of 12% payable quarterly at the option of the Company in cash or stock.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE H - CONVERTIBLE DEBENTURE (Continued)

The debentures and warrants are convertible into the Company's common stock at a conversion price equal to 80% of the average closing bid price of the Company's common stock for the 45 trading days preceding a conversion date.

The issuance costs related to the convertible debentures of approximately $215,000 in cash were capitalized and amortized as other expense over the life of the debt. For the year ended October 31, 2007 and 2006, the Company recognized expense of $0 and $161,250, respectively.

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants had a value of $17,963 at October 31, 2007 based on our reassessment by applying the Black-Scholes option-pricing model using the following assumptions: expected term 2.75 years, exercise price $0.30, spot price $0.19, volatility 31.9%, risk free rate 4.29%, and zero dividend yield. For the year ended October 31, 2007 and 2006, the Company recognized a derivative loss of $17,771 and gain of $193,006, respectively.

The initial warrant discount of $658,973 to the debenture was amortized over the term of the debenture. During the year ended October 31, 2007, and 2006, the Company recognized $0 and $514,983, respectively, in non-cash interest expense related to the warrant discount.

The Company determined that the $1.75 million debenture was issued with a $390,529 beneficial conversion feature (“BCF”) on the date of issuance. The BCF was amortized to interest expense over the life of the debenture. For the year ended October 31, 2007 and 2006 the Company recognized $0 and $292,896, respectively in non-cash interest expense attributable to the amortization of the BCF.

Debenture Interest

During the years ended October 31, 2007 and 2006, the Company incurred $255,259 and $225,781 in interest expense related to the convertible debentures.

During the year ended October 31, 2007, the Company repaid $264,782 by issuing 2,094,503 in exchange for $87,512 and making cash payments totaling $177,270. As of October 31, 2007, there is $0 of interest due on the convertible debentures.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE H - CONVERTIBLE DEBENTURE (Continued)

Debenture Principle

During the year ended October 31, 2007, the Company retired $903,381 of debenture principle. Of the $903,381, $115,000 was exchanged for the issuance of 2,751,856 shares of common stock, $688,352 was paid in cash and $100,000 was forgiven due to the transfer of 1,575,000 already issued stock options that were originally issued in fiscal year 2006 to members of top management.

NOTE I - COMMITMENTS

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $5,699 per month. The Company also financed computer equipment and the loan term extends through September 28, 2009 at a rate of $1,575 per month. At October 31, 2007, our contractual obligations under these commitments were as follows:

Year Ended October 31,

	Rent	Equipment	Total
2008	$68,028	$15,440	$83,468
2009	62,689	20,780	83,469
	$130,717	$36,220	$166,937

During the year ended October 31, 2007 and 2006, the Company incurred $64,548 and $64,514, respectively in rent expense.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE J - PREFERRED AND COMMON STOCK

Preferred and Common Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock and 175,000,000 shares of $.0006 par value common stock available for issuance. No preferred shares have been issued as of October 31, 2007.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE J - PREFERRED AND COMMON STOCK (Continued)

Common Stock Issued for Debt Repayment

During the year ended October 31, 2006, the Company issued 4,618,993 shares of common stock in exchange for $176,420 of interest payable and 1,158,838 shares of common stock in exchange for $50,000 of principle related to the convertible debentures.

During the year ended October 31, 2007, the Company issued 2,094,503 shares of common stock in exchange for $87,512 of interest payable and 2,751,856 shares of common stock in exchange for $115,000 of principle related to the convertible debentures.

Common Stock Issued for Services

During the year ended October 31, 2006, the Company issued 1,355,355 shares to the members of the Board of Directors for services rendered. Total value of the issuances was $77,500. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

During the year ended October 31, 2007, the Company issued 867,429 shares for services with 380,122 to directors for services rendered valued at $39,472, 75,000 shares to outside advisors valued at $17,250, 412,307 shares to our Chairman, Todd Pitcher for services rendered valued at $32,984 (See Note N) and 141,656 shares issued in November 2008 for which the Company accrued $19,832 for director compensation as of October 31, 2007 as reflected in out statement of shareholder’s equity bringing the total value of stock issued and to be issued to $109,538 during 2007. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

Common Stock Options

On October 30, 2006 the Board of Directors increased the employee stock option pool established by the employee stock option plan to 30,000,000 from 3,500,000 (See Note L).

During the year ended October 31, 2006, 111,667 options were canceled due to employee terminations, 376,250 options were exchanged for new options, 15,523,750 shares were granted and no options were exercised. The balance of options outstanding at the end of the year was 16,732,148. The Company granted 15,900,000 fully vested options to employees on October 30, 2006. Of the 15,900,000 grants, 376,250 represent new shares issued in place of previously granted shares. The Company recognized $285,078 of compensation expense related to the 15,900,000 grants and $83,551 for previously granted options bringing the total recognized option related compensation expense for the fiscal year ended October 31, 2006 to $368,629.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE J - PREFERRED AND COMMON STOCK (Continued)

Common Stock Options (Continued)

During the year ended October 31, 2007, 490,000 options were exercised resulting in $24,500 to the company and the issuance of 490,000 shares of common stock. An additional 230,000 options were exercised on October 31, 2007 with the exercise price of $11,500 received and shares issued in November 2007. Also, during the year, the Company canceled 1,549,792 options (874,792 options due to employee terminations and 675,000 voluntary cancellations from upper management).

NOTE K - WARRANTS

At October 31, 2007 the Company had 200,000 "A" Warrants and 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date

A	200,000	$0.60	3/30/08
Subtotal	200,000

Debenture	735,370	>or=to $0.30	7/31/2010
Debenture	230,627	>or=to $0.30	8/17/2010
Subtotal	965,997
Total	1,165,997

During the year ended October 31, 2006, no warrants were issued or exercised and 966,665 “B” Warrants expired.

During the year ended October 31, 2007, no warrants were issued or exercised and 1,899,999 Warrants expired.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE L - STOCK INCENTIVE PLANS

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

During the year ended October 31, 2006, the Board of Directors authorized an increase in the shares allotted under the Plan to 30,000,000 shares. Also, during fiscal year 2006, 111,667 options were canceled due to employee terminations, 376,250 options that were out-of-the-money at $0.50 and $0.60 were exchanged for new options at $0.05 to purchase 15,523,750 shares and no options were exercised. The balance of options outstanding at October 31, 2006 was 16,732,148. The Company granted 15,900,000 fully vested options to employees on October 30, 2006 and valued the options utilizing the Black Scholes Option Pricing Model with the following inputs: Risk-free interest rate 4.67%, Volatility 37% (here we used the standard deviation of closing share prices from November 1, 2002 through October 30, 2006, or 4 years), duration of 4 years, strike price of $.05 and spot price of $.05, which yielded a per share fair market value of $.0179. Of the 15,900,000 grants, 376,250 represent new shares issued in place of previously granted shares which were deeply out-of-the-money and cancelled in conjunction with the new grants. The Company recognized $285,078 of compensation expense related to the 15,900,000 grants and $83,551 for previously granted options bringing the total recognized option related compensation expense for the fiscal year ended October 31, 2006 to $368,629. The Company has recorded compensation expense of $767,017 through October 31, 2006.

During the year ended October 31, 2007, 490,000 options were exercised resulting in $24,500 to the company and the issuance of 490,000 shares of common stock. An additional 230,000 options were exercised on October 31, 2007 with the exercise price of $11,500 received and shares issued in November 2007. Also, during the year, the Company canceled 1,549,792 options (874,792 options due to employee terminations and 675,000 voluntary cancellations from upper management).

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE L - STOCK INCENTIVE PLANS (Continued)

The 2004 Incentive Stock Option Plan (Continued)

The following table summarizes the Company's stock option activity for the year ended October 31, 2007:

	2007
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	16,732,148	$0.05
Granted	-	-
Forfeited	(1,549,792)	0.05
Exercised	(720,000)	0.05
Outstanding at end of quarter	14,462,356	$0.07
Options exerciseable at quarter end	14,462,356

The following table summarizes information about the Company's stock options outstanding at October 31, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At October 31,	Contractural	Exercise	Number	Exercise
Prices	2007	Life (years)	Price	Outstanding	Price

$0.50	589,856	-	$0.50	589,856	$0.50
0.65	137,500	-	0.65	137,500	0.65
0.05	13,735,000	-	0.05	13,735,000	0.05
Total	14,462,356	-	$0.07	14,462,356	$0.07

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, or beginning in our second quarter of fiscal year 2006 ending April 30, 2006, using the Modified Prospective Method (“MPA”). Previously, the Company accounted for stock options utilizing the intrinsic value method for fixed awards under the provisions of Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under SFAS 123r, the Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants. The Company is not required to make a cumulative effect adjustment as a result of adopting the MPA of SFAS 123r. The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future. During the year ended October 31, 2007, the Company did not recognize any compensation expense. During the year ended October 31, 2006, the Company recognized net compensation expense of $368,629 including $394,313 of compensation expense and forfeitures of $25,684. The Company has recorded compensation expense of $767,017 through October 31, 2007.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE L - STOCK INCENTIVE PLANS (Continued)

The 2004 Incentive Stock Option Plan (Continued)

Pursuant to SFAS No. 123r, paragraph 84, the following information is provided for those periods where share-based payment arrangements with employees are accounted for under the intrinsic value method of Opinion 25, which includes the first quarter of fiscal year 2006, or January 31, 2006. If the compensation cost for this plan had been determined based on the fair value at the grant dates for awards consistent with the fair-value method of SFAS Statement 123, the pro forma effect on the Company's net loss per share for the year ended October 31, 2006 would have been:

Year Ended
October 31, 2006

Net loss as reported	($2,399,604)

Pro forma	($2,451,379)

Net loss per share, as reported	($0.081)

Pro forma	($0.082)

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE L - STOCK INCENTIVE PLANS (Continued)

The 2004 Incentive Stock Option Plan (Continued)

The following table illustrates the effect of implementing SFAS 123r compared to APB 25 for the year ended October 31, 2006:

	FAS 123r	APB 25	Difference
Loss from continuing operations	$(1,112,439)	$(791,734)	$320,705
Loss before income taxes	(2,399,604)	(2,078,899)	$320,705
Net income	(2,399,604)	(2,078,899)	$320,705

Cash used for operating activities	206,673	(114,032)	$(320,705)
Cash used for financing activities	11,960	11,960	$-

Earnings per share	$(0.011)	$(0.070)	$(0.059)

The following information is provided in accordance with SFAS No. 123r, Share-Based payment, paragraph 84. If the compensation cost for this plan had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123r, the pro forma effect on the Company's net income (loss) per share for the years ended October 31, 2007 and 2006 would have been:

	Year Ended October 31,
	2007	2006
Net income (loss) as reported	$817,407	($2,399,604)
Recognized fair value compensation cost expensed under SFAS 123r	-	(333,535)
Recognized intrinsic value compensation cost expensed under APB 25	-	(35,094)
Total recognized compensation expense related to this option plan	-	(368,629)
Fair value compensation cost that would have been expensed under SFAS 123r	-	(400,640)
Increase in compensation expense over APB 25	-	(32,011)
Pro forma net income (loss) if SFAS 123r been applied to all awards	$817,407	($2,431,615)

Net income (loss) per share, as reported	$0.020	($0.081)
Pro forma net income (loss) per share if SFAS 123r been applied to all awards	$0.020	($0.082)

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE L - STOCK INCENTIVE PLANS (Continued)

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

During the year ended October 31, 2007, the Company issued 380,122 shares to directors for services rendered valued at $39,472 and accrued an additional $19,832 which 141,656 shares of common stock were issued in November 2008. Value for shares issued for services is based on fair market value of our stock on the date of issuance

From inception through October 31, 2007, the Company has issued 2,110,650 shares to our directors under this stock incentive plan.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

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

At October 31, 2006 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by approximately $312,500 for the year ended October 31, 2006, assuming a tax rate of 40%.

During the year ended October 31, 2007, our U.S. based operation had net income of approximately $233,500. Upon application of the subsidiary’s NOL the remaining NOL is $5,748,198. If the Company did not have an NOL carry forward taxes payable of approximately $93,400, based on a 40% tax rate, would have been payable as of October 31, 2007 to the United States and state taxing authorities.

United States Corporation Income Taxes

Year of Loss	Amount	Expiration Date
October 31, 2006	$781,183	October 31, 2026
October 31, 2005	3,969,331	October 31, 2025
October 31, 2004	898,697	October 31, 2024
October 31, 2003	53,638	October 31, 2023
December 31, 2002	45,349	December 31, 2022
	$5,748,198

The expiration dates for U.S. net operating losses (NOL) may be extendable under Section 381 of the U.S. Internal Revenue Code.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE M - NET OPERATING LOSS CARRY FORWARD (Continued)

During the year ended October 31, 2007, our wholly owned Canadian subsidiary generated net income for tax purposes of $948,000 CDN (approximately $997,900 USD). However, application of the subsidiary’s NOL resulted in zero tax liability as of October 31, 2007. If the Canadian subsidiary did not have an NOL carry forward approximately $320,000 would have been payable to the Federal and Provincial authorities based on a combined tax rate of approximately 32%. The subsidiary’s Federal and Provincial NOL carry forward balances as of November 1, 2007 are as follows:

Canadian Income Taxes (Stated in CAD)

Year of Loss	Federal	Provincial	Expiration Date
October 31, 2006	$221,790	$312,532	October 31, 2025
October 31, 2005	-	43,125	October 31, 2014
	$221,790	$355,657

The Company receives tax credits for research and development activities from Revenue Canada, as illustrated below. Deferred tax credits from Revenue Canada associated with its research and development activities were fully allowed for in the fiscal year ended October 31, 2006 and prior. Given the results of operations during the year ended October 31, 2007, the Company determined that it was more likely than not that the credits would be available for use, thus no valuation allowance was made for the year ended October 31, 2007. As a result, the Company has recognized approximately $74,000 USD in tax credits available for future use.

(Amounts in Canadian Dollars)	October 31, 2007

Deferred tax asset	245,467
Less: Valuation allowance	(175,151)
Net deferred tax asset	70,316

In addition, the Company receives reimbursement of research and development activities from the Province of Quebec beyond the tax credits described above. As of October 31, 2007, the Company recognized approximately $44,000 as a receivable for those research and development activities.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

NOTE N - RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company, provides consulting services to the Company in exchange for monthly compensation of $5,000 and related expenses. During the year ended October 31, 2007 and 2006, Mr. Pitcher received $71,690 and $47,885, respectively. In addition Mr. Pitcher was awarded 412,307 shares of common stock valued at the close price of the stock on the date of issuance or $32,984.

Mrs. Papapicco, Director of Operations, is the spouse of Mr. Natale, Chief Executive Officer of the Company. Mrs. Papapicco earns an annual salary of $80,000 Canadian dollars. During the year ended October 31, 2007, Mrs. Natale received $54,135 in Canadian dollars or approximately $49,176 United Stated dollars.

NOTE O - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has an accumulated capital deficit and significant debt that raise substantial doubt about its ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to increase operating revenues and/or raise additional equity capital sufficient to generate enough cash flow to finance operations in future periods. Management is currently in the process of seeking additional equity financing with potential investors. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE P - SUBSEQUENT EVENTS

141,656 shares of common stock were issued in November 2008 to the Company Directors for services valued at $19,832.

172,500 shares of common stock were issued pursuant to the exercise of 230,000 stock options covered by a settlement agreement dated October 31, 2007. There remains a final installment of 57,500 shares of common stock issuable as of the date of this report.