Form 10KSB/A
period 2006-10-31
SUPERCLICK INC
filed 2008-02-14
CIK 1104891

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment no. 2

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

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

2

EXPLANATORY NOTE

This Second Amendment on Form 10-KSB/A to Superclick, Inc.’s (the "Company" or the "Registrant") Amended Annual Report on Form 10-KSB for the year ended October 31, 2006 (the "Original Filing") which was filed with the Securities and Exchange Commission on December 27, 2007, is being filed to amend the Original Filing as follows:

☒ Consent of Independent Certified Public Accountant. We filed the Amended Annual Report on Form 10-KSB for the year ended October 31, 2006 without the dual dated audit report. We are amending the auditor’s opinion letter and attaching their consent.

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2008	Superclick, Inc.

By: /s/ Sandro Natale
Sandro Natale
Chief Executive Officer

4

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sandro Natale	Chief Executive Officer
February 8, 2008
Sandro Natale

/s/ Jean Perrotti	Chief Financial Officer and Principle Accounting Officer
February 8, 2008
Jean Perrotti

BOARD OF DIRECTORS

/s/ Todd M. Pitcher	Chairman and Secretary	February 8, 2008
Todd M. Pitcher

/s/ Sandro Natale	Director	February 8, 2008
Sandro Natale

/s/ Paul Gulyas	Director	February 8, 2008
Paul Gulyas

/s/ Chirag Patel	Director	February 8, 2008
Chirag Patel

/s/ George Vesnaver	Director	February 8, 2008
George Vesnaver

5

SUPERCLICK, INC.

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2006 AND 2005

Restated

6

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-1-2

FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations and Accumulated Deficit	F-4

Consolidated Statement of Stockholders’ Equity	F-5

Consolidated Statements of Comprehensive Income (Loss)	F-6

Consolidated Statements of Cash Flows	F-7

Notes to the Financial Statements	F-8-30

7

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
(Except for Note T, which is
December 7, 2007)

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

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE B – ACCOUNTS RECEIVABLE

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

NOTE D – PROPERTY AND EQUIPMENT

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

NOTE E – ACCOUNTS PAYABLE (Restated)

Accounts payable at October 31, 2006 consisted of$73,700 of taxes payable, $644,177 in trade payables and $23,270 related to professional fees.

NOTE F – INTEREST PAYABLE

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

NOTE H – DEFERRED REVENUE

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

NOTE I – NOTES PAYABLE TO FORMER SHAREHOLDERS OF HOTEL NET, LLC (Restated)

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

NOTE J – CONVERTIBLE DEBENTURE

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
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE J – CONVERTIBLE DEBENTURE (Continued)

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
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE J – CONVERTIBLE DEBENTURE (Continued)

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
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE J – CONVERTIBLE DEBENTURE (Continued)

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
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE K – COMMITMENTS (Continued)

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
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE N – STOCK INCENTIVE PLANS (Restated)

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
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE N – STOCK INCENTIVE PLANS (Restated) (Continued)

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE N – STOCK INCENTIVE PLANS (Restated) (Continued)

The following table summarizes information about the Company's stock options outstanding at October 31, 2006:

		Options Outstanding			Options Exercisable
Range of Exercise Prices	Grant Date Fair Value	Number Outstanding At October 31, 2006	Weighted Average Contractural Life (years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$0.5000	$0.3900	664,856	-	$0.50	664,856	$0.50
0.6500	0.5000	137,500	-	0.65	137,500	0.65
0.6000	0.5000	29,792	-	0.60	29,792	0.60
0.0500	0.0179	15,900,000	-	0.05	15,900,000	0.05
Total		16,732,148	-	$0.07	16,732,148	$0.07

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE N – STOCK INCENTIVE PLANS (Restated) (Continued)

	Year Ended October 31, 2006	Year Ended October 31, 2005

Net loss as reported	$(2,399,604)	$(4,452,893)
Pro forma	$(2,451,379)	$(4,629,893)
Net loss per share, as reported	$(0.081)	$(0.168)
Pro forma	$(0.082)	$(0.175)

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

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE N – STOCK INCENTIVE PLANS (Restated) (Continued)

Year Ended
October 31, 2006

Net loss as reported	$(2,399,604)
Recognized fair value compensation cost expensed under SFAS 123r	$(333,535)
Recognized intrinsic value compensation cost expensed under APB 25	$(35,094)
Total recognized compenstion expense related to this option plan	$(368,629)
Fair value compensation cost that would have been expensed under SFAS 123r	$(400,640)
Increase in compensation expense over APB 25	$(32,011)
Pro forma net loss if SFAS 123r been applied to all awards	$(2,431,615)

Net loss per share, as reported	$(0.081)
Pro forma net loss per share if SFAS 123r been applied to all awards	$(0.082)

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
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE N – STOCK INCENTIVE PLANS (Restated) (Continued)

During the years ended October 31, 2006 and 2005, the Company awarded 1,355,355 and 102,067 restricted shares of its common stock to directors totaling $77,500 and $77,225, respectively.

NOTE O – CUMMULATIVE EFFECT ADJUSTMENT (Restated)

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

NOTE P – NET OPERATING LOSS CARRY FORWARD

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

NOTE P – NET OPERATING LOSS CARRY FORWARD

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

NOTE Q – RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company, provides consulting services to the Company in exchange for monthly compensation of $2,500 and related expenses. During the year ended October 31, 2006, Mr. Pitcher received $47,885.

NOTE R – GOING CONCERN AND MANAGEMENT’S PLANS

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

NOTE S – SUBSEQUENT EVENTS

In November, the Company issued 1,548,906 shares of common stock in exchange for $38,000 of principle and $28,803 of accrued interest related to the convertible debentures.

NOTE T – RESTATEMENT

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

6.
In the Consolidated Balance Sheet we have included a $73,700 cumulative effect adjustment related to fiscal years 2005 $(41,068) and 2004 $(32,632) for Canadian Provincial Research and Development Tax Credits by increasing the accumulated deficit and accounts payable (See NOTE O above). Pursuant to SFAS 154 and SAB 108, we are not required to adjust our previously filed 10-KSB for this cumulative effect adjustment. However, we have elected to do so given that we are amending the October 31, 2006 10-KSB for the other items noted above.

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE T – RESTATEMENT (Continued)

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

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE T – RESTATEMENT (Continued)

SUPERCLICK, INC.
Consolidated Statements of Operations
For the Year Ended October 31, 2005 (Restated)

	Year Ended October 31,
	2005	2005	Difference
	(Original) Reported)	(Restated)
Revenue
Net Sales	$2,408,072	$2,408,072	$-
Services	797,624	797,624	-
Net revenue	3,205,696	3,205,696	-
Cost of goods sold	2,395,515	2,395,515	-
Gross profit	810,181	810,181	-

Costs and Expenses
Selling, general & administrative	2,564,132	2,605,200	41,068
Research & development	151,822	151,822	-
Depreciation & amortization	52,841	52,841	-
Write-off of goodwill from acquisition	-	2,575,100	2,575,100
Total costs and expenses	2,768,795	5,384,963	2,616,168

(Loss) from operations	(1,958,614)	(4,574,782)	(2,616,168)

Other Income and (Expense)
Interest income	-	-	-
Interest expense	(48,513)	(48,513)	-
Penalty interest on convertible debentures	-	-	-
Loss on the sale of fixed assets	-	-	-
Amortization of beneficial conversion feature of convertible debentures	(97,632)	(97,632)	-
Amortization of deferred financing costs	(53,750)	(53,750)	-
Amortization of warrant discount	(143,990)	(143,990)	-
Derivative gain (loss)	465,774	465,774	-
Total other income and (expense)	121,889	121,889	-
NET LOSS BEFORE TAXES AND EXTRAORDINARY ITEM	(1,836,725)	(4,452,893)	(2,616,168)
Provision <benefit> for income taxes	-	-	-
NET LOSS BEFORE EXTRAORDINARY ITEM	(1,836,725)	(4,452,893)	(2,616,168)
Extraordinary loss-write-off of goodwill from acquisition	(2,447,500)	-	2,447,500
NET LOSS	$(4,284,225)	$(4,452,893)	$(168,668)

Net (loss) per common share basic and diluted from continuing operations	$(0.069)	$(0.168)	$(0.099)
Net (loss) per common share basic and diluted after extraordinary items	$(0.162)	$(0.168)	$(0.006)
Weighted average common shares outstanding basic and diluted	26,430,822	26,430,822	26,430,822

The average shares listed below were not included in the
computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	1,147,564	1,147,564	-
Warrants	3,273,896	3,273,896	-
Convertible debentures	7,661,712	7,661,712	-

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE T – RESTATEMENT (Continued)

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity (Restated)
For the Years Ended October 31, 2006 and 2005

	For the Year Ended October 31, 2005	For the Year Ended October 31, 2005	For the Year Ended October 31, 2005	For the Year Ended October 31, 2006	For the Year Ended October 31, 2006	For the Year Ended October 31, 2006
	(Originally Reported)	(Restated)	(Difference)	(Originally Reported)	(Restated)	(Difference)
Common Stock:
Shares issued for cash (range $0.18-$0.60 per share)
Shares	1,266,665	1,266,665	-	-	-	-
Amount	$760	$760	$-	$-	$-	$-
Additional paid in capital	$372,240	$372,240	$-	$-	$-	$-
Shares issued for services
Shares	102,067	102,067	-	1,355,355	1,355,355	-
Amount	$61	$61	$-	$813	$813	$-
Additional paid in capital	$77,164	$77,164	$-	$76,687	$76,687	$-
Shares issued for acquisition of Hotel Net, LLC
Shares	2,750,000	2,750,000	-	-	-	-
Amount	$1,650	$1,650	$-	$-	$-	$-
Additional paid in capital	$1,645,850	$1,645,850	$-	$-	$-	$-
Stock options exercised
Shares	51,961	51,961	-	-	-	-
Amount	$31	$31	$-	$-	$-	$-
Additional paid in capital	$25,949	$25,949	$-	$-	$-	$-
Shares issued for interest payable
Shares	-	-	-	4,618,993	4,618,993	-
Amount	$-	$-	$-	$2,772	$2,772	$-
Additional paid in capital	$-	$-	$-	$173,648	$173,648	$-
Shares issued for retirement of convertible debentures
Shares	-	-	-	1,158,838	1,158,838	-
Amount	$-	$-	$-	$695	$695	$-
Additional paid in capital	$-	$-	$-	$49,305	$49,305	$-
Treasury stock received for cashless option exercises
Shares	111,875	111,875	-	-	-	-
Amount	$-	$-	$-	$-	$-	$-
Additional paid in capital	$-	$-	$-	$-	$-	$-
Treasury stock	$(25,981)	$(25,981)	$-	$-	$-	$-
Treasury stock issued for services
Shares	25,000	25,000	-	-	-	-
Amount	$15	$15	$-	$-	$-	$-
Additional paid in capital	$8,394	$8,394	$-	$-	$-	$-
Treasury stock	$10,841	$10,841	$-	$-	$-	$-
Reduction of treasury stock issued for services
Shares	(25,000)	(25,000)	-	-	-	-
Amount	$-		$-	$-	$-	$-
Additional paid in capital	$-		$-	$-	$-	$-
Treasury stock	$-		$-	$-	$-	$-
Stock options granted	$263,566	$263,566	$-	$368,629	$368,629	$-
Subscribed stock issued	$(232,000)	$(232,000)	$-	$-	$-	$-
Repayment of Hotel Net shareholder investment	$(127,600)	$-	$127,600	$-	$-	$-
Beneficial conversion feature of debentures	$390,529	$390,529	$-	$-	$-	$-
Foreign Currency Translation Adjustment	$48,634	$48,634	$-	$21,905	$21,905	$-
Cumulative effect adjustment	$-	$-	$-	$-	$-	$-
Net <loss> profit	$(4,284,225)	$(4,452,893)	$(168,668)	$(2,399,604)	$(2,399,604)	$-
Prior period balances:
Common stock amount	$14,518	$14,518	$-	$17,035	$17,035	$-
Common stock subscribed	$232,000	$232,000	$-	$-	$-	$-
Additional paid in capital	$1,990,268	$1,990,268	$-	$4,646,360	$4,773,960	$127,600
Accumulated deficit	$(1,356,275)	$(1,388,907)	$(32,632)	$(5,640,500)	$(5,841,800)	$(201,300)
Accumulated other comprehensive income (loss)	$17,644	$17,644	$-	$66,278	$66,278	$-
Treasury stock	$-	$-	$-	$(15,140)	$(15,140)
Total shareholder's equity	$(925,966)	$(999,666)	$(73,700)	$(2,631,117)	$(2,704,817)	$(73,700)

Total common stock
Shares	28,479,570	28,479,570	-	35,612,756	35,612,756	-
Amount	$17,035	$17,035	$-	$21,315	$21,315	$-
Additional paid in capital	$4,646,360	$4,773,960	$127,600	$5,314,629	$5,442,229	$127,600

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE T – RESTATEMENT (Continued)

Year ended October 31, 2006			Year ended October 31, 2005
(Originally			(Originally
Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)

$(2,399,604)	$(2,399,604)	$-	$(4,284,225)	$(4,452,893)	$(168,668)

193,006	-	(193,006)	465,774	-	(465,774)
21,905	21,905	-	48,634	48,634	-

$(2,184,693)	$(2,377,699)	$(193,006)	$(3,769,817)	$(4,404,259)	$(634,442)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO FINANCIAL STATEMENTS (RESTATED)
YEARS ENDED OCTOBER 31 2006 AND 2005

NOTE T – RESTATEMENT (Continued)

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