Form 10QSB
period 2008-01-31
SUPERCLICK INC
filed 2008-03-05
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended January 31, 2008.

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
Area Code, Of Registrant's mailing address in Montreal, Canada)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of February 19, 2008 was 43,719,870.

2

Item 1 – Financial Statements

SUPERCLICK, INC.
Consolidated Balance Sheet (Unaudited)
January 31, 2008

ASSETS
CURRENT ASSETS
Cash	$826,296
Accounts receivable, net (Notes A&B)	567,512
R&D tax credits receivable (Note L)	40,822
Sales Tax refund receivable	28,808
Inventory	137,423
Prepaid expenses	26,335
TOTAL CURRENT ASSETS	1,627,196
Fixed assets, net (Note C)	229,242
Deferred tax asset (Note L)	69,846
TOTAL ASSETS	$1,926,284

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note D)	$469,767
Deferred revenue (Note E)	1,150,136
Loans current portion	18,623
Notes payable (Note F)	260,600
Convertible debentures, net (Note G)	1,336,350
Debenture warrants (Note G)	5,263
TOTAL CURRENT LIABILITIES	3,240,739

Loans noncurrent portion	13,140
TOTAL LIABILITIES	3,253,879

COMMITMENTS (Note H)

STOCKHOLDERS' EQUITY (Note I)
Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 43,581,461 at January 31, 2008	26,690
Common stock payable	17,979
Additional paid-in capital	5,911,382
Accumulated deficit	(7,245,649)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	(22,857)
Treasury Stock	(15,140)
TOTAL STOCKHOLDERS' EQUITY	(1,327,595)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,926,284

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended January 31, 2008 and 2007

	Three Months Ended
	January 31,
	2008	2007
Revenue
Net Sales	$731,617	$237,785
Services	716,238	523,850
Net revenue	1,447,855	761,635
Cost of goods sold	801,121	390,643
Gross profit	646,734	370,992

Costs and Expenses
Selling, general & administrative	375,607	304,578
Research & development	45,315	37,684
Depreciation & amortization	17,036	16,314
Total costs and expenses	437,958	358,576

Income (loss) from operations	208,776	12,416

Other Income and (Expense)
Interest income	4,752	8,578
Interest expense	(47,880)	(82,367)
Derivative gain (loss)	12,700	(98)
Total other income and (expense)	(30,428)	(73,887)
Net income (loss)	$178,348	$(61,471)

Net earnings (loss) per common share basic	$0.004	$(0.002)
Net earnings (loss) per common share basic and fully diluted	$0.002
Weighted average common shares outstanding basic	42,255,740	37,429,465
Weighted average common shares outstanding basic and fully diluted	72,732,431	n/a

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	n/a	16,694,648
Warrants	n/a	3,065,996
Convertible debentures	n/a	56,149,981

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Year Ended October 31, 2007 and the Three Months Ended January 31, 2008 (Unaudited)

					Deficit
					Accumulated	Accumulated
	Common Stock			Additional	During the	Other		Total
	Number of			Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Payable	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2006	35,612,756	$21,315	$-	$5,442,229	$(8,241,404)	$88,183	$(15,140)	$(2,704,817)

Shares issued during the period:
Shares issued for services	867,429	520	19,832	89,186				109,538.00
Shares issued for interest payable	2,094,503	1,257		86,255				87,512.00
Shares issued for retirement
of convertible debentures	2,751,856	1,651		113,349				115,000.00
Stock options exercised	490,000	888	11,500	23,612				36,000.00
Foreign Currency Translation Adjustment						(120,085)		(120,085.00)
Net income (loss)					817,407			817,407.02
BALANCES October 31, 2007	41,816,544	$25,631	$31,332	$5,754,632	$(7,423,997)	$(31,902)	$(15,140)	$(1,659,444)

Shares issued during the period:
Shares issued for services	141,656	85	(1,853)	19,747				17,979
Shares issued for interest payable	60,425	36		6,441				6,477
Shares issued for retirement
of convertible debentures	932,836	560		99,440				100,000
Stock options exercised	630,000	378	(11,500)	31,122				20,000
Foreign Currency Translation Adjustment						9,045		9,045
Net income (loss)					178,348			178,348
BALANCES January 31, 2008	43,581,461	$26,690	$17,979	$5,911,382	$(7,245,649)	$(22,857)	$(15,140)	$(1,327,595)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the Three Months Ended January 31, 2008 and 2007

	Three Months Ended January 31,
	2008	2007

Net earnings (loss)	$178,348	$(61,471)

Other comprehensive income (loss)
Foreign currency translation adjustment	(9,045)	(19,160)

Net comprehensive earnings (loss)	$169,303	$(80,631)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended January 31, 2008 and 2007

	Three Months Ended January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$178,348	$(61,471)
Adjustments to reconcile net earnings (loss)
to net cash provided (used) by operating activities:
Depreciation	17,036	16,314
Stock issued for services	17,979	-
Derivative gain on warrants issued with debentures	(12,700)	98
Stock issued for accrued interest	6,476	87,512

CHANGES IN CURRENT ASSETS AND LIABILITIES
(Increase) decrease in current assets:
Accounts receivable	225,633	138,048
Other receivables	(28,106)	(9,226)
Prepaid expenses	(3,096)	(2,441)
Inventory	31,211	9,811
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(37,946)	(127,080)
Accrued Payroll	(18,406)	(18,359)
Deferred revenue	(226,988)	(104,901)
CASH PROVIDED (USED) FOR OPERATING ACTIVITIES	149,441	(71,695)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(10,897)	(549)
CASH USED FOR INVESTING ACTIVITIES	(10,897)	(549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(24,989)	(2,779)
Repayment of convertible debenture	(85,297)	-
Stock options exercised	31,500	-
CASH USED FOR FINANCING ACTIVITIES	(78,786)	(2,779)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(23,053)	(41,213)
NET INCREASE (DECREASE) IN CASH	36,705	(116,236)
CASH, beginning of period	789,591	919,920
CASH, end of period	$826,296	$803,684

Interest paid	$29,129	$1,603
Taxes paid	$2,888

Other non-cash investing and financing activities:
Shares issued for services	$17,979	$17,000
Shares issued for accrued interest	$6,476	$87,512
Shares issued for debt	$100,000	$115,000

SEE NOTES TO FINANCIAL STATEMENTS

Superclick, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For The Three Months Ended January 31, 2008 and 2007

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Superclick, Inc. as of January 31, 2008 and for the three month periods ended January 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB for the year ended October 31, 2007. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Summary of Significant Accounting Principles

Principles of consolidation

The consolidated financial statements include the accounts of Superclick, Inc. and its majority-owned subsidiary, Superclick Networks Inc. which is 100% consolidated in the financial statements. All material inter-company accounts and transactions have been eliminated.

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

Long-lived assets

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may not be recovered. The Company assesses recoverability of the carrying value of an asset by estimating the fair value of the asset. If the fair value is less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

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

Advertising

The Company expenses all advertising as incurred. For the three months ended January 31, 2008 and 2007, the Company incurred approximately $2,102 and $7,063, respectively in marketing and advertising expense.

Earnings (Loss) per common share

The Company follows Statement of Financial Accounting Standards No. 128 which requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding in the period. Fully diluted earnings (loss) per share includes potentially dilutive securities such as outstanding options and warrants, using the “treasury stock” method and convertible securities using the "if-converted" method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss per share as the effect would be anti-dilutive.

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

Impact of accounting standards

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has no transactions that would be subject to SFAS 154.

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

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. For the three months ended January 31, 2008, two customers individually accounted for 34% (19% and 15%) of accounts receivable.

At January 31, 2007, two customers individually accounted for 23% (10% and 13%) of accounts receivable.

During the three months ended January 31, 2008, the Company’s three largest customers accounted for 36% (15%, 11% and 10%) of sales.

During the three months ended January 31, 2007, the Company’s largest customer accounted for 15% of sales.

For the three months ended January 31, 2008 and 2007, approximately 20% and 30% of the Company's net sales were made to customers outside the United States.

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year. Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at January 31, 2008, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance of $567,512 as of January 31, 2008 is reported net of an allowance for doubtful accounts of $53,881.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2008:

Computer hardware	$218,244
Furniture & fixtures	155,936
Computer software	105,054
Leasehold improvements	35,045
Fabrication mold and dye	22,700
536,979
Accumulated depreciation	(307,737)
Fixed assets, net	$229,242

Depreciation expense for the three months ended January 31, 2008 and 2007 was $17,036 and $16,314, respectively.

NOTE D – ACCOUNTS PAYABLE

Accounts payable at January 31, 2008 consisted of $284,796 in trade payables, $34,729 related to professional fees, $24,129 of accrued interest and $126,113 of accrued payroll.

NOTE E – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed. As of January 31, 2008, the deferred revenue balance of $1,150,136 consisted of $1,028,363 related to support and maintenance and to the sale of a master license agreement which is amortized over its term of thirty six (36) months which commenced August 2007 and $121,773 related to customer deposits for future hardware installations.

Deferred revenue related to support and maintenance is recorded in a manner consistent with the Company’s revenue recognition policy. The Company generally enters into one-year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance. The Company defers such payment and recognizes revenue ratably over the contract period.

NOTE F – NOTES PAYABLE TO FORMER SHAREHOLDERS OF HOTEL NET, LLC

The Company currently has five notes outstanding to the former shareholders of Hotel Net LLC. Four of the notes have an original face amount of $70,000 payable quarterly through December 31, 2009 and do not accrue interest. The interest, if imputed, would immaterial to these financial statements taken as a whole.

The remaining note originally dated July 25, 2006 has a face amount of $74,200, accrues interest at the rate of nine percent (9%) per annum, is convertible into shares of common stock at a conversion price of $.03, matured on January 1, 2007 and is currently in default.

During the three months ended January 31, 2008, the Company recognized $1,683 of interest expense on these notes. The principle balance on these notes as at January 31, 2008 was $260,600.

NOTE G – CONVERTIBLE DEBENTURE

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

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants had a value of $193 at October 31, 2006. As of January 31, 2008, the value of the warrants was reassessed using the Black-Scholes option-pricing model using the following assumptions: expected term 2.5 years, exercise price $.30, volatility 31%, risk free rate 3.64%, and zero dividend yield. The warrants have a value of $5,263 at January 31, 2008. For the three months ended January 31, 2008 and 2007, the Company recognized a derivative gain of $12,700 and loss of $98, respectively.

Debenture Principle

During the three months ended January 31, 2008, the Company retired a total of $185,297 of debenture principle. Of the $185,297, $85,297 was paid with cash and $100,000 was exchanged for the issuance of 932,836 shares of common stock.

Debenture Interest

During the three months ended January 31, 2008 and 2007, the Company incurred $44,067 and $72,348 in interest expense related to the convertible debentures. During the three months ended January 31, 2008, the Company issued 60,425 shares of common stock in exchange for $6,477 of accrued interest. As of January 31, 2008, the company had an accrued interest balance of $7,307 related to our debentures.

NOTE H - COMMITMENTS

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $5,699 per month. The Company financed computer equipment with a loan term which extends through September 28, 2009 at a rate of $1,575 per month. At January 31, 2008, our contractual obligations under these commitments were as follows:

	Rent	Equipment	Total
2008	$51,291	$18,664	$69,955
2009	68,388	13,169	81,557
	$119,679	$31,833	$151,512

During the three months ended January 31, 2008 and 2007, the Company incurred $17,875 and $14,148, respectively in rent expense.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE I - PREFERRED AND COMMON STOCK

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of January 31, 2008.

Private Placement and Warrant Activity

During the year ended October 31, 2007, the Company issued 2,094,503 shares of common stock in exchange for $87,512 of interest payable and 2,751,856 shares of common stock in exchange for $115,000 of principle related to the convertible debentures.

During the three months ended January 31, 2008, the Company issued 932,836 shares of common stock in exchange for $100,000 of debenture principle and 60,425 shares of common stock in exchange for $6,477 of accrued interest of $7,307 related to our debentures.

Stock issued for Services

During the year ended October 31, 2007, the Company issued 867,429 shares for services with 380,122 to directors for services rendered valued at $39,472, 75,000 shares to outside advisors valued at $17,250, 412,307 shares to our Chairman, Todd Pitcher for services rendered valued at $32,984 and 141,656 shares issued in November 2008 for which the Company accrued $19,832 for director compensation as of October 31, 2007 as reflected in out statement of shareholder’s equity bringing the total value of stock issued and to be issued to $109,538 during 2007. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

During the three months ended January 31, 2008, the Company accrued $17,979 to common stock payable for director services performed during the quarter and we anticipate the issuance of 138,303 shares of common stock during our second fiscal quarter.

Common Stock Options

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

During the three months ended January 31, 2008, 630,000 shares of common stock were issued pursuant to option exercises (see Note K). No other option activity occurred.

NOTE J - WARRANTS

At January 31, 2008 the Company had 200,000 "A" Warrants and 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date

A	200,000	$0.60	3/30/08
Subtotal	200,000

Debenture	735,370	>or=to $0.30	7/31/2010
Debenture	230,627	>or=to $0.30	8/17/2010
Subtotal	965,997
Total	1,165,997

During the year ended October 31, 2007, no warrants were issued or exercised and 1,899,999 warrants expired.

During the three months ended January 31, 2008, there was no warrant activity.

NOTE K – STOCK INCENTIVE PLANS

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

During the year ended October 31, 2007, 490,000 options were exercised resulting in $24,500 to the company and the issuance of 490,000 shares of common stock. An additional 230,000 options were exercised on October 31, 2007 with the exercise price of $11,500 received and shares issued during the three months ended January 31, 2008. Also, during the year, the Company canceled 1,549,792 options (874,792 options due to employee terminations and 675,000 voluntary cancellations from upper management).

During the three months ended January 31, 2008, 630,000 shares of common stock were issued pursuant to option exercises. 230,000 of the exercises were recorded as common stock payable as of October 31, 2007 and 400,000 options were exercised in exchange for $20,000.

The following table summarizes the Company's stock option activity for the three months ended January 31, 2008:

	2008
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	14,462,356	$0.070
Granted	-	-
Forfeited	-	-
Exercised	(400,000)	0.050
Outstanding at end of quarter	14,062,356	$0.075

Options exerciseable at quarter end	14,062,356

The following table summarizes information about the Company's stock options outstanding at January 31, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At January 31,	Contractural	Exercise	Number	Exercise
Prices	2008	Life (years)	Price	Outstanding	Price

$0.50	589,856	-	$0.500	589,856	$0.500
0.65	137,500	-	0.650	137,500	0.650
0.05	13,335,000	-	0.050	13,335,000	0.050
Total	14,062,356	-	$0.075	14,062,356	$0.075

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Under SFAS 123r, the Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants. The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future. During the three months ended January 31, 2008 and 2007, the Company recognized no compensation expense. The Company has recorded compensation expense of $767,017 through January 31, 2008.

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

During the year ended October 31, 2007, the Company issued 380,122 shares to directors for services rendered valued at $39,472 and accrued an additional $19,832 which 141,656 shares of common stock were issued in November 2007. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

During the three months ended January 31, 2008, the Company accrued $17,979 to common stock payable for director services performed during the quarter and we anticipate the issuance of 138,303 shares of common stock during our second fiscal quarter.

NOTE L – NET OPERATING LOSS CARRY FORWARD

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

During the year ended October 31, 2007, our wholly owned Canadian subsidiary generated net income for tax purposes of $948,000. However, application of the subsidiary’s NOL resulted in zero tax liability as of October 31, 2007. If the Canadian subsidiary did not have an NOL carry forward approximately $320,000 would have been payable to the Federal and Provincial authorities based on a combined tax rate of approximately 32%. The subsidiary’s Federal and Provincial NOL carry forward balances as of November 1, 2007 are as follows:

Canadian Income Taxes (Stated in CAD)
Year of Loss	Federal	Provincial	Expiration Date
October 31, 2006	$221,790	$312,532	October 31, 2025
October 31, 2005	-	43,125	October 31, 2014
	$221,790	$355,657

The Company receives tax credits for research and development activities from Revenue Canada, as illustrated below. Deferred tax credits from Revenue Canada associated with its research and development activities were fully allowed for in the fiscal year ended October 31, 2006 and prior. Given the results of operations during the year ended October 31, 2007, the Company determined that it was more likely than not that the credits would be available for use, thus no valuation allowance was made for the year ended October 31, 2007. As a result, the Company has reflected approximately $74,025 USD in tax credits available for future use in its balance sheet.

(Amounts in Canadian Dollars)	October 31, 2007

Deferred tax asset	245,467
Less: Valuation allowance	(175,151)
Net deferred tax asset	70,316

In addition, the Company receives reimbursement of research and development activities from the Province of Quebec beyond the tax credits described above. As of January 31, 2008, the Company recognized approximately $40,822 USD as a receivable for those research and development activities.

NOTE M – RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company’s Board of Directors, provides consulting services to the Company in exchange for monthly compensation of $5,000 and related expenses. During the three months ended January 31, 2008 and 2007, Mr. Pitcher received $17,386 and $8,150, respectively. In addition Mr. Pitcher was awarded 33,333 shares of common stock for his services as Chairman valued at $.13 per share.

Mrs. Papapicco, Director of Operations, is the spouse of Mr. Natale, Chief Executive Officer of the Company. Mrs. Papapicco earns an annual salary of $80,000 Canadian dollars. During the three months ended January 31, 2008 and 2007, she received $17,231 and $nil in Canadian dollars, respectively or approximately $17,193 and $nil in United Stated dollars.

NOTE N – GOING CONCERN AND MANAGEMENT’S PLANS

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

NOTE O - SUBSEQUENT EVENTS

On February 14, 2008, the Company issued 138,303 shares of restricted common stock to our directors as payment for services performed during the three months ended January 31, 2008. As of January 31, 2008 the Company had recorded $17,979 to common stock payable for these shares, which were valued using the closing price of the stock on the date of issuance.

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

In addition to our North American operations, we have installations and contracts in Europe and the Caribbean. With the exception of Canadian operations, the majority of transactions in other regions are denominated using the United States dollar. However, our operations are located in Canada and a significant amount of our transactions are in Canadian dollars; therefore, we are exposed to currency fluctuation risks.

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

During the year ended October 31, 2007 we entered into a license agreement with Swisscom Hospitality Service Plus AG. We are recognizing the entire amount ratably over the 36 month period of the agreement.

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

Foreign Currency Translation

The financial statements of our Canadian subsidiary are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of the Company are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustment has been recorded as a separate component of stockholders' equity and is also reflected in the statement of comprehensive income (loss). The financial statements are presented in United States dollars.

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

During the year ended October 31, 2007, our wholly owned Canadian subsidiary generated net income for tax purposes of approximately $948,000 CDN (approximately $997,900 USD). However, application of the subsidiary’s NOL resulted in zero tax liability as of October 31, 2007. If the Canadian subsidiary did not have an NOL carry forward, approximately $320,000 would have been payable to the Federal and Provincial authorities based on a combined tax rate of approximately 32%. The subsidiary’s Federal and Provincial NOL carry forward balances as of November 1, 2007 are as follows:

Canadian Income Taxes (Stated in CAD)
Year of Loss	Federal	Provincial	Expiration Date
October 31, 2006	$221,790	$312,532	October 31, 2025
October 31, 2005	-	43,125	October 31, 2014
	$221,790	$355,657

The Company receives reimbursement of research and development activities from Revenue Canada beyond the tax credits described above. As of October 31, 2007, the Company has recognized approximately $70,000 as a receivable for those research and development activities.

(Amounts in Canadian Dollars)	October 31, 2007

Deferred tax asset	245,467
Less: Valuation allowance	(175,151)
Net deferred tax asset	70,316

Overview

Results of Operations

THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

Revenue

Net Revenue for the three months ended January 31, 2008 and 2007 was $1,477,855 and $761,635, respectively. Compared to the same period last year, the three month favorable variance was $686,220, or 90.1%. The variance consisted of increased activity in deployment of our solutions of $493,832 or 207.7% and an increase in support revenue of $192,388 or 36.7% due to a greater number of rooms under support.

Gross Profit

Gross profit for the three months ended January 31, 2008 and 2007 was $646,734 or 44.7% and $370,992 or 48.7%, respectively. The three month year-over-year increase in gross profit of $275,742 or 74.3% was mainly due to the growth in revenue activities. The three month year-over-year unfavorable gross margin variance of 4% was mainly due to the difference in sales mix when compared to the previous year.

Selling, General and Administrative

Selling, General and Administrative expenses for the three months ended January 31, 2008 and 2007 were $375,607 or 25.9% of net revenue and $304,578 or 40.0% of net revenue, respectively. The three month year-over-year increase of $71,029 or 23.3% was mainly due to increases in travel of approximately $8,600, professional fees of approximately $9,000 and differences in foreign exchange of approximately $49,100.

Research and Development

Research and development expenses for the three months ended January 31, 2008 and 2007 were $45,315 or 3.1% of revenue and $37,684 or 4.9% of revenue, respectively. The three month year-over-year increase of $7,631 or 20.2% was mainly due to the unfavorable foreign exchange effect as a result of the stronger Canadian dollar compared to the United States dollar.

Income from Operations

Income from Operations for the three months ended January 31, 2008 was $208,776 or 14.4% of net revenue, compared to $12,416 or 1.6% of net revenue, respectively.

Other Income and Expenses

Interest expense for the three months ended January 31, 2008 and 2007 was $47,880 and $82,637, respectively. The three month year-over-year decrease of 34,487 or 41.9% reflects the decrease in the principle balance of our debenture from which interest expense is derived.

Interest income for the three months ended January 31, 2008 and 2007 was $4,752 and $8,578, respectively. Interest income represents interest earned on the investing of the Company’s cash balance. The three month year-over-year decrease is as a result of lower interest rates.

The derivative gain for the three months ended January 31, 2008 and 2007 was $12,700 and ($98), respectively. The derivative gain (loss) represents the change in the fair market value of warrants issued in conjunction with our debentures which are recorded as liabilities.

Total other income and expenses for the three months ended January 31, 2008 and 2007 was ($30,428) and ($73,887), respectively.

Net Income (Loss)

The Net Income for the three months ended January 31, 2008 was $178,348 or 12.3% of revenue compared to a loss of ($61,471) or (8.1%) of revenue for the same period last year.

Net Income (Loss) Per Common Share

For the three months ended January 31, 2008 and 2007, net income per share was $0.004 compared to a net loss per share of ($0.002), respectively. The fully diluted income per share for the current quarter was $0.002.

The basic and fully diluted weighted average shares for the current quarter was 42,255,740 and 77,687,808, respectively. The basic weighted average shares for the quarter ended January 31, 2007 was 37,429,465.

Financial Condition

From inception to January 31, 2008, we incurred an accumulated deficit of $7,245,649. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued operating losses. However, in 2007 and through the first three months of our fiscal year 2008 we experienced notable organic growth resulting in a larger customer base.

We have financed our operations since inception primarily through equity and debt financing. During the three months ended January 31, 2008, we had a net increase in cash of $36,705. Total cash resources as of January 31, 2008 was $826,296 compared with $789,591 at October 31, 2007.

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

The Company's Liquidity Plan

Recent operating results have slightly alleviated concerns about our ability to generate cash flow from operations. Net income for the three months ended January 31, 2008 was $178,348 compared to a net loss of $61,471 for the three months ended January 31, 2007 and the operations provided $149,441 of cash versus $71,695 used for operations for the three months ended January 31, 2007.

During the three months ended January 31, 2008, the Company has financed operations solely with cash generated through sales and the collection of its accounts receivable.

The Hotel Net LLC notes matured on January 1, 2007. Four of the five notes were canceled and replaced with new notes that do not accrue interest and mature December 31, 2009. The remaining note is anticipated to be renegotiated in the near future. The new balance for notes payable at January 31, 2008 is $260,600.

During the three months ended January 31, 2008, we issued 993,261 shares of Common Stock in exchange for $106,477 of principle debt and accrued interest of our convertible debentures.

During the three months ended January 31, 2008, we accrued $17,979 for the future issuance of 138,303 shares of Common Stock in exchange for director services.

Our independent registered public accountants, Bedinger and Company, have indicated that our financial statements have been prepared assuming our company will continue as a going concern. However, Bedinger and Company has noted that our company has suffered past recurring losses from operations resulting in an accumulated deficit and significant debt that raise doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

At January 31, 2008 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

Equipment loan obligation:  Loan obligation relates to computer equipment used in our Montreal office. The loan term extends through September 28, 2009 at a rate of $1,575 per month.

At January 31, 2008, our equipment loan obligation is as follows:

2008	$18,664
2009	$13,169
$31,833

Operating lease obligations:  Operating lease obligations consist of office rental commitment for our offices in Montréal, Québec, Canada. On October 1, 2004 we began a lease for office space in Montréal. The lease extends through September 30, 2009 at a rate of $5,669 per month.

At January 31, 2008, our contractual obligations under this lease were as follows:

2008	$51,291
2009	$68,388
$119,679

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three months ended January 31, 2008. However, there can be no assurance our business will not be affected by inflation in the future.

RISK FACTORS

Interested persons should carefully consider the risks described below in evaluating the Company. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock would likely decline.

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

Our revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of its common stock may decline. Factors that could cause quarterly fluctuations include:

▪	the beginning and ending of significant contracts during a quarter;
▪	the number, size and scope of the installation contracts;
▪	maintenance contracts can create variations in revenue levels and may cause fluctuations in quarterly results;
▪	fluctuations in demand for services resulting from budget cuts, project delays, cyclical downturns or similar events, including the recent economic downturn;

▪	the possibility and subsequent duration of conflicts involving the United States military could cause delays in program operations related to our hospitality clients by reducing travel;
▪	clients' decisions to divert resources to other projects, which may limit clients' resources that would otherwise be allocated to solutions that we provide;
▪
recessionary pressures in the United States may reduce the level of travel for business and leisure, which may, in turn limit our clients’ resources that would otherwise be allocated to solutions that we provide;

▪	reductions in the prices of services offered by competitors; and
▪
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

▪
the prices at which others offer competitive systems, including aggressive price competition and discounting on individual contracts, which may become increasingly prevalent due to worsening economic conditions;

▪	the ability of competitors to undertake more extensive marketing campaigns;
▪	the extent, if any, to which competitors develop proprietary offerings that improve their ability to compete;
▪	the ability of our customers to supply the solutions themselves; and
▪	the extent of competitors' responsiveness to customer needs.

We may not be able to compete effectively on these or other factors. If we are unable to compete effectively, market position, and therefore revenue and profitability, would decline.

International business exposes our company to various foreign requirements, which could interfere with business or operations and could result in increased expenses and declining profitability.

International operations create special risks, including:

▪	statutory requirements, which may impair our ability to expatriate foreign profits to help fund domestic operations;
▪	greater difficulties in managing and supplying turnkey installation at foreign locations;
▪	cultural differences that adversely affect utilization;
▪	unexpected changes in trading policies, legal and regulatory requirements, tariffs and other foreign taxes;
▪	greater difficulties in enforcing agreements with clients and collecting accounts receivable;
▪
the tax system of foreign countries, which may tax our foreign income at higher rates than in the United States and may subject foreign earnings to withholding requirements or tariffs, exchange controls or other restrictions;

▪
legal requirements and regulations of various foreign countries, which may make compliance by us with such laws and regulations difficult and may make enforcement of our intellectual property rights more difficult; and

▪
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

Our functional currency is the United States dollar. However, our operating functional currency is the Canadian Dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are re-measured from the recording currency to the United States dollar. The resulting re-measurement adjustment has been recorded as separate component of stockholder’s equity. We believe that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on our financial position, results of operations and cash flows.

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

As of January 31, 2008, a total of 10,572,493 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. As of February 15, 2008, Rule 144 was amended to provide that a person who is not affiliated with the issuer, holding restricted securities for a period of six months may thereafter sell those securities, if the issuer is current with its reporting requirements. Persons who are not affiliated with the issuer and who have held their restricted securities for at least one year are not subject to any limitations. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company’s President and Chief Financial Officer (who is the principal accounting officer). No weaknesses were noted and both the President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the most recent fiscal quarter covered by this Form 10-QSB.

(b)        Changes in internal controls

In accordance with Item 308 (c) of Regulation S-B, there were no changes in the Company’s internal control reporting in connection with the Company’s evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-QSB.

Part II

ITEM 4. Exhibits and Reports On Form 8-K

(A) Reports on Form 8-K

20.1 The retirement of 1,445,000 options previously issued to certain employees and consultants to the Company as filed on Form 8-K with the Securities and Exchange Commission on November 7, 2007 and incorporated herein by reference.

20.2 Non-reliance on previously issued financial statements as filed on Form 8-K with the Securities and Exchange Commission on December 28, 2007 and incorporated herein by reference.

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

Date: February 19, 2008	Superclick, Inc.
/s/ Sandro Natale
Name: Sandro Natale
Title: President & CEO