Form 10QSB
period 2008-04-30
SUPERCLICK INC
filed 2008-06-16
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended April 30, 2008.

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of May 19, 2008 was 43,739,764.

Item 1 – Financial Statements

SUPERCLICK, INC.
Consolidated Balance Sheet (Unaudited)
April 30, 2008

ASSETS
CURRENT ASSETS
Cash	$944,877
Accounts receivable, net (Notes A&B)	1,067,789
Sales Tax refund receivable	37,963
Inventory	86,037
Prepaid expenses	34,983
TOTAL CURRENT ASSETS	2,171,649
Fixed assets, net (Note C)	215,913
Deferred tax asset	69,341
TOTAL ASSETS	$2,456,903

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note D)	$570,446
Income taxes payable (Note E)	257,983
Deferred revenue (Note F)	1,242,240
Loans current portion	15,575
Notes payable (Note G)	249,400
Convertible debentures, net (Note H)	1,150,860
Debenture warrants (Note H)	2,848
TOTAL CURRENT LIABILITIES	3,489,352

Loans noncurrent portion	13,410
TOTAL LIABILITIES	3,502,762

COMMITMENTS (Note I)

STOCKHOLDERS' EQUITY (Note J)
Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 43,739,764 at April 30, 2008	26,785
Common stock payable	18,000
Additional paid-in capital	5,930,266
Accumulated deficit	(6,981,100)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	(24,670)
Treasury Stock	(15,140)
TOTAL STOCKHOLDERS' EQUITY	(1,045,859)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,456,903

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended April 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Revenue
Net Sales	$1,075,888	$667,717	$1,807,505	$905,502
Services	762,418	569,932	1,478,656	1,093,782
Net revenue	1,838,306	1,237,649	3,286,161	1,999,284
Cost of goods sold	819,063	549,095	1,620,184	939,738
Gross profit	1,019,243	688,554	1,665,977	1,059,546

Costs and Expenses
Selling, general & administrative	390,674	435,703	766,281	740,281
Research & development	44,228	35,515	89,543	73,199
Depreciation & amortization	16,115	15,313	33,151	31,627
Total costs and expenses	451,017	486,531	888,975	845,107

Income from operations	568,226	202,023	777,002	214,439

Other Income and (Expense)
Interest income	3,002	6,251	7,754	14,829
Interest expense	(41,960)	(78,642)	(89,840)	(161,009)
Derivative gain (loss)	2,415	(1,931)	15,115	(2,029)
Total other income and (expense)	(36,543)	(74,322)	(66,971)	(148,209)
Net income before income taxes	531,683	127,701	710,031	66,230
Income taxes	(267,134)	-	(267,134)	-
Net income	$264,549	$127,701	$442,897	$66,230

Net earnings per common share basic	$0.006	$0.003	$0.010	$0.002

Net earnings per common share fully diluted	$0.004	$0.001	$0.006	$0.001

Weighted average common shares outstanding basic	43,704,356	40,951,201	42,980,048	39,172,987

Weighted average common shares outstanding fully diluted	74,522,332	89,161,753	74,934,863	88,470,681

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Year Ended October 31, 2007 and Six Months Ended April 30, 2008 (Unaudited)

					Deficit
					Accumulated	Accumulated
	Common Stock			Additional	During the	Other		Total
	Number of			Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Payable	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2006	35,612,756	$21,315	$-	$5,442,229	$(8,241,404)	$88,183	$(15,140)	$(2,704,817)

Shares issued during the period:
Shares issued for services	867,429	520	19,832	89,186				109,538
Shares issued for interest payable	2,094,503	1,257		86,255				87,512
Shares issued for retirement of convertible debentures	2,751,856	1,651		113,349				115,000
Stock options exercised	490,000	888	11,500	23,612				36,000
Foreign Currency Translation Adjustment						(120,085)		(120,085)
Net income (loss)					817,407			817,407
BALANCES October 31, 2007	41,816,544	$25,631	$31,332	$5,754,632	$(7,423,997)	$(31,902)	$(15,140)	$(1,659,444)

Shares issued during the period:
Shares issued for services	279,959	168	(1,832)	37,643				35,979
Shares issued for interest payable	60,425	36		6,441				6,477
Shares issued for retirement
of convertible debentures	932,836	560		99,440				100,000
Stock options exercised	650,000	390	(11,500)	32,110				21,000
Foreign Currency Translation Adjustment						7,232		7,232
Net income					442,897			442,897
BALANCES April 30, 2008	43,739,764	$26,785	$18,000	$5,930,266	$(6,981,100)	$(24,670)	$(15,140)	$(1,045,859)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the Three and Six Months Ended April 30, 2008 and 2007

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007

Net earnings (loss)	$531,683	$127,701	$710,031	$66,230
Other comprehensive income (loss)
Foreign currency translation adjustment	1,813	30,726	(7,232)	11,567

Net comprehensive income	$533,496	$158,427	$702,799	$77,797

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three and Six Months Ended April 30, 2008 and 2007

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$264,549	$127,701	$442,897	$66,230
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation	16,115	15,313	33,151	31,627
Stock issued for services	18,000	49,894	35,979	49,894
Derivative gain on warrants issued with debentures	(2,415)	1,931	(15,115)	2,029
Stock issued for accrued interest	-	-	6,476	87,512
CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current assets:
Accounts receivable	(506,545)	(571,734)	(280,912)	(433,686)
Other receivables	23,252	27,932	(4,854)	18,706
Prepaid expenses	(8,876)	(23,065)	(11,972)	(25,506)
Inventory	50,609	(58,382)	81,820	(48,571)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	52,510	911	14,564	(126,169)
Accrued Payroll	50,169	11,067	31,763	(7,292)
Income taxes payable	267,134	-	267,134	-
Deferred revenue	100,852	314,820	(126,136)	209,919
CASH PROVIDED (USED) FOR OPERATING ACTIVITIES	325,354	(103,612)	474,795	(175,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(4,394)	(548)	(15,291)	(1,097)
CASH USED FOR INVESTING ACTIVITIES	(4,394)	(548)	(15,291)	(1,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(13,760)	(2,222)	(38,749)	(5,001)
Repayment of convertible debenture	(185,490)	(100,000)	(270,787)	(100,000)
Stock options exercised	1,000	10,000	32,500	10,000

CASH USED FOR FINANCING ACTIVITIES	(198,250)	(92,222)	(277,036)	(95,001)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,129)	43,251	(27,182)	2,038
NET INCREASE (DECREASE) IN CASH	118,581	(153,131)	155,286	(269,367)
CASH, beginning of period	826,296	803,684	789,591	919,920
CASH, end of period	$944,877	$650,553	$944,877	$650,553

Interest paid	$39,510	$4,225	$68,639	$5,828
Taxes paid	$2,468	$32,632	$5,356	$32,632

Other non-cash investing and financing activities:
Shares issued for services	$18,000	$49,894	$35,979	$49,894
Shares issued for accrued interest	$-	$-	$6,476	$87,512
Shares issued for debt	$-	$-	$100,000	$115,000

SEE NOTES TO FINANCIAL STATEMENTS

Superclick, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For The Three and Six Months Ended April 30, 2008 and 2007

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Superclick, Inc. as of April 30, 2008 and for the three and six month periods ended April 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB for the year ended October 31, 2007. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Maintenance and support revenue is recognized ratably over the maintenance term. First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, we allocate revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. At times, we may enter into multiple-customer contracts in which we allocate revenue based on the number of specified users at each customer, and recognize revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

Shipping and handling costs

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising

The Company expenses all advertising as incurred. For the three months ended April 30, 2008 and 2007, the Company incurred approximately $12,096 and $0, respectively in marketing and advertising expense. For the six months ended April 30, 2008 and 2007, the Company incurred approximately $14,198 and $7,063, respectively in advertising expense.

Earnings (Loss) per common share

The Company follows Statement of Financial Accounting Standards No. 128 which requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share are calculated using the weighted average number of common shares outstanding in the period. Fully diluted earnings (loss) per share includes potentially dilutive securities such as outstanding options and warrants, using the “treasury stock” method and convertible securities using the "if-converted" method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss per share as the effect would be anti-dilutive.

Issuance of common stock

The issuance of common stock for other than cash is recorded by the Company at management’s estimate of the fair value of the assets acquired or services rendered.

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes.   In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109”) FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company underwent a change of control for income tax purposes on October 8, 2003 according to Section 381 of the Internal Revenue Code. The Company's utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133 and changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the financial impact of SFAS 161 on our consolidated statements.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. As of April 30, 2008, one customer accounted for 36% of accounts receivable. As of April 30, 2007, one customer accounted for 32% of accounts receivable.

During the three months ended April 30, 2008, one customer accounted for 22% of sales. During the six months ended April 30, 2008, one customer accounted for 12% of sales.

During the three months ended April 30, 2007, the Company’s three largest customers accounted for 46% (17%, 16% and 13%) of sales. During the six months ended April 30, 2007, the company’s three largest customers accounted for 35% (14%, 11% and 10%) of sales.

For the three months ended April 30, 2008 and 2007, approximately 29% and 34% of the Company's net sales were made to customers outside the United States. For the six months ended April 30, 2008 and 2007, 30% of the Company's net sales were made to customers outside the United States.

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year. Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at April 30, 2008, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance of $1,067,789 as of April 30, 2008 is reported net of an allowance for doubtful accounts of $53,492.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2008:

Computer hardware	$220,646
Furniture & fixtures	154,808
Computer software	104,689
Leasehold improvements	34,792
Fabrication mold and dye	22,536
537,471
Accumulated depreciation	(321,558)
Fixed assets, net	$215,913

Depreciation expense for the three months ended April 30, 2008 and 2007 was $16,115 and $15,313, respectively. Depreciation expense for the six months ended April 30, 2008 and 2007 was $33,151 and $31,627, respectively.

NOTE D – ACCOUNTS PAYABLE

Accounts payable of $570,446 at April 30, 2008 consisted of $359,427 in trade payables, $11,741 related to professional fees, $24,123 of accrued interest and $175,155 of accrued payroll.

NOTE E – INCOME TAXES PAYABLE

As of April 30, 2008, $257,983 was accrued for income taxes payable to the Canadian and Provincial income tax authorities. The Company recorded a provision for income taxes of $267,134 for the three and six months ended April 30, 2008 based on a combined Federal and Provincial tax rate of 32%. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws and the possible outcomes of current and future audits.

NOTE F – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed. As of April 30, 2008, the deferred revenue balance of $1,242,240 consisted of $1,196,922 related to support and maintenance and to the sale of a master license agreement which is amortized over its term of thirty six (36) months which commenced August 2007 and $45,318 related to customer deposits for future hardware installations.

Deferred revenue related to support and maintenance is recorded in a manner consistent with the Company’s revenue recognition policy. The Company generally enters into one-year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance. The Company defers such payment and recognizes revenue ratably over the contract period.

NOTE G – NOTES PAYABLE TO FORMER SHAREHOLDERS OF HOTEL NET, LLC

The Company currently has five notes outstanding to the former shareholders of Hotel Net LLC. Four of the notes have a face amount of $70,000 payable quarterly through December 31, 2009 and do not accrue interest. The interest, if imputed, would be immaterial to these financial statements taken as a whole.

The remaining note originally dated July 25, 2006 has a face amount of $74,200, accrues interest at the rate of nine percent (9%) per annum, is convertible into shares of common stock at a conversion price of $.03, matured on January 1, 2007 and is currently in default.

During the three and six months ended April 30, 2008, the Company recognized $1,647 and $3,330, respectively of interest expense on the single interest bearing note. The principle balance on all of the notes as of April 30, 2008 was $249,400.

NOTE H – CONVERTIBLE DEBENTURE

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

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants had a value of $17,963 at October 31, 2007. As of April 30, 2008, the value of the warrants was reassessed using the Black-Scholes option-pricing model using the following assumptions: expected term 2.25 years, exercise price $.30, volatility 31%, risk free rate 3.76%, and zero dividend yield. The warrants have a value of $2,848 at April 30, 2008. For the three months ended April 30, 2008 and 2007, the Company recognized a derivative gain of $2,415 and $15,115, respectively. For the six months ended April 30, 2008 and 2007, the Company recognized a derivative loss of $1,931 and $2,029, respectively.

Debenture Principle

During the three months ended April 30, 2008, the Company retired a total of $185,489 of debenture principle with cash payments.

Debenture Interest

During the three months ended April 30, 2008 and 2007, the Company incurred $37,857 and $66,275 in interest payable, respectively. During the six months ended April 30, 2008 and 2007, the Company incurred $81,924 and $138,622 in interest payable, respectively. As of April 30, 2008, the company had an accrued interest balance of $12,450 related to our debentures.

NOTE I - COMMITMENTS

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $5,699 per month. The Company financed computer equipment with a loan term which extends through September 28, 2009 at a rate of $1,575 per month. At April 30, 2008, our contractual obligations under these commitments were as follows:

	Rent	Equipment	Total
2008	$34,194	$8,134	$42,328
2009	68,388	21,126	89,514
	$102,582	$29,260	$131,842

During the three and six months ended April 30, 2008, the Company incurred $17,673 and $35,548, respectively in rent expense. During the three and six months ended April 30, 2007, the Company incurred $15,340 and $30,714, respectively in rent expense.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE J - PREFERRED AND COMMON STOCK

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of April 30, 2008.

Private Placement and Warrant Activity

During the year ended October 31, 2007, the Company issued 2,094,503 shares of common stock in exchange for $87,512 of interest payable and 2,751,856 shares of common stock in exchange for $115,000 of principle related to the convertible debentures.

During the six months ended April 30, 2008, the Company issued 932,836 shares of common stock in exchange for $100,000 of debenture principle and 60,425 shares of common stock in exchange for $6,477 of accrued interest related to our debentures.

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

During the six months ended April 30, 2008, the Company issued 279,959 shares of common stock in exchange for director services. 141,656 shares were issued for services performed with $19,832 expensed in the fourth quarter of our fiscal year ending October 31, 2007 and 138,303 shares were issued for services performed with $17,979 expensed in our first fiscal quarter ending January 31, 2008. The Company has accrued $18,000 to common stock payable for director services performed during the quarter ending April 30, 2008 and we anticipate the issuance of common stock for these services during our third fiscal quarter.

Common Stock Options

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

During the six months ended April 30, 2008, 650,000 shares of common stock were issued pursuant to option exercises (see Note L). No other option activity occurred.

NOTE K - WARRANTS

At April 30, 2008 the Company had 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date
Debenture	735,370	>or=to $0.30	7/31/2010
Debenture	230,627	>or=to $0.30	8/17/2010
Total	965,997

During the year ended October 31, 2007, no warrants were issued or exercised and 1,899,999 warrants expired.

During the six months ended April 30, 2008, 200,000 “A” Warrants expired.

NOTE L – STOCK INCENTIVE PLANS

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

During the six months ended April 30, 2008, 650,000 shares of common stock were issued pursuant to option exercises. 230,000 of the exercises were recorded as common stock payable as of October 31, 2007 and 420,000 options were exercised in exchange for $21,000 during 2008.

The following table summarizes the Company's stock option activity for the six months ended April 30, 2008:

	2008
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	14,462,356	$0.070
Granted	-	-
Forfeited	-	-
Exercised	(420,000)	0.050
Outstanding at end of quarter	14,042,356	$0.075

Options exerciseable at quarter end	14,042,356

The following table summarizes information about the Company's stock options outstanding at April 30, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At April 30,	Contractural	Exercise	Number	Exercise
Prices	2008	Life (years)	Price	Outstanding	Price

$ 0.50	589,856	-	$0.500	589,856	$0.500
0.65	137,500	-	0.650	137,500	0.650
0.05	13,315,000	-	0.050	13,315,000	0.050
Total	14,042,356	-	$0.075	14,042,356	$0.075

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Under SFAS 123r, the Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants. The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future. During the three and six months ended April 30, 2008 and 2007, the Company recognized no compensation expense. The Company has recorded compensation expense of $767,017 through April 30, 2008.

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

The Stock Incentive Plan has a term of ten years commencing on January 1, 2004. Awardees are defined as director to whom an award is made. An eligible director is any person who on the date of grant is a member of the Board of Directors of the Company and is not an employee of the Company or of any Subsidiary. Stock Options are non-qualified right-to-buy Options for the purchase of Common Stock of the Company. The term of each Option shall be ten years from the Date of Grant. The Option Price shall be the Fair Market Value of Superclick, Inc. Common Stock on the date the Option is granted. Under no circumstances shall any Option vest in less than one year from the date of grant. Shares purchased upon exercise of an Option must be paid for in full at the time of exercise either in cash or with currently owned shares. Neither the Committee on Directors and Governance nor the Board of Directors may re-price any Option that is less than the option exercise price. Restricted Stock is Common Stock of the Company restricted as to sale in such fashion as the Committee on Directors and Governance shall determine. Prior to the lifting of the restrictions, the Awardee will be entitled to receive dividends from and to vote the shares of Restricted Stock.

During the year ended October 31, 2007, the Company issued 380,122 shares to directors for services rendered valued at $39,472 and accrued an additional $19,832 which 141,656 shares of common stock were issued in November 2007. Value for shares issued for services is based on fair market value of our stock on the date of issuance.

During the six months ended April 30, 2008, the Company issued 279,959 shares of common stock and had accrued as of April 30, 2008 $18,000 in exchange for director services. 141,656 shares were issued for services performed in our fourth quarter of our fiscal year ending October 31, 2007 and 138,303 shares were issued for services performed in our first fiscal quarter ending January 31, 2008.

NOTE M – NET OPERATING LOSS CARRY FORWARD

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

The Company recently underwent an audit by the Canadian Federal Government, the outcome of which resulted in a potential reduction to the NOL carry forward. While the Company plans to contest the adjustment, we have reduced the potential NOL available by that amount for purposes of calculating our provision for income tax.

The Company receives tax credits for research and development activities from Revenue Canada, as illustrated below. Deferred tax credits from Revenue Canada associated with its research and development activities were fully allowed for in the fiscal year ended October 31, 2006 and prior. Given the results of operations during the year ended October 31, 2007, the Company determined that it was more likely than not that the credits would be available for use, thus no valuation allowance was made for the year ended October 31, 2007. As a result, the Company reflected approximately $74,025 USD in tax credits available for future use in its October 31, 2007 balance sheet.

(Amounts in Canadian Dollars)	October 31, 2007

Deferred tax asset	245,467
Less: Valuation allowance	(175,151)
Net deferred tax asset	70,316

In addition, the Company receives reimbursement of research and development activities from the Province of Quebec beyond the tax credits described above. As of April 30, 2008, the Company had no receivable for those research and development activities.

NOTE N – RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company’s Board of Directors, provides consulting services to the Company in exchange for monthly compensation of $5,000 and related expenses. During the three and six months ended April 30, 2008, Mr. Pitcher received $18,950.00 and $36,336.00, respectively. In addition, Mr. Pitcher was awarded 33,333 shares of common stock for his services as Chairman valued at $.13 per share.

During the three and six months ended April 30, 2007, Mr. Pitcher received $27,882 and $36,032. In addition, Mr. Pitcher was awarded 465,789 shares of common stock for his services as Chairman valued at $.08 per share.

Mrs. Papapicco, Director of Operations, is the spouse of Mr. Natale, Chief Executive Officer of the Company. Mrs. Papapicco earns an annual salary of $80,000 Canadian dollars. During the three and six months ended April 30, 2008, she received approximately $15,955 and $33,148 in United Stated dollars.

During the three and six months ended April 30, 2007, she received approximately $12,737.00 in United Stated dollars.

NOTE O – GOING CONCERN AND MANAGEMENT’S PLANS

The Company has an accumulated capital deficit and significant debt that raise doubt about its ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to increase operating revenues to generate enough cash flow to repay its debt and reduce its deficit. There can be no assurance that this will occur and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE P - SUBSEQUENT EVENTS

On May 27, 2008, the Company issued 40,000 shares of common stock in exchange for $2,000 pursuant to an option exercise.

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

During the year ended October 31, 2007 we entered into a license agreement with Swisscom Hospitality Service Plus AG. Based on our revenue recognition policy we are recognizing the entire amount ratably over the 36 month period of the agreement.

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

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109”) FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate “settlement”. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

The Company recently underwent an audit by the Canadian Federal Government, the outcome of which resulted in a potential reduction to the NOL carry forward. While the Company plans to contest the adjustment, we have reduced the potential NOL available by that amount for purposes of calculating our provision for income tax.

The Company receives reimbursement of research and development activities from Revenue Canada beyond the tax credits described above. As of October 31, 2007, the Company had recognized approximately $74,025 USD as a receivable for those research and development activities.

(Amounts in Canadian Dollars)	October 31, 2007

Deferred tax asset	245,467
Less: Valuation allowance	(175,151)
Net deferred tax asset	70,316

Overview

Results of Operations

THREE AND SIX MONTHS ENDED APRIL 30, 2008 AND 2007

Revenue

Net Revenue for the three months ended April 30, 2008 and 2007 was $1,838,306 and $1,237,649, respectively. Compared to the same period last year, the three month favorable variance was $600,657, or 48.5%. Net Revenue for the six months ended April 30, 2008 and 2007 was $3,286,161 and $1,999,284, respectively. Compared to the same period last year, the six month favorable variance was $1,286,877 or 64.4%.

More specifically, net sales for both the quarter and year-to-date, which included revenue derived from the deployment of the Company’s solutions, grew by 61.1% and 99.6%, respectively. Support and maintenance revenue, grew by 33.8% and 35.2%, respectively. The quarter and year-to-date growth was a result of increased activity in the deployment of the company’s varied solutions coupled with growth in guest support and maintenance revenues as a result of the continued increase in rooms under support.

Gross Profit

Gross profit for the three months ended April 30, 2008 and 2007 was $1,019,243 and $688,554, respectively, a 48% or $330,689 improvement. The favorable variance was due to the positive sales variance which included the recently announced multi-homing project. Gross margin for the three months ended April 30, 2008 and 2007 remained strong at 55.4% and 55.6%, respectively.
Gross profit and gross margin for the six months ended April 30, 2008 and 2007 was $1,665,977 and 50.7% and $1,059,546 and 53.0%, respectively. Gross profit improved by $606,431 or 57.2% and the margin was slightly lower by 2.3% compared to the same period last year. As a result of the efficient running of the services department and along with the firming up support contracts, the Company’s gross profit continues to be favorable.

Selling, General and Administrative

Selling, General and Administrative expenses for the three months ended April 30, 2008 and 2007 were $390,674 or 21.3% of revenue and $435,703 or 35.2% of revenue, respectively. A $45,029 or 10.3% favorable variance compared to the same quarter last year. The $45,029 decrease was mainly due to decreases in investor relation and marketing expenses along with lower professional fees.

For the six months ended April 30, 2008 and 2007 SG&A was $766,281 or 23.3% of revenue and $740,281 or 37.0% of revenue, respectively. Compared to last year, SG&A was $26,000 or 3.5% greater mainly due to differences in foreign exchange.

Research and Development

Research and development expenses for the three months ended April 30, 2008 and 2007 were $44,228 or 2.4% of revenue and $35,515 or 2.9% of revenue, respectively.

Research and development expenses for the six months ended April 30, 2008 and 2007 were $89,543 or 2.7% of revenue and $73,199 or 3.7% of revenue, respectively. The unfavorable variances for both the quarter and year to date were primarily due to the unfavorable foreign exchange effect as a result of the stronger Canadian dollar compared to that of the United States dollar.

Income from Operations

Income from Operations for the three months ended April 30, 2008 was $568,226 or 30.9% of net revenue, compared to $202,023 or 16.3% of net revenue for the three months ended April 30, 2007.

Income from Operations for the six months ended April 30, 2008 was $777,002 or 23.6% of net revenue, compared to $214,439 or 10.7% of net revenue for the six months ended April 30, 2007.

Other Expense

For the three months ended April 30, 2008 and 2007, total other expense was $36,543 and $74,322, respectively. The three month year-over-year decrease was $37,779 or 50.8%. For the six months ended April 30, 2008 and 2007, total other expense was $66,971 and $148,209, respectively. The six month year-over-year decrease was $81,238 or 54.8%. The decrease in other expense for the three and six months ended April 30, 2008 compared to the same period in the prior year was primarily due to a decrease in interest expense as a result of paying down debt.

Income Taxes

Income taxes for the three and six months ended April 30, 2008 and 2007 were $267,134 and $0, respectively. Income taxes are due in Canada as a result of the reported profit realized in the Canadian subsidiary. The Company recently underwent an audit by the Federal Government, the outcome of which resulted in a potential reduction to the NOL carry forward. While the Company plans to contest the adjustment, we have reduced the potential NOL available by that amount for purposes of calculating our provision for income tax.

Net Income

The Net Income for the three months ended April 30, 2008 was $264,549 or 14.4% of revenue compared to $127,701 or 10.3% of revenue for the same period last year.

The Net Income for the six months ended April 30, 2008 was $442,897 or 13.5% of revenue compared to $66,230 or 3.3% of revenue for the same period last year.

Earnings Per Share

For the three months ended April 30, 2008 and 2007, earnings per share were $0.006 compared to $0.003, respectively. Earnings per share fully diluted for the current quarter was $0.004 compared to $.001 last year.

For the six months ended April 30, 2008 and 2007 the earnings per share was $0.01 and $0.002, respectively. Earnings per share fully diluted were $0.004 and $0.006, respectively.

Weighted average shares for the current quarter was 43,704,356 and 74,522,332, respectively. Year to date weighted average shares were 42,980,048 basic and 74,934,863 fully diluted.

Financial Condition

From inception to April 30, 2008, we incurred an accumulated deficit of $6,981,100. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued operating losses. However, in 2007 and through the first six months of our fiscal year 2008 we experienced notable organic growth resulting in a larger customer base.

We have financed our operations since inception primarily through equity and debt financing. During the three and six months ended April 30, 2008, we had a net increase in cash of $325,354 and $474,795, respectively. Total cash resources as of April 30, 2008 were $944,877 compared with $789,591 at October 31, 2007.

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

The Company's Liquidity Plan

Recent operating results have slightly alleviated concerns about our ability to generate cash flow from operations. Net income for the three and six months ended April 30, 2008 was $264,549 and $442,897, respectively, compared to $127,701 and $66,230 for the three and six months ended April 30, 2007, respectively, while cash generated from operations for the six months ended April 30, 2008 was $474,795.

During the six months ended April 30, 2008, the Company has financed operations solely with cash generated through sales and the collection of its accounts receivable.

The Hotel Net LLC notes matured on January 1, 2007. Four of the five notes were canceled and replaced with new notes that do not accrue interest and mature December 31, 2009. We are hopeful that the remaining note will be renegotiated in the near future. The new balance for notes payable at April 30, 2008 is $249,400.

During the six months ended April 30, 2008, we issued 993,261 shares of Common Stock in exchange for $106,477 of principle debt and accrued interest of our convertible debentures.

During the six months ended April 30, 2008, we expensed $35,979 related to 138,303 shares issued and $18,000 of shares to be issued for director services.

Our independent registered public accountants, Bedinger and Company, have indicated that our fiscal year 2007 financial statements have been prepared assuming our company will continue as a going concern. However, Bedinger and Company has noted that our company has suffered past recurring losses from operations resulting in an accumulated deficit and significant debt that raise doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

At April 30, 2008 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

Equipment loan obligation:  Loan obligation relates to computer equipment used in the Montreal office. The loan term extends through September 28, 2009 at a rate of $1,575 per month.

At April 30, 2008, our equipment loan obligation is as follows:

2008	$8,134
2009	$21,126
$29,260

Operating lease obligations:  Operating lease obligations consist of office rental commitment for our offices in Montréal, Québec, Canada. On October 1, 2004 we began a lease for office space in Montréal. The lease extends through September 30, 2009 at a rate of $5,669 per month.

At April 30, 2008, our contractual obligations under this lease were as follows:

2008	$34,194
2009	$68,388
$102,582

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three and six months ended April 30, 2008. However, there can be no assurance our business will not be affected by inflation in the future.

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

As of April 30, 2008, we had exercisable stock options outstanding to purchase 14,042,356 shares of common stock, warrants to purchase 965,997 shares of common stock, and convertible debentures convertible in accordance with a formula based on the 45 day trailing average price of our common stock. To the extent such options or warrants are exercised and convertible notes are converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of April 30, 2008, a total of 10,620,171 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. As of February 15, 2008, Rule 144 was amended to provide that a person who is not affiliated with the issuer, holding restricted securities for a period of six months may thereafter sell those securities, if the issuer is current with its reporting requirements. Persons who are not affiliated with the issuer and who have held their restricted securities for at least one year are not subject to any limitations. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

Date: June 4, 2008	Superclick, Inc.
/s/ Sandro Natale
Name: Sandro Natale
Title: President & CEO