Form 10-Q
period 2008-07-31
SUPERCLICK INC
filed 2008-09-15
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended July 31, 2008.

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of August 19, 2008 was 44,937,251.

ITEM 1. FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Balance Sheet (Unaudited)
July 31, 2008

ASSETS
CURRENT ASSETS
Cash	$808,040
Accounts receivable, net (Notes A&B)	1,297,943
Sales Tax refund receivable	7,811
Inventory	171,615
Prepaid expenses	32,105
TOTAL CURRENT ASSETS	2,317,514
Fixed assets, net (Note C)	197,668
Deferred tax asset	68,246
TOTAL ASSETS	$2,583,428

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note D)	$561,408
Income taxes payable (Note E)	328,008
Deferred revenue (Note F)	1,214,929
Loans current portion	15,872
Notes payable (Note G)	215,800
Convertible debentures, net (Note H)	961,076
Debenture warrants (Note H)	1,978
TOTAL CURRENT LIABILITIES	3,299,071

Loans noncurrent portion	10,147
TOTAL LIABILITIES	3,309,218

COMMITMENTS (Note I)

STOCKHOLDERS' EQUITY (DEFICIT) (Note J)
Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 44,887,251 at July 31, 2008	27,473
Common stock payable	18,000
Additional paid-in capital	6,058,244
Accumulated deficit	(6,781,955)

Accumulated other comprehensive gain (loss) (Cumulative translation adjustment)	(32,412)
Treasury Stock	(15,140)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(725,790)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,583,428

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended July 31, 2008 and 2007

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenue
Net Sales	$691,123	$820,380	$2,498,628	$1,725,882
Services	788,163	579,966	2,266,819	1,673,748
Net revenue	1,479,286	1,400,346	4,765,447	3,399,630
Cost of goods sold	710,025	666,547	2,330,209	1,606,285
Gross profit	769,261	733,799	2,435,238	1,793,345

Costs and Expenses
Selling, general & administrative	383,204	458,465	1,149,485	1,198,746
Research & development	44,963	43,822	134,506	117,021
Depreciation	15,070	16,510	48,221	48,137
Total costs and expenses	443,237	518,797	1,332,212	1,363,904

Income from operations	326,024	215,002	1,103,026	429,441

Other Income and (Expense)
Interest income	2,129	6,233	9,883	21,062
Interest expense	(60,596)	(75,853)	(150,436)	(236,862)
Gain on forgiveness of debt	—	21,719	—	21,719
Derivative gain (loss)	870	(42,450)	15,985	(44,479)
Total other income and (expense)	(57,597)	(90,351)	(124,568)	(238,560)
Net income before income taxes	268,427	124,651	978,458	190,881
Income taxes	(69,282)	—	(336,416)	—
Net income	$199,145	$124,651	$642,042	$190,881

Net income per common share:
Basic	$0.004	$0.003	$0.015	$0.005
Diluted	$0.003	$0.002	$0.009	$0.003
Weighted average common shares outstanding:
Basic	44,285,141	41,500,790	43,429,325	39,990,922
Diluted	66,539,983	71,182,210	68,834,437	71,861,872

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Year Ended October 31, 2007 and Nine Months Ended July 31, 2008 (Unaudited)

					Deficit Accumulated	Accumulated
	Common Stock			Additional	During the	Other		Total
	Number of			Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Payable	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2006	35,612,756	$21,315	$—	$5,442,229	$(8,241,404)	$88,183	$(15,140)	$(2,704,817)

Shares issued during the period:
Shares issued for services	867,429	520	19,832	89,186				109,538
Shares issued for interest payable	2,094,503	1,257		86,255				87,512
Shares issued for retirement of convertible debentures	2,751,856	1,651		113,349				115,000
Stock options exercised	490,000	888	11,500	23,612				36,000
Foreign Currency Translation Adjustment						(120,085)		(120,085)
Net income (loss)					817,407			817,407
BALANCES October 31, 2007	41,816,544	$25,631	$31,332	$5,754,632	$(7,423,997)	$(31,902)	$(15,140)	$(1,659,444)

Shares issued during the period:
Shares issued for services	384,122	230	(1,832)	54,247				52,645
Shares issued for interest payable	150,403	90		16,252				16,342
Shares issued for retirement of convertible debentures	1,846,182	1,108		199,027				200,135
Stock options exercised	690,000	414	(11,500)	34,086				23,000
Foreign Currency Translation Adjustment						(510)		(510)
Net income					642,042			642,042
BALANCES July 31, 2008	44,887,251	$27,473	$18,000	$6,058,244	$(6,781,955)	$(32,412)	$(15,140)	$(725,790)

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended July 31, 2008 and 2007

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007

Net earnings	$199,145	$124,651	$642,042	$117,181

Other comprehensive income
Foreign currency translation adjustment	7,742	17,395	510	28,962

Net comprehensive income	$206,887	$142,046	$642,552	$146,143

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three and Nine Months Ended July 31, 2008 and 2007

	Three Months Ended July 31,,		Nine Months Ended July 31,
	2008	2007	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$199,145	$124,651	$642,042	$117,181
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	15,070	16,510	48,221	48,137
Stock issued for services	16,666	29,750	52,645	79,644
Derivative gain on warrants issued with debentures	(870)	42,450	(15,985)	44,479
Stock issued for accrued interest	9,865	—	16,341	87,512
Gain on forgiveness of debt	—	(21,719)	—	(21,719)
CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current assets:
Accounts receivable	(250,946)	99,844	(531,858)	(333,842)
Other receivables	36,018	3,849	31,164	22,555
Prepaid expenses	2,362	(3,909)	(9,610)	(29,415)
Inventory	(88,319)	(92,204)	(6,499)	(140,775)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	6,020	(34,429)	20,584	(86,898)
Accrued Payroll	(6,349)	62,363	25,414	55,071
Income taxes payable	69,282	—	336,416	—
Deferred revenue	(7,813)	338,824	(133,949)	548,743
CASH PROVIDED (USED) FOR OPERATING ACTIVITIES	131	565,980	474,926	390,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	—	(13,154)	(15,291)	(14,251)
CASH USED FOR INVESTING ACTIVITIES	—	(13,154)	(15,291)	(14,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(36,147)	(19,084)	(74,896)	(24,085)
Repayment of convertible debenture	(89,649)	(298,352)	(360,436)	(398,352)
Stock options exercised	2,000	9,000	34,500	19,000
CASH USED FOR FINANCING ACTIVITIES	(123,796)	(308,436)	(400,832)	(403,437)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13,172)	24,240	(40,354)	26,278
NET INCREASE (DECREASE) IN CASH	(136,837)	268,630	18,449	(737)
CASH, beginning of period	944,877	650,553	789,591	919,920
CASH, end of period	$808,040	$919,183	$808,040	$919,183

Interest paid	$10,351	$76,908	$78,990	$82,736
Taxes paid	$—	$(3,450)	$2,888	$70,250

Other non-cash investing and financing activities:
Shares issued for services	$16,666	$29,750	$52,645	$96,644
Shares issued for accrued interest	$9,865	$—	$16,342	$87,512
Shares issued for debt	$100,135	$—	$200,135	$115,000

SEE NOTES TO FINANCIAL STATEMENTS

Superclick, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For The Three and Nine Months Ended July 31, 2008 and 2007

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Superclick, Inc. as of July 31, 2008 and for the three and nine month periods ended July 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB for the year ended October 31, 2007. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Advertising

The Company expenses all advertising as incurred. For the three months ended July 31, 2008 and 2007, the Company incurred approximately $48,951 and $53,393, respectively in marketing and advertising expense. For the nine months ended July 31, 2008 and 2007, the Company incurred approximately $63,149 and $106,316, respectively in advertising expense.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We are currently evaluating the impact of FSP APB 14-1.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers. As of July 31, 2008, two customers accounted for 43% (29% and 14%) of accounts receivable. As of July 31, 2007, one customer accounted for 39% of accounts receivable.

During the three months ended July 31, 2008, two customers accounted for 33% (23% and 10%) of sales. During the nine months ended July 31, 2008, no customer accounted for more than 10% of sales.

During the three months ended July 31, 2007, the Company’s two largest customers accounted for 39% (29% and 10%) of sales. During the nine months ended July 31, 2007, the company’s two largest customers accounted for 31% (19% and 12%) of sales.

For the three months ended July 31, 2008 and 2007, approximately 36% and 25% of the Company's net sales were made to customers outside the United States. For the nine months ended July 31, 2008 and 2007, 32% and 30% of the Company's net sales were made to customers outside the United States.

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year. Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at July 31, 2008, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance of $1,297,943 as of July 31, 2008 is reported net of an allowance for doubtful accounts of $52,647.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2008:

Computer hardware	$217,161
Furniture & fixtures	152,363
Computer software	103,035
Leasehold improvements	34,242
Fabrication mold and dye	22,181
528,982
Accumulated depreciation	(331,314)
Fixed assets, net	$197,668

Depreciation expense for the three months ended July 31, 2008 and 2007 was $15,070 and $16,510. Depreciation expense for the nine months ended July 31, 2008 and 2007 was $48,221 and $48,137.

NOTE D – ACCOUNTS PAYABLE

Accounts payable of $561,408 at July 31, 2008 consisted of $351,999 in trade payables, $6,637 related to professional fees, $36,633 of accrued interest and $166,139 of accrued payroll.

NOTE E – INCOME TAXES PAYABLE

As of July 31, 2008, $328,008 was accrued for income taxes payable to the Canadian and Provincial income tax authorities. The Company recorded a provision for income taxes of $69,282 and $336,416 for the three and nine months ended July 31, 2008 based on a combined Federal and Provincial tax rate of 32%. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws and the possible outcomes of current and future audits.

NOTE F – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed. As of July 31, 2008, the deferred revenue balance of $1,214,929 consisted of 1) $626,542 related to support and maintenance for multiple customers; 2) $466,660 related to the sale of a master license agreement which commenced August 2007 and is being amortized over its term of thirty six (36) months; and 3) $121,727 related to customer deposits for future hardware installations.

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

The remaining note originally dated August 31, 2005 has a face amount of $70,000, accrues interest at the rate of nine percent (9%) per annum, is convertible into shares of common stock at a conversion price of $.50, matured on January 1, 2006 and is currently in default.

During the three and nine months ended July 31, 2008, the Company recognized $1,665 and $4,995, respectively of interest expense on the single interest bearing note. The principle balance on all of the notes as of July 31, 2008 was $215,800.

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

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability. Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. The warrants had a value of $17,963 at October 31, 2007. As of July 31, 2008, the value of the warrants was reassessed using the Black-Scholes option-pricing model using the following assumptions: expected term 2.0 years, exercise price $.30, volatility 31%, risk free rate 3.98%, and zero dividend yield. The warrants have a value of $1,978 at July 31, 2008. For the three and nine months ended July 31, 2008, the Company recognized a derivative gain of $870 and $15,985, respectively. For the three and nine months ended July 31, 2007, the Company recognized a derivative loss of $42,450 and $44,479, respectively.

Debenture Repayments

During the three and nine months ended July 31, 2008, the Company made payments totaling $210,000 and $625,904, respectively, towards accrued interest and principle on our debenture. During the three and nine months ended July 31, 2007, the Company made payments totaling $426,873 and $729,385, respectively, towards accrued interest and principle on our debenture as described in the following table:

	Three Months Ended July 31, 2008	Nine Months Ended July 31, 2008	Three Months Ended July 31, 2007	Nine Months Ended July 31, 2007
Total principle payments	$189,784	$530,572	$298,381	$513,381
Total interest payments	20,216	95,332	128,492	216,004
Total payments	210,000	625,904	426,873	729,385

Breakdown of debenture payments by the issuance of stock or cash:

Total cash paid for debenture
Principle	89,649	330,436	298,381	398,381
Interest	10,351	78,990	128,492	128,492
Total cash payments	100,000	409,426	426,873	526,873

Total stock issued for debenture:
Principle	100,135	200,135	—	115,000
Interest	9,865	16,342	—	87,512
Total stock payments	110,000	216,478	—	202,512
Total payments	$210,000	$625,904	$426,873	$729,385

Total shares issued	1,003,324	1,996,585	—	4,846,359

Debenture Interest

During the three and nine months ended July 31, 2008, the Company incurred $34,978 and $110,094, respectively, in interest expense. During the three and nine months ended July 31, 2007, the Company incurred $62,217 and $200,840, respectively, in interest expense. As of July 31, 2008, the company had accrued interest payable of $14,762 related to our debenture.

NOTE I - COMMITMENTS

On October 1, 2004 the Company began a lease for office space. The lease extends through September 30, 2009 at a rate of $5,699 per month. The Company financed computer equipment with a loan term which extends through September 28, 2009 at a rate of $1,575 per month. At July 31, 2008, our contractual obligations under these commitments were as follows:

	Rent	Equipment	Total
2008	$17,097	$4,488	$21,585
2009	68,388	22,200	90,588
	$85,485	$26,688	$112,173

During the three and nine months ended July 31, 2008, the Company incurred $17,713 and $53,140, respectively, in rent expense. During the three and nine months ended July 31, 2007, the Company incurred $16,594 and $47,245, respectively, in rent expense.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE J - PREFERRED AND COMMON STOCK

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of July 31, 2008.

Private Placement and Warrant Activity

During the year ended October 31, 2007, the Company issued 2,094,503 shares of common stock in exchange for $87,512 of interest payable and 2,751,856 shares of common stock in exchange for $115,000 of principle related to the convertible debentures.

During the nine months ended July 31, 2008, the Company issued 1,846,182 shares of common stock in exchange for $200,135 of debenture principle and 150,403 shares of common stock in exchange for $16,342 of accrued interest related to our debentures.

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

During the nine months ended July 31, 2008, the Company issued 384,122 shares of common stock in exchange for director services. 141,656 shares were issued for services performed with $19,832 expensed in the fourth quarter of our fiscal year ending October 31, 2007. 138,303 shares were issued for services performed with $17,979 expensed in our first fiscal quarter ending January 31, 2008. 104,163 shares were issued for services performed with $16,666 expensed in our second fiscal quarter ending April 30, 2008. The Company has accrued $18,000 to common stock payable for director services performed during the quarter ending July 31, 2008 and we anticipate the issuance of common stock for these services during our fourth fiscal quarter.

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

During the nine months ended July 31, 2008, 690,000 shares of common stock were issued pursuant to option exercises resulting in $34,500 to the Company. No other option activity occurred.

NOTE K - WARRANTS

At July 31, 2008 the Company had 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date
Debenture	735,370	>or=to $0.30	7/31/2010
Debenture	230,627	>or=to $0.30	8/17/2010
Total	965,997

During the year ended October 31, 2007, no warrants were issued or exercised and 1,899,999 warrants expired.

During the nine months ended July 31, 2008, 200,000 “A” Warrants expired.

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

During the nine months ended July 31, 2008, 690,000 shares of common stock were issued pursuant to option exercises. 230,000 of the exercises were recorded as common stock payable as of October 31, 2007 and 460,000 options were exercised in exchange for $23,000 during 2008.

The following table summarizes the Company's stock option activity for the nine months ended July 31, 2008:

	2008
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	14,462,356	$0.070
Granted	—	—
Forfeited	—	—
Exercised	(460,000)	0.050
Outstanding at end of quarter	14,002,356	$0.075

Options exerciseable at quarter end	14,002,356

The following table summarizes information about the Company's stock options outstanding at July 31, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At July 31,	Contractural	Exercise	Number	Exercise
Prices	2008	Life (years)	Price	Outstanding	Price

$ 0.50	589,856	—	$0.500	589,856	$0.500
0.65	137,500	—	0.650	137,500	0.650
0.05	13,275,000	—	0.050	13,275,000	0.050
Total	14,002,356	—	$0.075	14,002,356	$0.075

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Under SFAS 123r, the Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants. The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future. During the three and nine months ended July 31, 2008 and 2007, the Company recognized no compensation expense. The Company has recorded compensation expense of $767,017 through July 31, 2008.

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

During the nine months ended July 31, 2008, the Company issued 384,122 shares of common stock and had accrued as of July 31, 2008 $18,000 in exchange for director services. 141,656 shares were issued for services performed in our fourth quarter of our fiscal year ending October 31, 2007 and 242,466 shares were issued for services performed in our first and second fiscal quarters ending April 30, 2008.

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

Canadian Income Taxes (Stated in CAD)
Year of Loss	Federal	Provincial	Expiration Date
October 31, 2006	$221,790	$312,532	October 31, 2025
October 31, 2005	—	43,125	October 31, 2014
	$221,790	$355,657

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

In addition, the Company receives reimbursement of research and development activities from the Province of Quebec beyond the tax credits described above. As of July 31, 2008, the Company had no receivable for those research and development activities.

NOTE N – RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company’s Board of Directors, provides consulting services to the Company in exchange for monthly compensation of $5,000 and related expenses. During the three and nine months ended July 31, 2008, Mr. Pitcher received $16,395 and $52,731, respectively. In addition, during the nine months ended July 31, 2008, Mr. Pitcher was issued 104,819 shares of common stock for his services as Chairman valued at an average of $0.14 per share.

During the three and nine months ended July 31, 2007, Mr. Pitcher received $25,240 and $61,272, respectively. In addition, during the nine months ended July 31, 2007, Mr. Pitcher was issued 465,789 shares of common stock for his services as Chairman valued at $0.08 per share or the fair market value of the stock on the date of issuance.

Mrs. Papapicco, the spouse of Mr. Natale, Chief Executive Officer of the Company and former Director of Operations herself became separated from the Company on May 31, 2008. Mrs. Papapicco earned an annual salary of $80,000 Canadian dollars. During the three and nine months ended July 31, 2008, she received approximately $6,400 and $32,200 in United States dollars.

During the three and nine months ended July 31, 2007, Mrs. Papapicco received approximately $16,008 and $27,699 in United States Dollars.

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

NOTE P - SUBSEQUENT EVENTS

On August 5, 2008, the Company issued 50,000 shares of common stock in exchange for $2,500 pursuant to an option exercise.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Canadian Income Taxes (Stated in CAD)
Year of Loss	Federal	Provincial	Expiration Date
October 31, 2006	$221,790	$312,532	October 31, 2025
October 31, 2005	—	43,125	October 31, 2014
	$221,790	$355,657

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

Overview

Results of Operations

THREE AND NINE MONTHS ENDED JULY 31, 2008 AND 2007

Revenue

Net Revenue for the three months ended July 31, 2008 and 2007 was $1,479,286 and $1,400,346, respectively. Compared to the same period last year, the three month favorable variance was $78,940, or 5.6%. Net Revenue for the nine months ended July 31, 2008 and 2007 was $4,765,447 and $3,399,630, respectively. Compared to the same period last year, the nine month favorable variance was $1,365,817 or 40.2%.

Revenue growth was a result of increased activity in the deployment of the company’s varied solutions coupled with growth in guest support and maintenance revenues as a result of the continued increase in rooms under support.

More specifically, quarterly revenue derived from the support and maintenance of our solutions grew by 35.9% when compared to last year. Similarly, the year-to-date growth was 35.4%. Revenue derived from the deployment of solutions was down 15.8% compared to last year mainly due to the postponement of certain material installations to Q4. However, year-to-date showed growth of 44.8%, compared to last year.

Gross Profit

Gross profit for the three months ended July 31, 2008 and 2007 was $769,261 and $733,799, respectively, a 4.8% or $35,462 improvement. Gross margin for the three months ended July 31, 2008 and 2007 remained strong at 52.0% and 52.4%, respectively.

Gross profit and gross margin for the nine months ended July 31, 2008 and 2007 was $2,435,238 and 51.1% and $1,793,345 and 52.8%, respectively. With the margins remaining strong on a year over year basis the total revenue growth of 40.2% produced $641,893 more dollars when compared to last year, resulting in a 35.8% improvement on a year-over-year basis.

Selling, General and Administrative

Selling, General and Administrative expenses for the three months ended July 31, 2008 and 2007 were $383,204 or 25.9% of net revenue and $458,465 or 32.7% of net revenue, respectively. This represents a $75,261 or 16.4% favorable variance compared to the same quarter last year. The favorable variances were incurred in all areas of the business.

For the nine months ended July 31, 2008 and 2007 SG&A was $1,149,485 or 24.1% of revenue and $1,198,746 or 35.3% of revenue, respectively. Compared to last year, SG&A was not significantly but were $49,261 or 4.1% lower.

Research and Development

Research and development expenses for the three months ended July 31, 2008 were comparable to those of the three months ended July 31, 2007. The current quarter expenses were $44,963 or 3.0% of net revenue whereas last year’s quarter expenses were $43,822 or 3.1% of net revenue, respectively.

Year-to-date research and development expenses were also comparable when compared to last year. Expenses for July 31, 2008 and 2007 were $134,506 or 2.8% of net revenue and $117,021 or 3.4% of net revenue, respectively.

Income from Operations

Income from Operations for the three months ended July 31, 2008 was $326,024 or 22.0% of net revenue, compared to $215,002 or 15.4% of net revenue for the three months ended July 31, 2007.

Income from Operations for the nine months ended July 31, 2008 was $1,103,026 or 23.1% of net revenue, compared to $429,441 or 12.6% of net revenue for the nine months ended July 31, 2007.

Other Expense

For the three months ended July 31, 2008 and 2007, total other expense was $57,597 and $90,351, respectively. The three month year-over-year decrease was $32,754 or 36.3% mainly due to a derivative loss last year. For the nine months ended July 31, 2008 and 2007, total other expense was $124,568 and $238,560, respectively. The nine month year-over-year decrease was $113,992 or 47.8% mainly due to less interest expense as a result of the declining debt and differences in the derivative calculation which resulted in a loss last year compared to a gain this year. The decrease in other expense for the three and nine months ended July 31, 2008 compared to the same period in the prior year was primarily due to a decrease in interest expense as a result of paying down debt.

Income Taxes

Income taxes for the three and nine months ended July 31, 2008 were $69,282 and $336,416, respectively. Income taxes are due in Canada as a result of the reported profit realized in the Canadian subsidiary.

Net Income

The Net Income for the three months ended July 31, 2008 was $199,145 or 13.5% of revenue compared to $124,651 or 8.9% of revenue for the same period last year.

The Net Income for the nine months ended July 31, 2008 was $642,042 or 13.5% of revenue compared to $190,881 or 5.6% of revenue for the same period last year.

Earnings Per Share

For the three months ended July 31, 2008 and 2007, basic earnings per share were $0.004 compared to $0.003, respectively. Earnings per share fully diluted for the current quarter was $0.003 compared to $.002 last year.

For the nine months ended July 31, 2008 and 2007, basic earnings per share were $0.015 and $0.005, respectively. Earnings per share fully diluted were $0.009 and $0.003, respectively.

Weighted average basic shares outstanding for the three and nine months ended July 31, 2008 were 44,285,141 and 43,429,325, respectively. Weighted average fully diluted shares outstanding for the three and nine months ended July 31, 2008 were 66,539,983 and 68,834,437, respectively.

Financial Condition

From inception to July 31, 2008, we incurred an accumulated deficit of $6,781,955. This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as operating losses. However, in 2007 and through the first nine months of our fiscal year 2008 we experienced notable organic growth resulting in a larger customer base.

We have financed our operations since inception primarily through equity and debt financing. During the three months ended July 31, 2008, we had a net decrease in cash of $136,837 compared to an increase of $18,449 during the nine months ended July 31, 2008. Total cash resources as of July 31, 2008 were $808,040 compared with $789,591 at October 31, 2007.

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

The Company's Liquidity Plan

Recent operating results have slightly alleviated concerns about our ability to generate cash flow from operations. Net income for the three and nine months ended July 31, 2008 was $199,145 and $642,042, respectively, compared to $124,651 and $190,881 for the three and nine months ended July 31, 2007, respectively, while cash generated from operations for the nine months ended July 31, 2008 was $474,926.

During the nine months ended July 31, 2008, the Company has financed operations solely with cash generated through sales and the collection of its accounts receivable.

The Hotel Net LLC notes matured on January 1, 2007. Four of the five notes were canceled and replaced with new notes that do not accrue interest and mature December 31, 2009. It is not likely that the remaining note will be renegotiated in the near future. The new balance for notes payable at July 31, 2008 is $215,800.

During the nine months ended July 31, 2008, we issued 1,996,585 shares of Common Stock in exchange for a reduction in principle and accrued interest of $216,478 related to our convertible debentures.

During the nine months ended July 31, 2008, we expensed $52,645 related to 242,466 shares issued and $18,000 of shares to be issued for director services.

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

Off-Balance Sheet Arrangements

At July 31, 2008 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

Equipment loan obligation:  Loan obligation relates to computer equipment used in the Montreal office. The loan term extends through September 28, 2009 at a rate of $1,575 per month.

At July 31, 2008, our equipment loan obligation is as follows:

2008	$4,488
2009	22,200
$26,688

Operating lease obligations:  Operating lease obligations consist of office rental commitment for our offices in Montréal, Québec, Canada. On October 1, 2004 we began a lease for office space in Montréal. The lease extends through September 30, 2009 at a rate of $5,669 per month.

At July 31, 2008, our contractual obligations under this lease were as follows:

2008	$17,097
2009	68,388
$85,485

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three and nine months ended July 31, 2008. However, there can be no assurance our business will not be affected by inflation in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We may have exposure to a legal action brought against several vendors in our industry and five of our customers.

We have been made aware that several companies providing public Internet access have been named in a legal suit brought by a party claiming patent infringement. We have not been named in the action, although some companies that have been named are our customers. We have provided indemnification in our service contracts to several of these customers. We believe that it is too early at this stage to determine whether we have any exposure to the suit, but we have retained and consulted legal counsel to maintain a vigilant and proactive posture. We are actively discussing with our counsel ways that we can limit our liability. We are not defendants to the suit, nor have we retained litigation counsel on the matter. We will continue to monitor the situation. If we are named in the suit, it will require us to incur legal expenses which will have a negative impact on our profitability. This in turn, may have a negative impact on our stock price.

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

The uncertain environment in the lodging industry and the economy will continue to impact our financial results and growth.

The present economic slowdown and the uncertainty over its breadth, depth and duration have left it unclear whether the lodging industry’s growth environment during the past few years will continue. Many economists have reported that the U.S. economy is slowing and may be in, or nearing, a recession. Recent substantaill increases in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity that could stem from higher fuel costs, could also reduce demand for our customers’ hotel rooms which could result in lower demand for our solutions. Accordingly, our financial results and growth could be harmed if the economic slowdown continues for a significant period or becomes worse, or it transportation costs remain at current high levels for an extended period or increase further.

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

As of July 31, 2008, we had exercisable stock options outstanding to purchase 14,002,356 shares of common stock, warrants to purchase 965,997 shares of common stock, and convertible debentures convertible in accordance with a formula based on the 45 day trailing average price of our common stock. To the extent such options or warrants are exercised and convertible notes are converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of July 31, 2008, a total of 10,724,334 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. As of February 15, 2008, Rule 144 was amended to provide that a person who is not affiliated with the issuer, holding restricted securities for a period of six months may thereafter sell those securities, if the issuer is current with its reporting requirements. Persons who are not affiliated with the issuer and who have held their restricted securities for at least one year are not subject to any limitations. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None.

Item 6. Exhibits and Reports On Form 8-K.

(a)	Exhibits

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

(b)	Reports on Form 8-K

On June 30, 2008, the company filed a form 8-K with the SEC disclosing a quarterly conference call hosted by it to discuss financial results.
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August ____, 2008	Superclick, Inc.

/s/ Sandro Natale
Name: Sandro Natale
Title: President & CEO