Form 10KSB
period 2008-10-31
SUPERCLICK INC
filed 2009-01-20
CIK 1104891

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 2008 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No. 333-31238

SUPERCLICK, INC.
(Exact name of registrant as specified in its charter)

Washington	52-2219677
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the year ended October 31, 2008 were $6,762,867.

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on December 1, 2008 (based on the closing sale price of US $0.05 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $1,993,451. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding on December 1, 2008 was 44,937,251.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

TABLE OF CONTENTS

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

The Company emerged from the development stage during the year ended October 31, 2005. The primary objective is to continue to globally expand the installed room base and to provide 24/7/365 customer support. At present, the Company has installed its IP management products in approximately 120,000 rooms.

In order to manage existing operations we will rely on the working capital generated by the Company’s operations as well as to seek additional debt or equity financing. However, there can be no assurance that any such additional financing will be available on terms, in amounts, or at timing acceptable to us, if available at all.

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

Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we obtain will be sufficient to meet our needs in the long term.   Through October 31, 2008, a significant portion of our financing has been through private placements of common stock warrants and convertible debt.  Unless our operations continue to generate significant revenues, we will continue to fund operations from cash on hand and through similar sources of capital previously described.   We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.   Although the Company was profitable in fiscal 2008, the need for additional equity, debt financing or the entering into a strategic alliance may be required in order to sustain operations.

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

If our products or services employ technology that infringes the proprietary rights of others, we may be subject to infringement claims, forced to pay certain fees to license technology or be required to stop selling our products.

Our business could be harmed if we infringe upon the intellectual property rights of others. We have been notified in the past – and may be in the future – that we may be infringing intellectual property rights possessed by third parties. If any such claims are asserted, we may seek to enter into royalty or licensing agreements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms, precluding our use of the applicable technology. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. A successful claim of infringement against us or our failure or inability to license infringed or similar technology could damage our business to the extent we are required to pay substantial monetary damages or if, as a result of a successful claim, we are unable to sell our products or services without redeveloping them or are otherwise forced to incur significant additional expense. As a result, any infringement claims by third parties or claims of indemnification by customers resulting from infringement claims, whether or not proven to be true, may harm our business and prospects.

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

Risks Related To Our Business:

Our business could be adversely impacted by conditions affecting the lodging industry’s performance.

Our results are closely tied to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors such as the current global economic crisis, acts of terrorism, war, or public health issues. If our hotel customers are constrained by cash flow and access to credit, our business may be adversely affected. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic conditions, geopolitical instability and concerns about public health.

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

As of October 31, 2008, we had exercisable stock options outstanding to purchase 13,952,356 shares of common stock, warrants to purchase 965,997 shares of common stock, and convertible debentures convertible in accordance with a formula based on the 45 day trailing average price of our common stock. To the extent such options or warrants are exercised and convertible notes are converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of December 1, 2008, a total of 10,624,334 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

ITEM 2:                      DESCRIPTION OF PROPERTY

Our research and development activities and administrative offices are located in Montreal, Quebec, Canada.  Superclick, Inc. does not own any real property. The following information presents certain information about our leased properties:

	Approximate	Date Current
Location	Square Feet	Expires		Monthly Rent

10222 Boul. St-Michel Suite 300 Montreal, Quebec H1H 5H1 Canada	5,900 sq. ft.	Sept. 30, 2009	US$	4,867

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

These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Low	High
2007
First Quarter	$.04	$.07
Second Quarter	$.06	$.13
Third Quarter	$.07	$.26
Fourth Quarter	$.18	$.25

2008
First Quarter	$.12	$.19
Second Quarter	$.09	$.17
Third Quarter	$.10	$.20
Fourth Quarter	$.08	$.14

On December 1, 2008, the closing price was $0.05 for our stock.

Holders

Including equity held through CEDE, there are approximately fifty-four (54) holders of record of common equity as of December 1, 2008.

Dividends

We have not declared any dividends on our common stock during the last three fiscal years and we do not expect to declare dividends in the foreseeable future since we intend to utilize our earnings, if any, to finance our future growth, including possible acquisitions.

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

During the year ended October 31, 2008, no options were canceled or granted.  740,000 shares of common stock were issued pursuant to option exercises, including 1) 230,000 shares issued pursuant to prior year option exercises, and; 2) 510,000 shares issued pursuant to options exercised during 2008 which resulted in $25,500 to the company.  No other option activity occurred.

The following table summarizes the Company's stock option activity for the year ended October 31, 2008:

	2008
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	14,462,356	$0.077
Granted	-	-
Forfeited	-	-
Exercised	(510,000)	0.050
Outstanding at end of year	13,952,356	0.075

Options exerciseable at year end	13,952,356

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

In August of 2005, we issued $2,250,000 of convertible debentures with 965,997 warrants attached.  These warrants were outstanding as of October 31, 2008.

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

During the year ended October 31, 2008, the Company issued 1,996,585 shares of common stock, including 1,846,182 shares in exchange for $200,135 of debenture principle and 150,403 shares of in exchange for $16,342 of accrued interest related to our debentures.

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

During the year ended October 31, 2008, the Company issued 384,122 shares of common stock in exchange for director services.  Of the 384,122 shares, 1) 141,656 shares were issued for services performed in fiscal year 2007 which expense of $19,832 was recognized in our fiscal year ending October 31, 2007, and; 2) 242,466 shares were issued for services valued at $34,645.  The Company has accrued $18,000 to common stock payable for director services performed.  We anticipate the issuance of common stock for these services during our first fiscal quarter of 2009.

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

During the year ended October 31, 2008, no options were canceled or granted.  740,000 shares of common stock were issued pursuant to option exercises, including 1) 230,000 shares issued pursuant to prior year option exercises, and; 2) 510,000 shares issued pursuant to options exercised during 2008 which resulted in $25,500 to the company.  No other option activity occurred.

Warrants

At October 31, 2008 the Company had 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

Warrant Class	Number of Warrants	Exercise Price Per Warrant	Expiration Date
Debenture	735,370	>or=to $0.30	07/31/10
Debenture	230,627	>or=to $0.30	08/17/10
Total	965,997

ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Here are some of the significant milestones achieved during FY 2008:

•	We entered into an agreement to service both high-speed internet access and video on demand to approximately 11,000 rooms North America;

•
We received a purchase order from the InterContinental Hotels Group for the integration of the newly developed multi-homing application to 111 properties throughout North America. The total value of the purchase order was approximately $400,000;

•	We announced five additional installations for the prestigious Mandarin Oriental Hotel Group. These included installations in Tokyo, Singapore and three in Hong Kong;

•
We added 32,000 rooms, bringing the total number of hotel rooms experiencing Superclick’s world-class IP infrastructure management and customer support to 115,000. We added 75 properties, bringing our total number of properties under management to 567.

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

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes.  In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109”).  FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company underwent a change of control for income tax purposes on October 8, 2003 according to Section 381 of the Internal Revenue Code.  The Company's utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Results of Operations

Twelve Months Ended October 31, 2008 and 2007

Revenue

During the year ended October 31, 2008, revenue increased $1,980,164 or 41.4% to $6,762,867 compared to $4,782,703 for the year ended October 31, 2007.  The favorable sales variance was due to increases in both installation and support activity.  During the year, revenue derived from guest support services increased 29.9% compared to the previous year and installation revenue, described as net sales on the Consolidated Statement of Operations, improved 52.2% when compared to the previous year. Our solution continues to receive strong validation from new clients as evidenced by the increase in installation revenue as well as from our existing clients as we were able to secure support contracts not only with our new customers but with existing clients.

Gross Profit

Gross profit for the year ended October 31, 2008 increased by $994,009 or 42.3% to $3,344,728 compared to $2,350,719 for the year ended October 31, 2007.  Gross margin for the current year was 49.5% compared to 49.2% the previous year.  The improvement in gross profit outperformed the sales growth as revenue increased 41.4% but the gross profit increased 42.3%. We successfully continue to deploy and service our new and existing installations in a manner that is both effective and efficient resulting in continued strength in margins. Deployments are mainly carried out by our own team of engineers, minimizing the need for outsourced services which has proven to be efficient.  Along with operating our own call centre, we retain full control over the margins and have been successful in managing them accordingly.

Selling, General and Administrative

For the years ended October 31, 2008 and 2007, selling, general and administrative expenses (SG&A) were $1,258,848 and $1,388,927, respectively.  This is the third consecutive year that SG&A has been reduced without impeding growth.  SG&A has been reduced by 50.9% since the fiscal year ended October 31, 2005 while revenue has grown 181%.  Similar to the gross margins, we have a solid understanding of the industry and manage the business requirements closely resulting in favorable variances year over year.  SG&A for this fiscal year represented 18.6% of revenue compared to 29.0% last year.

Research and Development

For the years ended October 31, 2008 and 2007, research and development expense was $183,408 and $164,614, respectively.  The $18,794 or 11.4% year-over-year increase was mainly due to increased requirements to further solidify our solutions..

Income from operations

As Income from operations for the year ended October 31, 2008 was $1,840,843 or 27.2% of net revenue compared to $732,403 or 15.3% of net revenue for the year ended October 31, 2007, a $1,108,440 or 151.3% improvement.  Due to favorable variances in all areas of the business, the Company reported significant operational income compared to the previous year.

Other Income and Expense

Interest income for the years ended October 31, 2008 and 2007 was $12,232 and $27,005, respectively.

Interest expense for the years ended October 31, 2008 and 2007 was $162,623 and $281,308, respectively.  Interest expense represents interest incurred on the debenture and on a note payable to one of the former shareholders of Hotel Net LLC.  The decrease in interest expense is due to the lower debenture principle as the Company has made considerable progress in paying down the debt.

During the years ended October 31, 2008 and 2007, the Company recognized a gain on the forgiveness of debt of $8,846 and $357,078, respectively.  The current year’s gain relates to the renegotiation of certain notes payable. The 2007 gain includes $145,671 related to the renegotiation of certain notes payable and $211,407 of accounts payable which were assessed as not due.

During the years ended October 31, 2008 and 2007, we recognized a derivative gain of $17,963 and loss of $17,771, respectively, related to the warrants which were issued in connection with the convertible debentures.  As of October 31, 2008, the warrants had no value.

For the above reasons, the total other income and expense for the year ended October 31, 2008 was an expense of $123,491 compared to income of $85,004 the previous year.

Net Income

The net income before income taxes for the year ended October 31, 2008 was $1,717,352 or 25.4% of net revenue representing an improvement of $899,945 or 110.1% compared to $817,407 or 17.1% of net revenue during the year ended October 31, 2007.  The Company recorded $157,175 in income taxes during the year ended October 31, 2008 compared to nil in 2007.  Despite the increase in income taxes, the Company achieved net income of $1,560,177 or 23.1% of net revenue in 2008 representing an improvement of $742,770 or 90.9% compared to $817,407 or 17.1% of net revenue during 2007.

Net Income (Loss) Per Common Share

For the years ended October 31, 2008, the net income per common share basic was $0.04 and $0.02 fully diluted, compared to $0.02 basic and $0.01 diluted for the year ended October 31, 2007.  The basic and fully diluted weighted average shares for the current fiscal year end was 43,795,492 and 74,879,672, respectively.  The basic and fully diluted weighted average shares for the year ended October 31, 2007 was 40,389,388 and 72,293,556, respectively.

FINANCIAL CONDITION

From inception to October 31, 2008, we have incurred an accumulated deficit of $5,863,820.  This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued operating losses.  However, in the current year we have experienced notable organic growth resulting in a larger customer base.  Net revenue has grown 41.4% producing a net profit margin of 23.1%.

Since inception, we have financed our operations primarily through debt and equity financing.   During the year ended October 31, 2008 we had a net decrease in cash of $8,071.  Total cash resources as of October 31, 2008 was $781,520 compared with $789,591 at October 31, 2007.

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

The Company's Liquidity Plan

Recent operating results have alleviated concerns about our ability to generate cash flow from operations.  Net income for the year ended October 31, 2008 was $1,560,177 compared to $817,407 for the year ended October 31, 2007 and the operations provided $771,728 of cash compared to $661,875 for the year ended October 31, 2007.

During the year ended October 31, 2008, the Company has financed operations solely with cash generated through sales and the collection of its accounts receivable.

The Hotel Net LLC notes matured on January 1, 2007.  Four of the five notes were canceled and replaced with new notes that do not accrue interest and mature December 31, 2009.  The remaining note is anticipated to be renegotiated in the near future.  The new balance for notes payable at October 31, 2008 is $194,300 or $89,600 less than the 2007 balance of $283,000.

During the year ended October 31, 2008, we issued 1,996,585 shares of Common Stock in exchange for $216,477 of debt principle and accrued interest of our convertible debentures.

During the year ended October 31, 2008, we issued 384,122 shares of Common Stock to our directors in exchange for services performed, including 1) 141,656 which was expensed in 2007 and payable at October 31, 2007 valued at $19,832, and; 2) 242,466 for 2008 services valued at $34,645.

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

Off-Balance Sheet Arrangements

At October 31, 2008 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

Equipment loan obligation:  Loan obligation relates to computer equipment used in our Montreal office.  The loan term extends through September 28, 2009 at a rate of $1,230 per month.

At October 31, 2008, our equipment loan obligation is as follows:

2009	$12,626
2010 and thereafter	$-
$12,626

Operating lease obligations:  Operating lease obligations consist of office rental commitment for our offices in Montréal, Québec, Canada.   On October 1, 2004 we began a lease for office space in Montréal.  The lease extends through September 30, 2009 at a rate of $4,867 per month.

At October 31, 2008, our contractual obligations under this lease were as follows:

2009	$58,404
2010 and thereafter	$-
$58,404

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the year ended October 31, 2008.   However, there can be no assurance our business will not be affected by inflation in the future.

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

In accordance with Item 308 (c) of Regulation S-B, there were no changes in the Company’s internal control reporting in connection with the Company’s evaluation of its internal controls that occurred during the most recent fiscal year covered by this Form 10-KSB.

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

PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND ALL CONTROL PERSONS

In Compliance With Section 16(a) Of The Exchange Act As of October 31, 2007, our executive officers, directors and key employees, their positions and their ages are as follows:

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position

Todd M. Pitcher	40	Chairman of the Board

Sandro Natale	40	CEO, President and Director

Jean Perrotti	46	CFO and Principal Accounting
		Officer

Paul Gulyas	51	Director

George Vesnaver	51	Director

Wendy Borow-Johnson	51	Director

EXECUTIVE OFFICERS AND DIRECTORS

TODD M. PITCHER has been Chairman of the Board of our company since completion of the merger transaction with Superclick Networks, Inc. in October 2003.  In addition, Mr. Pitcher served as Chief Financial Officer and Principal Accounting Officer for the period of April 2005 through the year ended October 31, 2005.  Mr. Pitcher is currently Managing Partner of Aspire Clean Tech Communications, an alternative energy advisory and corporate communications firm. Mr. Pitcher has several years experience in the investment banking, business consulting and equity research, serving as Director of Equity Research at Equity Securities in Golden Valley, Minnesota, and several other regional investment banking firms. Mr. Pitcher has B.A. in Philosophy from the University of California at Berkeley and has attended graduate school at the University of California at Santa Barbara and Claremont Graduate School.

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

JEAN PERROTTI – CHIEF FINANCIAL OFFICER. Mr. Perrotti has been CFO and Principal Accounting Officer for our Company since November 2005. Mr Perrotti was most recently a senior consultant providing CFO assistance to a variety of industries including SOX consulting services. Before managing a successful consulting career, he held various senior financial roles including CFO of Normex Telecom Inc / Cygnal Technologies Inc a leading Canadian provider of network communication solutions. Prior to joining Cygnal, Mr. Perrotti held Controllership positions with a food ingredient manufacturer and a fashion belt manufacturer. Mr. Perrotti began his career as a financial auditor with a public accounting firm situated in Montreal. Mr. Perrotti holds a Bachelor Degree of Commerce from Concordia University, is a member of the Order of Certified General Accountants of Canada, a member of the Association of Certified Design Accountants, an accredited member of the Guild of Industrial, Commercial and Institutional Accountants, a member of the European Accounting Association and an affiliate member of the Association of International Accountants.

GEORGE VESNAVER – Mr. Vesnaver has been a Director of our company since August, 2004. Mr. Vesnaver is currently Director of Hewlett Packard’s (HWP-NYSE) Software Business Unit, and has been with HP for more than 20 years. His experience spans a number of areas including consulting, sales and distribution of enterprise software solutions to companies of all sizes. Mr. Vesnaver holds a bachelor’s degree in electrical engineering from Concordia University and an MBA in international business and finance from McGill University.

PAUL GULYAS – Mr. Gulyas has more than 27 years of diverse industrial experience in IT systems and products, military/government systems, air traffic and vessel traffic management systems as well as border control and security solutions in companies from the very small to the very large. He is currently responsible for the OEM program within IBM Canada's mid-market business unit. Previously he was President of IOTA Information Management and is a founding partner of the consulting firm TACTexe Incorporated. Mr. Gulyas has a BSc in Physics from McMaster University in Hamilton, Ontario.

WENDY BOROW-JOHNSON – Ms. Borow-Johnson currently serves as President of Media for Boomj.com Inc., a lifestyle and social network portal for Baby-Boomers and Generation Jonesers.  Previously, she was President of Healthy Living Channel and served as the Senior Vice President of The Networks Group of Turner Media Group, Inc. She has won NY Film Festival Gold and Silver Medals, The International Medical Film Festival’s Freddie Award, the PRSA’s Golden Anvil and was awarded the Women in Communications Sky Award as well as being honored with the American Medical Writers Alvarez Award.

16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended October 31, 2008.

ITEM 10.EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2008 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of Superclick, Inc. received compensation in excess of $100,000 during fiscal year 2008.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Sandro	2008	$178,786	—	—	—	—	—	—
Natale, CEO	2007	$150,259	—	—	—	(900,000)	—	—
	2006	$143,787	—	—	—	4,500,000	—	—
Jean	2008	$117,692	$29,198	—	—	—	—	—
Perrotti, CFO	2007	$109,008	$27,252	—	—	(600,000)	—	—
	2006	$103,365	$32,065	—	—	3,000,000	—	—

OPTIONS AND STOCK APPRECIATION RIGHTS

During the year ended October 31, 2008 no options or stock appreciation rights were granted.

The Company has recorded option compensation expense of $767,017 from inception through October 31, 2008.

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

During the year ended October 31, 2008, the Company issued 384,122 shares to directors for services rendered valued at $54,477 and accrued an additional $18,000.  Value for shares issued for services is based on fair market value of our stock on the date of issuance.  The following table shows director compensation earned during the year ended October 31, 2008:

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total

Paul Gulyas	-	$14,502	-	-	-	-	$14,502
George Vesnaver	-	$14,502	-	-	-	-	$14,502
Todd Pitcher	-	$15,036	-	-	-	69,990	$85,026
Wendy Borow-Johnson	-	$10,437	-	-	-	-	$10,437
Total	-	$54,477	-	-	-	-	$124,467

From inception through October 31, 2008, the Company has issued 2,494,772 shares to our directors under this stock incentive plan.

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

During the year ended October 31, 2008 510,000 options were exercised resulting in $25,500 to the company and the issuance of 510,000 shares of common stock.

As of October 31, 2008, the Company had 13,952,356 outstanding options all of which were exercisable.  The value to the company of the exercisable options based on their actual strike prices is $1,045,553.

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

ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 31, 2008, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group.  The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.  Unless otherwise indicated, the address of each of the following persons is 10222 St-Michel Blvd., Suite 300 Montreal, Quebec, H1H 5H1.

Name	Shares Beneficially Owned	Percent of Class
Sandro Natale (Canada)	6,589,430	9.31%

Jean Perrotti (Canada)	2,400,000	3.39%

Todd M. Pitcher	928,359	1.31%

George Vesnaver (Canada)	549,882	*

Paul Gulyas (Canada)	526,782	*

Wendy Borow-Johnson	73,875	*

All Officers and
Directors as a Group	11,068,328	15.63%

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

10.1 2004 Incentive Stock Option Plan dated April 8, 2004 (Incorporated by reference filed with the Company's Form 8-K on May 7, 2002 as Exhibit 4.1)

10.2 Completion of acquisition of Hotel Net (Incorporated by reference filed with the Company’s Form 8-K/A on October 21, 2005).

10.3 Amendment to 2004 Stock Incentive Plan dated October 30, 2006 (Incorporated by reference filed with the Company’s Form 8-K on November 13, 2006).

10.4 Retirement of employee stock options (Incorporated by reference filed with the Company's Form 8-K on November 7, 2007).

13.1 Annual report to shareholders for the fiscal year ended October 31, 2007 (Incorporated by reference filed as form 10KSB on January 28, 2008).

13.2 Quarterly report to shareholders for quarter ended January 31, 2008 (Incorporated by reference filed as form 10QSB on March 5, 2007).

13.3 Quarterly report to shareholders for quarter ended April 30, 2008 (Incorporated by reference filed as Form 10QSB on June 16, 2008).

13.3 Quarterly report to shareholders for quarter ended July 31, 2008 (Incorporated by reference filed as Form 10QSB on September 15, 2008).

20.2 Annual letter to shareholders (Incorporated by reference filed with the Company’s Form 8-K on April 9, 2008).

20.3 Annual Shareholder Meeting presentation (Incorporated by reference filed with the Company’s Form 8-K on April 28, 2008).

20.4 Quarterly financial update via conference call (Incorporated by reference filed with the Company’s Form 8-K on March 18, 2008).

20.5 Quarterly financial update via conference call (Incorporated by reference filed with the Company’s Form 8-K on June 30, 2008).

23.1 Consent of Independent Public Accountant, dated January 7, 2009.

31.1 Certification of Chief Executive Officer of Period Rerport pursuant to Rule 13a -14a and Rule 15d-14(a).

31.2 Certification of Principal Financial Offier of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1 Certification pursuant to 18 U.S.C. Section 1350.

32.2 Certification pursuant to 18 U.S.C. Section 1350.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for professional services rendered by Bedinger & Company for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2008 were $61,924.  Additionally, Bedinger & Company has charged $5,000 for tax preparation services for fiscal year 2008.

(2) Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Bedinger & Company for fiscal years 2008.

(3) Audit Work Attributed to Persons Other than Bedinger & Company’s Full-time, Permanent Employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 15, 2009	Superclick, Inc.

	By:	/s/ Sandro Natale
Sandro Natale
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Sandro Natale	Chief Executive Officer
January 15, 2009
Sandro Natale

/s/ Jean Perrotti	Chief Financial Officer and Principle Accounting Officer
January 15, 2009
Jean Perrotti

BOARD OF DIRECTORS

/s/ Todd M. Pitcher	Chairman and Secretary	January 15, 2009
Todd M. Pitcher

/s/ Sandro Natale	Director	January 15, 2009
Sandro Natale

/s/ Paul Gulyas	Director	January 15, 2009
Paul Gulyas

/s/ Wendy Borow-Johnson	Director	January 15, 2009
Wendy Borow-Johnson

/s/ George Vesnaver	Director	January 15, 2009
George Vesnaver

SUPERCLICK, INC.

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2008 AND 2007

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statement of Stockholders’ Equity	F-4

Consolidated Statements of Comprehensive Income (Loss)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to the Financial Statements	F-7-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Superclick, Inc.

We have audited the accompanying consolidated balance sheet of Superclick, Inc. (the “Company”), as of October 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for the years ended October 31, 2008 and October 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superclick, Inc. as of October 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for the years ended October 31, 2008 and October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bedinger & Company
Certified Public Accountants
Concord, California
January 7, 2009

SUPERCLICK, INC.
Consolidated Balance Sheets
As of October 31, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash	$781,520	$789,591
Accounts receivable, net (Notes A&B)	2,142,205	834,813
Tax refund receivable (Note N)	48,269	44,060
Deferred tax asset (Note N)	78,556	-
Inventory (Note C)	330,298	177,642
Prepaid expenses	20,139	24,545
TOTAL CURRENT ASSETS	3,400,987	1,870,651
Fixed assets, net (Note D)	153,397	248,285
Deferred tax asset (Note N)	-	73,692
TOTAL ASSETS	$3,554,384	$2,192,628

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note E)	$764,646	$553,808
Income taxes payable (Note F)	84,220	-
Deferred revenue (Note G)	1,643,665	1,450,934
Loans current portion	12,626	15,440
Notes payable (Note H)	193,400	283,000
Convertible debentures, net (Note I)	841,558	1,521,647
Debenture warrants (Note I)	-	17,963
TOTAL CURRENT LIABILITIES	3,540,115	3,842,792

Loans noncurrent portion	-	20,780
TOTAL LIABILITIES	3,540,115	3,863,572

Commitments (Note J)	-	-

STOCKHOLDERS' EQUITY (DEFICIT) (Note K)
Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 44,937,251 and 41,816,544 at October 31, 2008 and 2007, respectively.	27,504	25,631
Common stock payable	18,000	31,332
Subscriptions receivable	-	(11,500)
Additional paid-in capital	6,060,714	5,754,632
Accumulated deficit	(5,863,820)	(7,423,997)
Accumulated other comprehensive gain (loss)
(Cumulative translation adjustment)	(212,989)	(31,902)
Treasury Stock	(15,140)	(15,140)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	14,269	(1,670,944)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,554,384	$2,192,628

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations
For the Years Ended October 31, 2008 and 2007

	Year Ended
	October 31,
	2008	2007
Revenue
Net Sales	$3,756,874	$2,468,218
Services	3,005,993	2,314,485
Net revenue	6,762,867	4,782,703
Cost of goods sold	3,418,139	2,431,984
Gross profit	3,344,728	2,350,719

Costs and Expenses
Selling, general & administrative	1,258,848	1,388,927
Research & development	183,408	164,614
Depreciation	61,629	64,775
Total costs and expenses	1,503,885	1,618,316

Income from operations	1,840,843	732,403

Other Income and (Expense)
Interest income	12,323	27,005
Interest expense	(162,623)	(281,308)
Gain on forgiveness of debt	8,846	357,078
Derivative gain (loss)	17,963	(17,771)
Total other income and (expense)	(123,491)	85,004
Net income before income taxes	1,717,352	817,407
Income taxes	(157,175)	-
Net income	$1,560,177	$817,407

Net income per common share:
Basic	$0.04	$0.02
Diluted	$0.02	$0.01
Weighted average common shares outstanding:
Basic	43,795,492	40,389,388
Diluted	74,879,672	72,293,556

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Years Ended October 31, 2007 and 2008

	Common Stock			Additional	Deficit Accumulated During the	Accumulated Other		Total
	Number of Shares	Amount	Payable	Paid-in Capital	Developmental Stage	Comprehensive Income (loss)	Treasury Stock	Stockholders' Equity
BALANCES October 31, 2006	35,612,756	$21,315	$-	$5,442,229	$(8,241,404)	$88,183	$(15,140)	$(2,704,817)

Shares issued during the period:
Shares issued for services	867,429	520	19,832	89,186				109,538
Shares issued for interest payable	2,094,503	1,257		86,255				87,512
Shares issued for retirement of convertible debentures	2,751,856	1,651		113,349				115,000
Stock options exercised	490,000	888	11,500	23,612				36,000
Stock subscriptions receivable								-
Foreign Currency Translation Adjustment						(120,085)		(120,085)
Net <loss> profit					817,407			817,407
BALANCES October 31, 2007	41,816,544	$25,631	$31,332	$5,754,632	$(7,423,997)	$(31,902)	$(15,140)	$(1,659,444)

Shares issued during the period:
Shares issued for services	384,122	230.00	(1,832)	54,247				52,645
Shares issued for interest payable	150,403	90.00		16,252				16,342
Shares issued for retirement of convertible debentures	1,846,182	1,108.00		199,027				200,135
Stock options exercised	740,000	445.00	(11,500)	36,556				25,501
Stock subscriptions receivable								-
Foreign Currency Translation Adjustment						(181,087)		(181,087)
Net <loss> profit					1,560,177			1,560,177
BALANCES October 31, 2008	44,937,251	$27,504	$18,000	$6,060,714	$(5,863,820)	$(212,989)	$(15,140)	$14,269

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income
For the Years Ended October 31, 2008 and 2007

	Year Ended
	October 31,
	2008	2007

Net earnings	$1,560,177	$817,407

Other comprehensive income
Foreign currency translation adjustment	(181,087)	(120,085)

Net comprehensive income	$1,379,090	$697,322

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Years Ended October 31, 2008 and 2007

	Year Ended October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,560,177	$817,407
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	61,629	64,775
Stock issued for services	52,645	109,538
Derivative gain on warrants issued with debentures	(17,963)	17,771
Stock issued for accrued interest	16,342	87,512
Gain on forgiveness of debt	-	(357,078)
Deferred taxes	(21,368)	(68,673)
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	(1,689,390)	(203,312)
Other receivables	31,164	21,401
Prepaid expenses	(1,954)	(2,182)
Inventory	(211,529)	(54,630)
Accounts payable and accrued expenses	281,654	(247,659)
Accrued payroll	84,103	31,556
Income taxes payable and receivable	76,045	-
Deferred revenue	550,173	445,449
CASH PROVIDED BY OPERATING ACTIVITIES	771,728	661,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(14,042)	(23,906)
CASH (USED) FOR INVESTING ACTIVITIES	(14,042)	(23,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(107,583)	(50,559)
Repayment of convertible debenture	(479,953)	(688,352)
Stock options exercised	37,000	24,500

CASH (USED) FOR FINANCING ACTIVITIES	(550,536)	(714,411)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(215,221)	(53,887)
NET INCREASE (DECREASE) IN CASH	(8,071)	(130,329)
CASH, beginning of period	789,591	919,920
CASH, end of period	$781,520	$789,591

Interest paid	$123,498	$131,513
Taxes paid	$2,888	$-

Other non-cash investing and financing activities:
Shares issued for services	$52,645	$109,538
Shares issued for accrued interest	$16,342	$87,512
Shares issued for debt principle	$200,135	$115,000

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

The Company expenses all advertising as incurred.  For the year ended October 31, 2008 and 2007, the Company incurred approximately $72,441 and $118,666, respectively in marketing and advertising expense.

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

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current year. Deferred taxes are based on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes.    In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109”).  FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company underwent a change of control for income tax purposes on October 8, 2003 according to Section 381 of the Internal Revenue Code.  The Company's utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of accounting standards (Continued)

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

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157. We believe the delayed adoption of SFAS No. 157 will not have a material impact on our financial statements.

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of accounting standards (Continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on our financial statements.

Concentrations of credit risk

For the year ended October 31, 2008, two customers individually accounted for 41% (22% and 19%) of accounts receivable.  The Company performs ongoing credit evaluations of its customers.  For the year ended October 31, 2007, three customers individually accounted for 32% (11%, 11% and 10%) of accounts receivable.

During the year ended October 31, 2008, the Company’s largest customer accounted for 10% of sales.  During the year ended October 31, 2007, the Company’s two largest customers accounted for 28% (16% and 12%) of sales.

For the year ended October 31, 2008 and 2007, approximately 31% and 28%, respectively of the Company's net sales were made to customers outside the United States.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of credit risk (Continued)

The Company has been dependent on third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment.  For the years ended October 31, 2008 and 2007, the Company’s two and single largest supplier(s) accounted for 63% (38% and 25%) and 10% of product and service purchases, respectively.  The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms.

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at October 31, 2008, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance of $2,142,205 as of October 31, 2008 is reported net of an allowance for doubtful accounts of $55,974. The accounts receivable balance of $834,813 as of October 31, 2007 is reported net of an allowance for doubtful accounts of $56,848.

NOTE C - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method.   The following table represents the major components of inventory at October 31, 2008 and 2007:

	2008	2007
Computer equipment	$350,912	$198,009
Allowance for obsolete inventory	(20,614)	(20,367)
Inventory, net	$330,298	$177,642

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2008 and 2007:

	2008	2007
Computer hardware	$182,298	$218,860
Furniture & fixtures	128,466	164,521
Computer software	86,548	110,839
Leasehold improvements	28,871	36,974
Fabrication mold and dye	18,701	23,950
	444,884	555,144
Accumulated depreciation	(291,487)	(306,859)
Fixed assets, net	$153,397	$248,285

Depreciation expense for the years ended October 31, 2008 and 2007 was $61,629 and $64,775, respectively.

NOTE E – ACCOUNTS PAYABLE

Accounts payable and accrued expenses at October 31, 2008 consisted of $507,559 in trade payables, $48,840 related to professional fees, $15,039 of accrued interest and $193,208 of accrued payroll of which $42,614 and $45,517 are due to the CEO and CFO, respectively.

Accounts payable and accrued expenses at October 31, 2007 consisted of $329,045 in trade payables, $26,885 related to professional fees, $13,985 of accrued interest and $183,894 of accrued payroll of which $42,614 and $45,517 are due to the CEO and CFO, respectively.

NOTE F – INCOME TAXES PAYABLE

As of October 31, 2008, $84,220 was accrued for income taxes payable to the Canadian and Provincial income tax authorities.  The Company recorded a provision for income taxes of $157,175 for the year ended October 31, 2008 based on a combined Federal and Provincial tax rate of 32%.   The Company updates the estimate of its annual effective tax rate at the end of each quarterly period.  The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws and the possible outcomes of current and future audits.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE G – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed.  As of October 31, 2008, the deferred revenue balance of $1,643,665 consisted of 1) $904,365 related to support and maintenance for multiple customers; 2) $408,325 related to the sale of a master license agreement which commenced August 2007 and is being amortized over its term of thirty six (36) months; and 3) $330,975 related to customer deposits for future hardware installations.

As of October 31, 2007, the deferred revenue balance of $1,450,934 consisted of 1) $574,230 related to support and maintenance for multiple customers 2) $601,732 related to the sale of a master license agreement which commenced August 2007, and 3) $274,972 related to customer deposits for future hardware installations and to the sale of a master license agreement which will be amortized over its term of thirty six (36) months commencing August 2007.

Deferred revenue related to support and maintenance is recorded in a manner consistent with the Company’s revenue recognition policy.  The Company generally enters into one-year upgrade and maintenance contracts with its customers.  The upgrade and maintenance contracts are generally paid in advance.  The Company defers such payment and recognizes revenue ratably over the contract period.

NOTE H – NOTES PAYABLE

Notes payable, was $283,000 as of October 31, 2008 compared to $193,400 as of October 31, 2007.  The Company currently has five notes outstanding to the former shareholders of Hotel Net LLC.  Four of the notes have a face amount of $70,000 payable quarterly through December 31, 2009 and do not accrue interest.  The interest, if imputed, would be immaterial to these financial statements taken as a whole.

The remaining note originally dated August 31, 2005 has a face amount of $70,000, accrues interest at the rate of nine percent (9%) per annum, is convertible into shares of common stock at a conversion price of $.50, matured on January 1, 2006 and is currently in default.

During the year ended October 31, 2008 and 2007, the Company recognized $6,696 and $6,678, respectively of interest expense on the single interest bearing note.  Accrued interest payable on the remaining interest bearing note was $15,039 which was also convertible into 178,478 shares of common stock as of October 31, 2008.  The principle balance on all of the notes as of October 31, 2008 was $193,400.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE I – CONVERTIBLE DEBENTURE

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

Pursuant to Paragraph 14 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants issued in connection with the convertible debentures meet the requirements of and are accounted for as a liability.  Using the Black-Scholes option-pricing method, the value of the warrants is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration.  Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital.  The warrants had no value as of October 31, 2008.  As of October 31, 2008, the value of the warrants was reassessed using the Black-Scholes option-pricing model using the following assumptions:  expected term 1.75 years, exercise price $.30, spot price $0.075, volatility 31%, risk free rate 3.97%, and zero dividend yield.  For the year ended October 31, 2008, the Company recognized a derivative gain of $17,963 and loss of $17,771, respectively.

Debenture Repayments

During the year ended October 31, 2008 and 2007, the Company made payments totaling $816,644 and $1,168,163, respectively towards accrued interest and principle on our debenture as described in the following table:

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE I – CONVERTIBLE DEBENTURE (Continued)

Debenture Repayments (Continued)

	Year Ended October 31, 2008	Year Ended October 31, 2007
Total principle payments	$680,088	$903,381
Total interest payments	136,556	264,782
Total payments	$816,644	$1,168,163

Breakdown of debenture payments by the issuance of stock or cash:

Total cash paid for debenture:
Principle	$479,953	$688,381
Interest	120,214	177,270
Total cash payments	600,167	865,651

Total stock issued for debenture:
Principle	200,135	215,000
Interest	16,342	87,512
Total stock payments	$216,477	$302,512
Total payments	$816,644	$1,168,163

Total shares issued	1,996,585	4,846,359

Debenture Interest

During the year ended October 31, 2008 and 2007, the Company incurred $164,748 and $255,259, respectively, in interest expense.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE J - COMMITMENTS

On October 1, 2004 the Company began a lease for office space.  The lease extends through September 30, 2009 at a rate of $4,867 per month.  The Company financed computer equipment with a loan term which extends through September 28, 2009 at a rate of $1,230 per month.  At October 31, 2008, our contractual obligations under these commitments were as follows:

	Rent	Equipment	Total
2009	$58,404	$12,626	$71,030
2010	-	-	-
	$58,404	$12,626	$71,030

During the year ended October 31, 2008 and 2007, the Company incurred $69,158 and $64,548, respectively, in rent expense.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE K - PREFERRED AND COMMON STOCK

Preferred and Common Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance. No preferred shares have been issued as of October 31, 2008.

Common Stock Issued for Debt Repayment

During the year ended October 31, 2007, the Company issued 2,094,503 shares of common stock in exchange for $87,512 of interest payable and 2,751,856 shares of common stock in exchange for $115,000 of principle related to the convertible debentures.

During the year ended October 31, 2008, the Company issued 1,996,585 shares of common stock, including 1,846,182 shares in exchange for $200,135 of debenture principle and 150,403 shares of in exchange for $16,342 of accrued interest related to our debentures.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE K - PREFERRED AND COMMON STOCK (Continued)

Common Stock Issued for Services

During the year ended October 31, 2007, the Company issued 867,429 shares for services with 380,122 to directors for services rendered valued at $39,472, 75,000 shares to outside advisors valued at $17,250, 412,307 shares to our Chairman, Todd Pitcher for services rendered valued at $32,984 and 141,656 shares issued in November 2007 for which the Company accrued $19,832 for director compensation as of October 31, 2007 as reflected in out statement of shareholder’s equity bringing the total value of stock issued and to be issued to $109,538 during 2007.  Value for shares issued for services is based on fair market value of our stock on the date of issuance.

During the year ended October 31, 2008, the Company issued 384,122 shares of common stock in exchange for director services.  Of the 384,122 shares, 1) 141,656 shares were issued for services performed in fiscal year 2007 which expense of $19,832 was recognized in our fiscal year ending October 31, 2007, and; 2) 242,466 shares were issued for services valued at $34,645.  The Company has accrued $18,000 to common stock payable for director services performed.  We anticipate the issuance of common stock for these services during our first fiscal quarter of 2009.

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

During the year ended October 31, 2008, no options were canceled or granted.  740,000 shares of common stock were issued pursuant to option exercises, including 1) 230,000 shares issued pursuant to prior year option exercises, and; 2) 510,000 shares issued pursuant to options exercised during 2008 which resulted in $25,500 to the company.  No other option activity occurred.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE L - WARRANTS

At October 31, 2008 the Company had 965,997 warrants related to convertible debentures outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date
Debenture	735,370	>or=to $0.30	7/31/2010
Debenture	230,627	>or=to $0.30	8/17/2010
Total	965,997

During the year ended October 31, 2008 and 2007, no warrants were issued or exercised and 200,000 and 1,899,999 warrants expired, respectively.

NOTE M – STOCK INCENTIVE PLANS

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

During the year ended October 31, 2007, 490,000 shares were issued pursuant to option exercises and 1,549,792 options (874,792 options due to employee terminations and 675,000 voluntary cancellations from upper management) were canceled (See Note K).  No other option activity occurred.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE M – STOCK INCENTIVE PLANS (Continued)

The 2004 Incentive Stock Option Plan (Continued)

During the year ended October 31, 2008, 740,000 shares of common stock were issued pursuant to option exercises, including 1) 230,000 shares issued pursuant to prior year option exercises, and; 2) 510,000 shares issued pursuant to options exercised during 2008 (See Note K).  No other option activity occurred.

The following table summarizes the Company's stock option activity for the year ended October 31, 2008:

	2008
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	14,462,356	$0.077
Granted	-	-
Forfeited	-	-
Exercised	(510,000)	0.050
Outstanding at end of year	13,952,356	0.075

Options exerciseable at year end	13,952,356

The following table summarizes information about the Company's stock options outstanding at October 31, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At October 31,	Contractural	Exercise	Number	Exercise
Prices	2008	Life (years)	Price	Outstanding	Price

$0.50	589,856	-	$0.50	589,856	$0.50
0.65	137,500	-	0.65	137,500	0.65
0.05	13,225,000	-	0.05	13,225,000	0.05
Total	13,952,356	-	$0.07	13,952,356	$0.07

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE M – STOCK INCENTIVE PLANS (Continued)

The 2004 Incentive Stock Option Plan (Continued)

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  Under SFAS 123r, the Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.  The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future.  During the year ended October 31, 2008 and 2007, the Company recognized no compensation expense.  The Company has recorded compensation expense of $767,017 through October 31, 2008.

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE M – STOCK INCENTIVE PLANS (Continued)

The 2004 Incentive Stock Option Plan (Continued)

During the year ended October 31, 2008, the Company issued 384,122 shares of common stock in exchange for director services.  Of the 384,122 shares, 1) 141,656 shares were issued for services performed in fiscal year 2007 which expense of $19,832 was recognized in our fiscal year ending October 31, 2007, and; 2) 242,466 shares were issued for services valued at $34,645.  The Company has accrued $18,000 to common stock payable for director services performed.  We anticipate the issuance of common stock for these services during our first fiscal quarter of 2009.

From inception through October 31, 2007, the Company has issued 2,494,772 shares to our directors under this stock incentive plan.

NOTE N – NET OPERATING LOSS CARRY FORWARD

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

During the year ended October 31, 2008, our U.S. based operation had a net loss of approximately $43,000.  A valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.  The valuation allowance increased by approximately $17,200 for the year ended October 31, 2008, assuming a tax rate of 40%.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE N – NET OPERATING LOSS CARRY FORWARD (Continued)

United States Corporation Income Taxes
Year of Loss (Income)	Amount	Expiration Date
October 31, 2008	$44,582	October 31, 2028
October 31, 2006	781,183	October 31, 2026
October 31, 2005	3,969,331	October 31, 2025
October 31, 2004	898,697	October 31, 2024
October 31, 2003	53,638	October 31, 2023
December 31, 2002	45,349	December 31, 2022
	$5,792,780

The expiration dates for U.S. net operating losses (NOL) may be extendable under Section 381 of the U.S. Internal Revenue Code.

During the year ended October 31, 2007, our wholly owned Canadian subsidiary generated net income for tax purposes of $948,000 CDN.  However, application of the subsidiary’s NOL resulted in zero tax liability as of October 31, 2007.  If the Canadian subsidiary did not have an NOL carry forward approximately $320,000 would have been payable to the Federal and Provincial authorities based on a combined tax rate of approximately 32%.

During the year ended October 31, 2008, our wholly owned Canadian subsidiary generated net income for tax purposes of $1,153,148 CDN.   However, the subsidiary lowered its tax liability to both the Federal and Provincial authorities with the application of its carry forward R&D tax credits and NOL. If the subsidiary did not have the carry forward balances available, based on a combined tax rate of approximately 32%, the provision would have been approximately $363,240 CDN.

The subsidiary’s Federal and Provincial NOL carry forward balances as of October 31, 2008 are as follows:

Canadian Income Taxes (Stated in CAD)
Year of Loss	Federal	Provincial	Expiration Date
October 31, 2006	$254,093	$312,532	October 31, 2024

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE N – NET OPERATING LOSS CARRY FORWARD (Continued)

The subsidiary recently underwent an audit by the Canadian Federal Government, the outcome of which resulted in a potential reduction to the NOL carry forward.  The Company plans to contest the potential adjustment and has not reduced the potential NOL available by that amount for purposes of calculating our provision for income tax.

The subsidiary receives tax credits for research and development activities from Revenue Canada. The Company reflected approximately $78,556 USD in tax credits available for future use in its October 31, 2008 balance sheet and approximately $73,692 in its October 31, 2007 balance sheet.

The subsidiary receives reimbursement of research and development activities from the Province of Quebec beyond the tax credits described above.  As of October 31, 2008 and 2007, the Company recognized $34,927 and $43,070, respectively, as a receivable for those research and development activities.

The subsidiary receives reimbursement of sales tax charged on the resale of goods and services transacted in Canada from both Federal and from the Provincial governments beyond the tax credits described above.  As of October 31, 2008 and 2007, the Company recognized $13,342 and $990, respectively, as a receivable for those sales taxes.

NOTE O – RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company’s Board of Directors, provides consulting services to the Company in exchange for monthly compensation of $5,000 and related expenses.  During the year ended October 31, 2008, Mr. Pitcher received $69,990.  In addition, Mr. Pitcher was issued 104,819 shares of common stock for his services as Chairman valued at an average of $0.14 per share.  During the year ended October 31, 2007, Mr. Pitcher received $71,690.  In addition, Mr. Pitcher was awarded 465,789 shares of common stock for his services as Chairman valued at $0.08 per share or the fair market value of the stock on the date of issuance.

Mrs. Papapicco, formerly the Director of Operations, is the spouse of Mr. Natale, Chief Executive Officer of the Company.  Mrs. Papapicco earned an annual salary of $80,000 Canadian dollars.  During the year ended October 31, 2008, she received approximately $32,200 in United States dollars.  During the year ended October 31, 2007, Mrs. Natale received $54,135 in Canadian dollars or approximately $49,176 United Stated dollars.  Mrs. Papapicco became separated from the Company on May 31, 2008.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

NOTE P – GOING CONCERN AND MANAGEMENT’S PLANS

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

NOTE Q – SUBSEQUENT EVENTS

None.