Form 10-Q
period 2009-01-31
SUPERCLICK INC
filed 2009-03-16
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended January 31, 2009.

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

Yes ☒  No ☐

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of February 24, 2009 was 45,012,251.

TABLE OF CONTENTS

ITEM 1.  FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Balance Sheets
	January 31, 2009	October 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$519,388	$781,520
Accounts receivable, net (Notes A&B)	1,501,569	2,142,205
Tax refund receivable (Note N)	3,180	48,269
Deferred tax asset (Note N)	115,539	78,556
Inventory (Note C)	271,364	330,298
Prepaid expenses	33,309	20,139
TOTAL CURRENT ASSETS	2,444,349	3,400,987
Fixed assets, net (Note D)	139,522	153,397
TOTAL ASSETS	$2,583,871	$3,554,384

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note E)	$494,503	$764,646
Income taxes payable (Note F)	200,885	84,220
Deferred revenue (Note G)	1,294,374	1,643,665
Loans payable	9,191	12,626
Notes payable (Note H)	193,400	193,400
Convertible debentures	-	841,558
TOTAL CURRENT LIABILITIES	2,192,353	3,540,115

TOTAL LIABILITIES	2,192,353	3,540,115

Commitments (Note J)	-	-

STOCKHOLDERS' EQUITY (Note K)
Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 45,012,251 and 44,937,251 at January 31, 2009 October 31, 2008, respectively.	27,549	27,504
Common stock payable	9,000	18,000
Additional paid-in capital	6,069,669	6,060,714
Accumulated deficit	(5,462,365)	(5,863,820)
Accumulated other comprehensive income (loss)
(Cumulative translation adjustment)	(237,195)	(212,989)
Treasury Stock	(15,140)	(15,140)
TOTAL STOCKHOLDERS' EQUITY	391,518	14,269
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,583,871	$3,554,384

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended January 31, 2009 and 2008
	Three Months Ended
	January 31,
	2009	2008
Revenue
Net Sales	$1,062,459	$731,617
Services	809,514	716,238
Net revenue	1,871,973	1,447,855
Cost of goods sold	921,795	801,121
Gross profit	950,178	646,734

Costs and Expenses
Selling, general & administrative	388,523	375,607
Research & development	42,168	45,315
Depreciation	11,528	17,036
Total costs and expenses	442,219	437,958

Income from operations	507,959	208,776

Other Income and (Expense)
Interest income	584	4,752
Interest expense	(24,746)	(47,880)
Gain on forgiveness of debt	79,970	-
Derivative gain (loss)	-	12,700
Total other income and (expense)	55,808	(30,428)
Net income before income taxes	563,767	178,348
Income taxes	162,311	-
Net income	$401,456	$178,348

Net income per common share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average common shares outstanding:
Basic	44,941,523	42,255,740
Diluted	60,039,464	72,732,431

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Year Ended October 31, 2008 and the Three Months Ended January 31, 2009 (Unaudited)
					Deficit
					Accumulated	Accumulated
	Common Stock			Additional	During the	Other		Total
	Number of			Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Payable	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2007	41,816,544	$25,631	$31,332	$5,754,632	$(7,423,997)	$(31,902)	$(15,140)	$(1,659,444)

Shares issued during the period:
Shares issued for services	384,122	230	(1,832)	54,247				52,645
Shares issued for interest payable	150,403	90		16,252				16,342
Shares issued for retirement
of convertible debentures	1,846,182	1,108		199,027				200,135
Stock options exercised	740,000	445	(11,500)	36,556				25,501
Stock subscriptions receivable								-
Foreign Currency Translation Adjustment						(181,087)		(181,087)
Net income					1,560,177			1,560,177
BALANCES October 31, 2008	44,937,251	$27,504	$18,000	$6,060,714	$(5,863,820)	$(212,989)	$(15,140)	$14,269

Shares issued for services	75,000	$45	$(9,000)	$8,955				-
Foreign Currency Translation Adjustment						(24,206)		(24,206)
Net income					401,456			401,456
BALANCES January 31, 2009	45,012,251	$27,549	$9,000	$6,069,669	$(5,462,365)	$(237,195)	$(15,140)	$391,518

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended January 31, 2009 and 2008
	Three Months Ended
	January 31,
	2009	2008

Net earnings	$401,456	$178,348

Other comprehensive income
Foreign currency translation adjustment	24,206	(9,045)

Net comprehensive income	$425,662	$169,303

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended January 31, 2009 and 2008
	Three Months Ended
	January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$401,456	$178,348
Adjustments to reconcile net income
to net cash provided (used) by operating activities:
Depreciation	11,528	17,036
Stock issued for services	-	17,979
Derivative gain on warrants issued with debentures	-	(12,700)
Stock issued for accrued interest	-	6,476
Gain on forgiveness of debt	(79,970)	-
Deferred taxes	(117,267)	-
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	609,230	225,633
Other receivables	1,099	(28,106)
Prepaid expenses	(17,133)	(3,096)
Inventory	54,162	31,211
Accounts payable and accrued expenses	(237,168)	(37,946)
Accrued payroll	(21,685)	(18,406)
Income taxes payable and receivable	242,306	-
Deferred revenue	(325,883)	(226,988)
CASH PROVIDED BY OPERATING ACTIVITIES	520,675	149,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	-	(10,897)
CASH (USED) FOR INVESTING ACTIVITIES	-	(10,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(3,259)	(24,989)
Repayment of convertible debenture	(761,588)	(85,297)
Stock options exercised	-	31,500
CASH (USED) FOR FINANCING ACTIVITIES	(764,847)	(78,786)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17,960)	(23,053)
NET INCREASE (DECREASE) IN CASH	(262,132)	36,705
CASH, beginning of period	781,520	789,591
CASH, end of period	$519,388	$826,296

Interest paid	$22,503	$29,129
Taxes paid	$-	$2,888

Other non-cash investing and financing activities:
Shares issued for services	$-	$17,979
Shares issued for accrued interest	$-	$6,746
Shares issued for debt principle	$-	$100,000

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Superclick, Inc. as of January 31, 2009 and for the three period ended January 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB for the year ended October 31, 2008.   In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.   The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Advertising

The Company expenses all advertising as incurred.  For the three months ended January 31, 2009 and 2008, the Company incurred approximately $0 and $2,102, respectively in marketing and advertising expense.

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

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers.  At January 31, 2009, two customers accounted for 35% (23% and 12%) of accounts receivable.

At January 31, 2008, two customers accounted for 34% (19% and 15%) of accounts receivable.

During the three months ended January 31, 2009, the Company’s the Company’s two largest customers accounted for 24% (14% and 10%) of sales.

During the three months ended January 31, 2008, the Company’s three largest customers accounted for 36% (15%, 11% and 10%) of sales.

For the three months ended January 31, 2009 and 2008, approximately 38% and 20% of the Company's net sales were made to customers outside the United States.

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

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance at January 31, 2009 and October 31, 2008 consisted of $1,501,569 and $2,142,205, respectively, and is reported net of an allowance for doubtful accounts of $51,625 and $55,974, respectively.

NOTE C - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method.   The following table represents the major components of inventory at January 31, 2009 and October 31, 2008:

	2009	2008
Computer equipment	$291,646	$350,912
Allowance for obsolete inventory	(20,282)	(20,614)
Inventory, net	$271,364	$330,298

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2009 and October 31, 2008:

	2009	2008
Computer hardware	$179,364	$182,298
Furniture & fixtures	126,398	128,466
Computer software	85,155	86,548
Leasehold improvements	28,407	28,871
Fabrication mold and dye	18,400	18,701
	437,724	444,884
Accumulated depreciation	(298,202)	(291,487)
Fixed assets, net	$139,522	$153,397

Depreciation expense for the three months ended January 31, 2009 and 2008 was $11,528 and $17,036, respectively.

NOTE E – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable of $494,503 at January 31, 2009 consisted of $278,149 in trade payables, $31,432 related to professional fees, $16,722 of accrued interest and $168,200 of accrued payroll.  Accounts payable and accrued expenses at October 31, 2008 consisted of $507,559 in trade payables, $48,840 related to professional fees, $15,039 of accrued interest and $193,208 of accrued payroll of which $42,614 and $45,517 are due to the CEO and CFO, respectively.

NOTE F – INCOME TAXES PAYABLE

As of January 31, 2009, $200,885 was accrued for income taxes payable to the Canadian and Provincial income tax authorities.  The Company recorded a provision for income taxes of $162,311 for the three months ended January 31, 2009 based on a combined Federal and Provincial tax rate of 31%.

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

NOTE G – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed.  As of January 31, 2009, the deferred revenue balance of $1,294,374 consisted of 1) $830,903 related to support and maintenance for multiple customers; 2) $349,990 related to the sale of a master license agreement which commenced August 2007 and is being amortized over its term of thirty six (36) months; and 3) $113,481 related to customer deposits for future hardware installations.

As of October 31, 2008, the deferred revenue balance of $1,643,665 consisted of 1) $904,365 related to support and maintenance for multiple customers; 2) $408,325 related to the sale of a master license agreement which commenced August 2007 and is being amortized over its term of thirty six (36) months; and 3) $330,975 related to customer deposits for future hardware installations.

Deferred revenue related to support and maintenance is recorded in a manner consistent with the Company’s revenue recognition policy.  The Company typically enters into one-year upgrade and maintenance contracts with its customers.  The upgrade and maintenance contracts are generally paid in advance.  The Company defers such payment and recognizes revenue ratably over the contract period.

NOTE H – NOTES PAYABLE TO FORMER SHAREHOLDERS OF HOTEL NET, LLC

The Company currently has five notes outstanding to the former shareholders of Hotel Net LLC.  Four of the notes have a face amount of $70,000 payable quarterly through December 31, 2009 and do not accrue interest.  The interest, if imputed, would not be immaterial to these financial statements taken as a whole.

The remaining note originally dated August 31, 2005 has a face amount of $70,000, accrues interest at the rate of nine percent (9%) per annum, is convertible into shares of common stock at a conversion price of $.50, matured on January 1, 2006 and is currently in default.

During the three months ended January 31, 2009 and 2008, the Company recognized $1,683 and $1,683, respectively of interest expense on the single interest bearing note.  Accrued interest payable on the remaining interest bearing note was $16,722 which was also convertible into 181,845 shares of common stock as of January 31, 2009.  The principle balance on all of the notes as of January 31, 2009 was $193,400.

During the year ended October 31, 2008, the Company recognized $6,696 of interest expense on the single interest bearing note.  Accrued interest payable on the remaining interest bearing note was $15,039 which was also convertible into 178,478 shares of common stock as of October 31, 2008.  The principle balance on all of the notes as of October 31, 2008 was $193,400.

NOTE I – CONVERTIBLE DEBENTURE

On January 23, 2009, the Company made a $726,079 settlement payment in full satisfaction of our outstanding debentures.  This payment was in addition to other principle payments of $41,588 made during the quarter.  The holder of our debentures accepted 90% of the outstanding principle and interest in full satisfaction resulting in a gain to the Company of $79,970.  The Company has been released from all claims, liabilities or obligations of any type or nature with respect to the debentures.

Three Months Ended January 31, 2009
Total principle payments	$720,000
Total interest payments	6,079
Total payments	726,079
Debenture balance as of January 23, 2009 (Pay-off date) including interest and principle	806,049
Gain on settlement of debentures	$79,970

The 965,997 common stock warrants related to these debentures, as described below, will remain outstanding and unchanged as a result of the debenture settlement.

During the three months ended January 31, 2009, the Company incurred $22,503 and $44,067, respectively, in interest expense.

NOTE J - COMMITMENTS

The Company financed computer equipment with a loan term which extends through September 28, 2009 at a rate of $1,230 per month. The remaining equipment loan obligation is $9,191.

On October 1, 2004 the Company began a lease for office space.  The lease extends through September 30, 2009 at a rate of $4,867 per month.  The remaining lease obligation is $38,936.

During the three months ended January 31, 2009, the Company incurred $15,738 and $17,875, respectively, in rent expense.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE K - PREFERRED AND COMMON STOCK

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance.  No shares of preferred stock have been issued as of January 31, 2009.

Private Placement and Warrant Activity

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

During the three months ended January 31, 2009, the Company issued 75,000 shares of common stock in exchange for director services.  The shares were issued for services performed in fiscal year 2008 which expense of $9,000 was recognized in our fiscal year ending October 31, 2008.

Common Stock Options

During the year ended October 31, 2008, no options were canceled or granted.  740,000 shares of common stock were issued pursuant to option exercises, including 1) 230,000 shares issued pursuant to prior year option exercises, and; 2) 510,000 shares issued pursuant to options exercised during 2008 which resulted in $25,500 to the company.  No other option activity occurred.

During the three months ended January 31, 2009, no options were canceled or granted.

NOTE L - WARRANTS

At January 31, 2009 the Company had 965,997 warrants related to convertible debentures entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date
Debenture	735,370	>or=to $0.30	7/31/2010
Debenture	230,627	>or=to $0.30	8/17/2010
Total	965,997

During the year ended October 31, 2008 and 2007, no warrants were issued or exercised and 200,000 and 1,899,999 warrants expired, respectively.

During the three months ended January 31, 2009 and 2008, there was no warrant activity.

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

During the three months ended January 31, 2009, there was no option activity.

The following table summarizes the Company's stock option activity for the three months ended January 31, 2009:

	2009
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	13,952,356	$0.07
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at end of year	13,952,356	0.07

Options exerciseable at year end	13,952,356

The following table summarizes information about the Company's stock options outstanding at January 31, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At January 31,	Contractural	Exercise	Number	Exercise
Prices	2009	Life (years)	Price	Outstanding	Price

$0.50	589,856	-	$0.50	589,856	$0.50
0.65	137,500	-	0.65	137,500	0.65
0.05	13,225,000	-	0.05	13,225,000	0.05
					-
Total	13,952,356	-	$0.07	13,952,356	$0.07

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  Under SFAS 123r, the Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.  The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future.  During the three months ended January 31, 2009 and 2008, the Company recognized no compensation expense.  The Company has recorded compensation expense of $767,017 through January 31, 2009.

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

During the three months ended January 31, 2009, the Company issued 75,000 shares of common stock in exchange for director services.  The shares were issued for services performed in fiscal year 2008 which expense of $9,000 was recognized in our fiscal year ending October 31, 2008.

From inception through January 31, 2009, the Company has issued 2,569,772 shares to our directors under this stock incentive plan.

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

During the year ended October 31, 2008, our wholly owned Canadian subsidiary generated net income for tax purposes of $1,153,148 CDN.   However, the subsidiary lowered its tax liability to both the Federal and Provincial authorities with the application of its carry forward R&D tax credits and NOL. If the subsidiary did not have the carry forward balances available, based on a combined tax rate of approximately 32%, the provision would have been approximately $363,240 CDN.  The NOL available to offset Canadian Income Taxes was fully utilized during the fiscal year ending October 31, 2008.

The subsidiary recently underwent an audit by the Canadian Federal Government, the outcome of which resulted in a potential reduction to the NOL carry forward.  The Company plans to contest the potential adjustment and has not reduced the potential NOL available by that amount for purposes of calculating our provision for income tax.

The subsidiary receives tax credits for research and development activities from Revenue Canada. As of January 31, 2009, the Company reflected approximately $115,539 USD in tax credits available for future use.

The subsidiary receives reimbursement of research and development activities from the Province of Quebec beyond the tax credits described above.  As of January 31, 2009, the receivable was $3,180.

The subsidiary receives reimbursement of sales tax charged on the resale of goods and services transacted in Canada from both Federal and from the Provincial governments beyond the tax credits described above.  As of January 31, 2009, the Company recognized $7,062 as a receivable for those sales taxes.

NOTE O – RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company’s Board of Directors, provides consulting services to the Company in exchange for monthly compensation of $5,000 and related expenses.  During the three months ended January 31, 2009 and 2008, Mr. Pitcher received $15,300 and $17,386, respectively.

Mrs. Papapicco, formerly the Director of Operations, is the spouse of Mr. Natale, Chief Executive Officer of the Company.  Mrs. Papapicco became separated from the Company on May 31, 2008, but has provided services on a limited basis.  During the three months ended January 31, 2009, she received approximately $2,133 in United States dollars.

NOTE P - SUBSEQUENT EVENTS

February 13, 2009, the Board of Directors accepted the resignation of Wendy Borow-Johnson from the Company's board of directors. The resignation of Ms. Johnson was not due to any disagreement with the Company's operations, policies or practices.  Concurrent with Ms. Johnson’s resignation from Superclick’s board of directors, the remaining four members of the board unanimously appointed Ronald Fon to the board, effective February 13, 2009.

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

Overview

Results of Operations

THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

Revenue

During the three months ended January 31, 2009, revenue was $1,871,973 compared to $1,447,855 for the three months ended January 31, 2008.  The 29.3% favorable sales variance was mainly due to a 45.2% improvement in net sales (new business) compared to the same period last year. Services revenue grew 13%, to $809,514 from $716,238.

Gross Profit

Gross profit for the three months ended January 31, 2009 increased by $303,444 or 46.9% to $950,178 compared to $646,734 for the three months ended January 31, 2008.  Gross margin for the first quarter was 50.8% compared to 44.7% the previous year.  The improvement in gross profit outperformed the sales growth by 17.6%.  Compared to the same period last year, net revenue increased 29.3% whereas the gross profit increased 46.9%.  The Company continues to deploy and service new and existing installations in a manner that is both effective and efficient resulting in continued strength in margins.
Selling, General and Administrative

For the three months ended January 31, 2009 and 2008, selling, general and administrative expenses (SG&A) were $388,523 or 20.8% of net revenue and $375,607 or 25.9% of net revenue, respectively.  As a percentage of revenue SG&A decreased by 5.2% representing a 20% improvement in SG&A during the first quarter of 2009 compared to the prior year.

Research and Development

For the three months ended January 31, 2009 and 2008, research and development expense was $42,168 and $45,315, respectively.  The $3,147 or 6.9% year-over-year decrease was mainly due to foreign exchange variances as a result of a stronger U.S. dollar compared to the same period last year.

Income from operations

Income from operations for the three months ended January 31, 2009 was $507,959 or 27.1% of net revenue compared to $208,776 or 14.4% of net revenue for the three months ended January 31, 2008; a $299,183 or 143.3% improvement.

Other Income and Expense

Interest income for the three months ended January 31, 2009 and 2008 was $584 and $4,752, respectively.

Interest expense for the three months ended January 31, 2009 and 2008 was $24,746 and $47,880, respectively.  Interest expense represents interest incurred on the debentures and on a note payable. The decrease in interest expense is due to the lower debenture principle compared to the same period last year.  The debentures were settled in full on January 23, 2009 (Settlement Date) resulting in a gain on forgiveness of debt in the amount of $79,970 or approximately 10% of the outstanding principle and interest on the Settlement Date.

During the three months ended January 31, 2008, a derivative gain of $12,700 was realized which related to the decrease in our liability.  The derivative gain represents the decrease in the value of the 965,997 common stock warrants related to our debentures.  No such gain or loss was recorded as of January 31, 2009 as the value of the warrants was nil.

The total other income and expense for the three months ended January 31, 2009 was income of $55,808 compared to expense of $30,428 the previous year.

Net Income before Income Taxes

Net income before income taxes for the three months ended January 31, 2009 was $563,767 or 30.1% of net revenue compared to $178,348 or 12.3% of net revenue during the three months ended January 31, 2008.

Income Taxes

The Company recorded a provision for income taxes recorded $162,311 in income tax expense during the three months ended January 31, 2009 compared to nil in 2008.  Despite the increase in income taxes, first quarter 2009 net income was $401,456 or 21.4% of net revenue compared to $178,348 or 9.5% of net revenue during 2008 representing an improvement of $223,108 or 125.1% in the bottom line.

Net Income Per Common Share

For the three months ended January 31, 2009, the net income per common share basic was $0.01 and $0.01 fully diluted, compared to $0.00 Basic and $0.00 diluted for the three months ended January 31, 2008.  The basic and fully diluted weighted average shares for the first quarter of 2009 were 44,937,251 and 60,035,192, respectively.  The basic and fully diluted weighted average shares for the first quarter of 2008 were 42,255,740 and 72,732,431, respectively.

Financial Condition

From inception to January 31, 2009, we have incurred an accumulated deficit of $5,462,365.  This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued operating losses.  However, in the current quarter we have experienced notable organic growth resulting in a larger customer base.  Net revenue has grown 29.3% producing a net profit margin of 21.4%.

Since inception, we have financed our operations primarily through debt and equity financing.   During the three months ended January 31, 2009 we had a net decrease in cash of $262,132.  Total cash resources as of January 31, 2009 was $519,388 compared to $781,520 at October 31, 2008.

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

The Company's Liquidity Plan

Recent operating results have alleviated concerns about our ability to generate cash flow from operations.  Net income for the three months ended January 31, 2009 was $401,456 compared to $178,348 for the three months ended January 31, 2008 and the operations provided $520,675 of cash compared to $149,441 for the three months ended January 31, 2008.  As a result of the convertible debenture settlement, the net effect of cash was a decrease of $262,132 compared to a net increase of $36,705 for the three months ended January 31, 2008.

The Company has financed operations solely with cash generated through sales and the collection of its accounts receivable. The current ratio, defined as current assets divided by current liabilities was 1.11:1 compared to .96:1 last year.  The Company has no long-term debt.

Four of the five notes included in the Note Payables were canceled and replaced with new notes that do not accrue interest and mature December 31, 2009.  The remaining note is anticipated to be renegotiated in the near future.

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

Off-Balance Sheet Arrangements

At January 31, 2009 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

Equipment loan obligation:  Loan obligation relates to computer equipment used in our Montreal office.  The loan term extends through September 28, 2009 at a rate of $1,230 per month.  The remaining equipment loan obligation is $9,191.

Operating lease obligations:  Operating lease obligations consist of office rental commitment for our offices in Montréal, Québec, Canada.   On October 1, 2004 we began a lease for office space in Montréal.  The lease extends through September 30, 2009 at a rate of $4,867 per month.   The remaining lease obligation is $38,936.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three and nine months ended January 31, 2009.   However, there can be no assurance our business will not be affected by inflation in the future.

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

We may be subject to patent infringement suits brought by separate vendors in our industry against some of our competitors.

We have been made aware that several companies providing public Internet access have been named in a lawsuit brought by a party claiming patent infringement. We have not been named in the action, although some companies that have been named are our customers. We have provided indemnification in our service contracts to several of these customers. We believe that it is too early at this stage to determine whether we have any exposure, but we have retained and consulted legal counsel to maintain a vigilant and proactive posture. We are actively discussing with our counsel ways that we can limit our potential liability. We are not defendants to the suit, nor have we retained litigation counsel on the matter. We will continue to monitor the situation. If we are named in the suit, it will require us to incur legal expenses, which will have a negative impact on our profitability. This in turn, may have a negative impact on our stock price.

In a separate matter, we have been made aware that a company providing public Internet access similar to those provided by us has been named in a legal suit by a party claiming patent infringement. In this matter, the plaintiff won a default judgment on the patent infringement claim. We have not been named in this action nor have we been threatened with any similar claims. However, we have retained legal counsel to review this matter and also to maintain a vigilant and proactive posture. We will continue to discuss with our counsel its assessment of our exposure to a similar claim, as well as ways to limit our potential liability. We are not defendants to any related suit, but we are closely monitoring the situation. If we are named in a patent infringement suit, at a minimum, it will require us to incur legal expenses, which will have a negative impact on our profitability. This in turn, may have a negative impact on our stock price.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements, strategic alliances, and our ability to realize the full potential of our technology.

Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we obtain will be sufficient to meet our needs in the long term.   Through October 31, 2007, a significant portion of our financing has been through private placements of common stock warrants and convertible debt.   Unless our operations continue to generate significant revenues, we will continue to fund operations from cash on hand and through similar sources of capital previously described.   We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.   Although the Company was profitable in fiscal 2007 and 2008, the need for additional equity, debt financing or the entering into a strategic alliance may be required in order to sustain operations or grow our business through strategic alliances or acquisitions.

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

The present economic slowdown and the uncertainty over its breadth, depth and duration have left it unclear whether the lodging industry’s growth environment during the past few years will continue. Many economists have reported that the U.S. economy is in a recession. Recent substantial increases in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity that could stem from higher fuel costs, could also reduce demand for our customers’ hotel rooms which could result in lower demand for our solutions. Accordingly, our financial results and growth could be harmed if the economic slowdown continues for a significant period or becomes worse or it transportation costs remain at current high levels for an extended period or increase further.

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

As of January 31, 2009, we had exercisable stock options outstanding to purchase 13,952,356 shares of common stock, warrants to purchase 965,997 shares of common stock, and a convertible note convertible into 181,845 shares of common stock.  To the extent such options or warrants are exercised and convertible notes are converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of January 31, 2009, a total of 10,699,334 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. As of February 15, 2008, Rule 144 was amended to provide that a person who is not affiliated with the issuer, holding restricted securities for a period of six months may thereafter sell those securities, if the issuer is current with its reporting requirements. Persons who are not affiliated with the issuer and who have held their restricted securities for at least one year are not subject to any limitations. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)        Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and participation of our management, including the Company’s President and Chief Financial Officer (who is the principal accounting officer).  No weaknesses were noted and both the President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the most recent fiscal quarter covered by this Form 10-Q.

(b)        Changes in internal controls

In accordance with Item 308 (c) of Regulation S-B, there were no changes in the Company’s internal control reporting in connection with the Company’s evaluation of its internal controls that occurred during the most recent fiscal quarter covered by this Form 10-Q.

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

32.1  Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section1350*

32.2  Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

(b) Reports on Form 8-K
On January 20, 2009, the company filed form 8-K with the SEC reporting our results of operations for the year ended October 31, 2008.

On January 23, 2009, the company filed form 8-K with the SEC disclosing a quarterly conference call hosted by it to discuss financial results.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: Date: March 5, 2009	Superclick, Inc.
/s/ Sandro Natale
Name: Sandro Natale
Title: President & CEO