Form 10-Q
period 2009-04-30
SUPERCLICK INC
filed 2009-06-09
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended April 30, 2009.

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

Yes  ☒  No  ☐

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of May 12, 2009 was 45,012,251.

TABLE OF CONTENTS

ITEM 1.  FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Balance Sheets

	April 30, 2009	October 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$1,353,716	$781,520
Accounts receivable, net (Notes A&B)	827,957	2,142,205
Tax refund receivable (Note N)	9,116	48,269
Deferred tax asset (Note N)	115,621	78,556
Inventory (Note C)	231,447	330,298
Prepaid expenses	76,020	20,139
TOTAL CURRENT ASSETS	2,613,877	3,400,987
Fixed assets, net (Note D)	137,577	153,397
TOTAL ASSETS	$2,751,454	$3,554,384

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note E)	$336,145	$764,646
Income taxes payable (Note F)	275,209	84,220
Deferred revenue (Note G)	1,303,573	1,643,665
Loans payable	6,051	12,626
Notes payable (Note H)	148,600	193,400
Convertible debentures	-	841,558
TOTAL CURRENT LIABILITIES	2,069,578	3,540,115

TOTAL LIABILITIES	2,069,578	3,540,115

Commitments (Note J)	-	-

STOCKHOLDERS' EQUITY (Note K)
Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 45,012,251 and 44,937,251 at April 30, 2009 October 31, 2008, respectively.	27,549	27,504
Common stock payable	-	18,000
Additional paid-in capital	6,069,669	6,060,714
Accumulated deficit	(5,229,327)	(5,863,820)
Accumulated other comprehensive income (loss)
(Cumulative translation adjustment)	(170,875)	(212,989)
Treasury Stock	(15,140)	(15,140)
TOTAL STOCKHOLDERS' EQUITY	681,876	14,269
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,751,454	$3,554,384

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended April 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Revenue
Net Sales	$554,065	$1,075,888	$1,616,524	$1,807,505
Services	893,047	762,418	1,702,561	1,478,656
Net revenue	1,447,112	1,838,306	3,319,085	3,286,161
Cost of goods sold	607,009	819,063	1,528,804	1,620,184
Gross profit	840,103	1,019,243	1,790,281	1,665,977

Costs and Expenses
Selling, general & administrative	441,884	390,674	830,407	766,281
Research & development	47,238	44,228	89,406	89,543
Depreciation	11,566	16,115	23,094	33,151
Total costs and expenses	500,688	451,017	942,907	888,975

Income from operations	339,415	568,226	847,374	777,002

Other Income and (Expense)
Interest income	-	3,002	584	7,754
Interest expense	(2,163)	(41,960)	(26,909)	(89,840)
Gain on forgiveness of debt	-	-	79,970	-
Derivative gain (loss)	-	2,415	-	15,115
Total other income and (expense)	(2,163)	(36,543)	53,645	(66,971)
Net income before income taxes	337,252	531,683	901,019	710,031
Income taxes	(104,214)	(267,134)	(266,525)	(267,134)
Net income	$233,038	$264,549	$634,494	$442,897

Net income per common share:
Basic	$0.01	$0.01	$0.01	$0.01
Diluted	$0.00	$0.00	$0.01	$0.01
Weighted average common shares outstanding:
Basic	45,012,251	43,704,356	44,976,523	42,980,048
Diluted	60,112,979	74,522,332	60,076,123	74,934,863

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Year Ended October 31, 2008 and the Six Months Ended April 30, 2009 (Unaudited)

					Deficit
					Accumulated	Accumulated
	Common Stock			Additional	During the	Other		Total
	Number of			Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Payable	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2007	41,816,544	$25,631	$31,332	$5,754,632	$(7,423,997)	$(31,902)	$(15,140)	$(1,659,444)

Shares issued during the period:
Shares issued for services	384,122	230	(1,832)	54,247				52,645
Shares issued for interest payable	150,403	90		16,252				16,342
Shares issued for retirement of convertible debentures	1,846,182	1,108		199,027				200,135
Stock options exercised	740,000	445	(11,500)	36,556				25,501
Stock subscriptions receivable								-
Foreign Currency Translation Adjustment						(181,087)		(181,087)
Net <loss> profit					1,560,177			1,560,177
BALANCES October 31, 2008	44,937,251	$27,504	$18,000	$6,060,714	$(5,863,820)	$(212,989)	$(15,140)	$14,269

Shares issued during the period:
Shares issued for services	75,000	45	(18,000)	8,955				(9,000)
Foreign Currency Translation Adjustment						42,114		42,114
Net <loss> profit					634,494			634,494
BALANCES April 30, 2009	45,012,251	$27,549	$-	$6,069,669	$(5,229,327)	$(170,875)	$(15,140)	$681,876

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended April 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Net earnings	$233,038	$264,549	$634,494	$442,897

Other comprehensive income
Foreign currency translation adjustment	(66,320)	1,813	(42,114)	(7,232)

Net comprehensive income	$166,718	$266,362	$592,380	$435,665

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three and Six Months Ended April 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$233,038	$264,549	$634,494	$442,897
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	11,567	16,115	23,095	33,151
Stock issued for services	-	18,000	-	35,979
Derivative gain on warrants issued with debentures	-	(2,415)	-	(15,115)
Stock issued for accrued interest	-	-	-	6,476
Gain on forgiveness of debt	-	-	(79,970)	-
Deferred taxes	3,855	-	(113,412)	-
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	692,193	(506,545)	1,301,423	(280,912)
Other receivables	2,269	23,252	3,368	(4,854)
Prepaid expenses	(40,504)	(8,876)	(57,637)	(11,972)
Inventory	48,102	50,609	102,264	81,820
Accounts payable and accrued expenses	(175,499)	52,510	(412,667)	14,564
Accrued payroll	(2,672)	50,169	(24,357)	31,763
Income taxes payable and receivable	58,460	267,134	300,766	267,134
Deferred revenue	(37,043)	100,852	(362,926)	(126,136)
CASH PROVIDED BY OPERATING ACTIVITIES	793,766	325,354	1,314,441	474,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(5,043)	(4,394)	(5,043)	(15,291)
CASH (USED) FOR INVESTING ACTIVITIES	(5,043)	(4,394)	(5,043)	(15,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(48,126)	(13,760)	(51,385)	(38,749)
Repayment of convertible debenture	-	(185,490)	(761,588)	(270,787)
Stock options exercised	-	1,000		32,500
CASH (USED) FOR FINANCING ACTIVITIES	(48,126)	(198,250)	(812,973)	(277,036)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	93,731	(4,129)	75,771	(27,182)
NET INCREASE (DECREASE) IN CASH	834,328	118,581	572,196	155,286
CASH, beginning of period	519,388	826,296	781,520	789,591
CASH, end of period	$1,353,716	$944,877	$1,353,716	$944,877

Interest paid	$-	$39,510	$22,503	$68,639
Taxes paid	$47,923	$2,468	$95,284	$5,356

Other non-cash investing and financing activities:
Shares issued for services	$-	$18,000	$-	$35,979
Shares issued for accrued interest	$-	$-	$-	$6,476
Shares issued for debt principle	$-	$-	$-	$100,000

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Superclick, Inc. as of April 30, 2009 and for the three and six months ended April 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB for the year ended October 31, 2008.   In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.   The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Advertising

The Company expenses all advertising as incurred.  For the three months ended April 30, 2009 and 2008, the Company incurred approximately $11,047 and $12,096, respectively in marketing and advertising expense.  For the six months ended April 30, 2009 and 2008, the Company incurred approximately $9,808 and $14,198, respectively in advertising expense.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133 and changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect SFAS No. 161 to have a material impact on the preparation of our financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1).  FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features.  The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component.  The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability.  FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt.  This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted.  We do not expect FSP APB 14-1 to have a material impact on the preparation of our financial statements.

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

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. We do not expect FSP EITF 03-6-1 to have a material impact on the preparation of our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.  We do not expect FSP FAS 157-4 to have a material impact on the preparation of our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security.  Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. We do not expect FSP FAS 115-2 and FAS 124-2 to have a material impact on the preparation of our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments.  We do not expect FSP FAS 107-1 and APB 28-1 to have a material impact on the preparation of our financial statements.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers.  At April 30, 2009, three customers accounted for 40% (20%, 10% and 10%) of accounts receivable.  At April 30, 2008, one customer accounted for 36% of accounts receivable.

During the three months ended April 30, 2009, one customer accounted for 10% of sales.  During the six months ended April 30, 2009, one customer accounted for 11% of sales.

During the three months ended April 30, 2008, one customer accounted for 10.5% of sales.  During the six months ended April 30, 2008, no one customer accounted for more than 10% of sales.

For the three months ended April 30, 2009 and 2008, approximately 35% and 29% of the Company's net sales were made to customers outside the United States.  For the six months ended April 30, 2009 and 2008, approximately 36% and 30% of the Company's net sales were made to customers outside the United States.

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

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance at April 30, 2009 and October 31, 2008 consisted of $827,957 and $2,142,205, respectively, and is reported net of an allowance for doubtful accounts of $52,652 and $55,974, respectively.

NOTE C - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method.   The following table represents the major components of inventory at April 30, 2009 and October 31, 2008:

	2009	2008
Computer equipment	$252,450	$350,912
Allowance for obsolete inventory	(21,003)	(20,614)
Inventory, net	$231,447	$330,298

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2009 and October 31, 2008:

	2009	2008
Computer hardware	$189,838	$182,298
Furniture & fixtures	130,887	128,466
Computer software	88,179	86,548
Leasehold improvements	30,481	28,871
Fabrication mold and dye	19,054	18,701
	458,439	444,884
Accumulated depreciation	(320,862)	(291,487)
Fixed assets, net	$137,577	$153,397

Depreciation expense for the three months ended April 30, 2009 and 2008 was $11,566 and $16,115, respectively.  Depreciation expense for the six months ended April 30, 2009 and 2008 was $23,094 and $33,151, respectively.

NOTE E – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable of $336,145 at April 30, 2009 consisted of $121,935 in trade payables, $24,389 related to professional fees, $18,351 of accrued interest and $171,470 of accrued payroll.  Accounts payable and accrued expenses at October 31, 2008 consisted of $507,559 in trade payables, $48,840 related to professional fees, $15,039 of accrued interest and $193,208 of accrued payroll of which $42,614 and $45,517 are due to the CEO and CFO, respectively.

NOTE F – INCOME TAXES PAYABLE

As of April 30, 2009, $275,209 was accrued for income taxes payable to the Canadian and Provincial income tax authorities.  For the three months ended April 30, 2009 and 2008, the Company recorded a provision for income taxes of $104,214 and $267,134, respectively.  For the six months ended April 30, 2009 and 2008, the Company recorded a provision for income taxes of $266,525 and $267,134, respectively, based on a combined Federal and Provincial tax rate of 31%.

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

NOTE G – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed.  As of April 30, 2009, the deferred revenue balance of $1,303,573 consisted of 1) $742,846 related to support and maintenance for multiple customers; 2) $291,655 related to the sale of a master license agreement which commenced August 2007 and is being amortized over its term of thirty six (36) months; and 3) $269,072 related to customer deposits for future hardware installations.

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

During the three months ended April 30, 2009 and 2008, the Company recognized $1,628 and $1,647, respectively of interest expense on the single interest bearing note.  During the six months ended April 30, 2009 and 2008, the Company recognized $3,312 and $3,330, respectively of interest expense on the single interest bearing note.   Accrued interest payable on the remaining interest bearing note was $18,351 which was also convertible into 185,102 shares of common stock as of April 30, 2009.  The principle balance on all of the notes as of April 30, 2009 was $148,600 representing a decrease of $44,800 since October 31, 2008.

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

Six Months Ended April 30, 2009
Total principle payments	$720,000
Total interest payments	6,079
Total payments	726,079
Debenture balance as of January 23, 2009 (Pay-off date) including interest and principle	806,049
Gain on settlement of debentures	$79,970

The 965,997 common stock warrants related to these debentures, as described below, will remain outstanding and unchanged as a result of the debenture settlement.

During the three months ended April 30, 2009 and 2008, the Company incurred $0 and $37,857, respectively, in interest expense related to the convertible debentures.  During the six months ended April 30, 2009 and 2008, the Company incurred $22,503 and $81,924, respectively, in interest expense related to the convertible debentures.

NOTE J - COMMITMENTS

On October 1, 2004 the Company began a lease for office space.  The lease extends through September 30, 2009 at a rate of $4,867 per month.  The Company financed computer equipment with a loan term which extends through September 28, 2009 at a rate of $1,230 per month.

During the three months ended April 30, 2009 and 2008, the Company incurred $14,277 and $17,673, respectively, in rent expense.  During the six months ended April 30, 2009 and 2008, the Company incurred $28,764 and $35,548, respectively, in rent expense.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE K - PREFERRED AND COMMON STOCK

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance.  No shares of preferred stock have been issued as of April 30, 2009.

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

During the six months ended April 30, 2009, the Company issued 75,000 shares of common stock in exchange for director services.  The shares were issued for services performed in fiscal year 2008 which expense of $9,000 was recognized in our fiscal year ending October 31, 2008.

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

During the six months ended April 30, 2009, no options were canceled or granted.

NOTE L - WARRANTS

At April 30, 2009 the Company had 965,997 warrants related to convertible debentures entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date
Debenture	735,370	>or=to $0.30	7/31/2010
Debenture	230,627	>or=to $0.30	8/17/2010
Total	965,997

During the six months ended April 30, 2009 and 2008, there was no warrant activity.

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

During the six months ended April 30, 2009, there was no option activity.

The following table summarizes the Company's stock option activity for the six months ended April 30, 2009:

	2009
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	13,952,356	$0.07
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at end of period	13,952,356	$0.07

Options exerciseable at period end	13,952,356

The following table summarizes information about the Company's stock options outstanding at April 30, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At April 30,	Contractural	Exercise	Number	Exercise
Prices	2009	Life (years)	Price	Outstanding	Price

$0.50	589,856	-	$0.50	589,856	$0.50
0.65	137,500	-	0.65	137,500	0.65
0.05	13,225,000	-	0.05	13,225,000	0.05
Total	13,952,356	-	$0.07	13,952,356	$0.07

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  Under SFAS 123r, the Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.  The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future.  During the three and six months ended April 30, 2009 and 2008, the Company recognized no compensation expense.  The Company has recorded compensation expense of $767,017 through April 30, 2009.

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

During the year ended October 31, 2008, the Company issued 384,122 shares of common stock in exchange for director services.  Of the 384,122 shares, 1) 141,656 shares were issued for services performed in fiscal year 2007 which expense of $19,832 was recognized in our fiscal year ending October 31, 2007, and; 2) 242,466 shares were issued for services valued at $34,645.  The Company had accrued $18,000 to common stock payable for director services performed.  Issuance of common stock for these services took place during the first fiscal quarter of 2009.

During the six months ended April 30, 2009, the Company issued 75,000 shares of common stock in exchange for director services.  The shares were issued for services performed in fiscal year 2008 which expense of $9,000 was recognized in our fiscal year ending October 31, 2008.

From inception through April 30, 2009, the Company has issued 2,569,772 shares to our directors under this stock incentive plan.

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

During the year ended October 31, 2008 the subsidiary recently underwent an audit by the Canadian Federal Government, the outcome of which resulted in a potential reduction to the NOL carry forward. However, no formal reduction of said NOL has been received by the Company.  In addition, the Company plans to contest the potential adjustment. Furthermore, the Company has not reduced the potential NOL available by that amount for purposes of calculating our provision for income tax.

The subsidiary receives tax credits for research and development activities from Revenue Canada. As of April 30, 2009, the Company reflected approximately $115,621 USD in tax credits available for future use.

The subsidiary receives reimbursement of research and development activities from the Province of Quebec beyond the tax credits described above.  As of April 30, 2009, there was no receivable for such research and development activities.

The subsidiary receives reimbursement of sales tax charged on the resale of goods and services transacted in Canada from both Federal and from the Provincial governments beyond the tax credits described above.  As of April 30, 2009, the Company recognized $9,116 as a receivable for those sales taxes.

NOTE O – RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company’s Board of Directors, provides consulting services to the Company for monthly compensation of $5,000 and related expenses.  During the three months ended April 30, 2009 and 2008, Mr. Pitcher received $17,548 and $18,950, respectively.  During the six months ended April 30, 2009 and 2008, Mr. Pitcher received $32,848 and $36,336, respectively.

Mrs. Papapicco, formerly the Director of Operations, is the spouse of Mr. Natale, Chief Executive Officer of the Company. Mrs. Papapicco became separated from the Company on May 31, 2008, but has provided services on a limited basis in the same position. During the three and six months ended April 30, 2009 she received approximately $16,388 and $2,133, respectively.

NOTE P – LEGAL MATTERS

The one remaining convertible note payable that is currently in default has sent the Company summons for the balance due.  See (NOTE H – NOTES PAYABLE TO FORMER SHAREHOLDERS OF HOTEL NET, LLC).  The amount being requested is $89,987.08, or the principle and interest amounts due.  The company has fully accrued for this liability as of April 30, 2009.

NOTE Q - SUBSEQUENT EVENTS

None.

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

Overview

Results of Operations

THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

Revenue

Net Revenue for the three months ended April 30, 2009 and 2008 was $1,447,112 and $1,838,306, respectively.  Compared to the same period last year, the three month unfavorable variance was $391,194, or -21.3%.  The unfavorable variance was due to the 48.5% unfavorable variance in net sales mainly due to the postponement of certain projects to future periods.  Service revenues were however up $130,629 or 17.1% as we continue to sign and renew service contracts. Net Revenue for the six months ended April 30, 2009 and 2008 was $3,319,085 and $3,286,161, respectively.  Compared to the same period last year, the six month favorable variance was $32,924 or 1.0%.

Gross Profit

Gross profit for the three months ended April 30, 2009 and 2008 was $840,103 and $1,019,243, respectively.  The Gross profit was  $179,140 less than  the previous year mainly due to the quarter’s unfavorable net sales variance.  However, despite lower sales compared to the previous year, the gross margin remained strong at 58.1% compared to 55.4% last year.   Gross profit for the six months ended April 30, 2009 and 2008 was $1,790,281 and $1,665,977, respectively. Gross profit improved by $124,304 or 7.5% followed by a 3.2% improvement in the gross margin to 53.9% from 50.7% in 2008.  The Company’s gross margin continues to increase as our sales mix becomes increasingly weighted towards our services.  In addition, we continue to experience improvements in our support contracts as a result of increasing gains in efficiency with respect to deployment and service.

Selling, General and Administrative

Selling, General and Administrative expenses for the three months ended April 30, 2009 and 2008 were $441,884 or 30.5% of revenue and $390,674 or 21.3% of revenue, respectively.  A $51,210 or 13.1% unfavorable variance compared to the same quarter last year.  Compared to last year, the variance was mainly due to foreign exchange fluctuations where last year compared to the CDN dollar, the U.S. rate remained constant at 1:1 all quarter compared to the current quarter where the rate fluctuated from $1.27 to $1.19.  As a percentage of sales, the rate was higher due to the unfavourable sales variance.

For the six months ended April 30, 2009 and 2008 SG&A was $830,407 or 25.0% of revenue and $766,281 or 23.3% of revenue, respectively.  Compared to last year, SG&A was $64,126 or 8.4% greater mainly due to differences in foreign exchange.

Research and Development

Research and development expenses for the three months ended April 30, 2009 and 2008 were $47,238 or 3.3% of revenue and $44,228 or 2.4% of revenue, respectively.

Research and development expenses for the six months ended April 30, 2009 and 2008 were $89,406 or 2.7% of revenue and $89,543 or 2.7% of revenue, respectively.

Income from operations

As a result of above, Income from Operations for the three months ended April 30, 2009 was $339,415 or 23.5% of net revenue, compared to $568,226 or 30.9% of net revenue for the three months ended April 30, 2008.

As a result of above, Income from Operations for the six months ended April 30, 2009 was $847,374 or 25.5% of net revenue, compared to $777,002 or 23.6% of net revenue for the six months ended April 30, 2008.

Other Income and Expense

The total other income and expense for the three months ended April 30, 2009 and 2008 was expense of $2,163 and $36,543, respectively.  The total other income and expense for the six months ended April 30, 2009 and 2008 was income of $53,645 and expense of $66,971, respectively.

Interest income for the three months ended April 30, 2009 and 2008 was $0 and $3,002, respectively.  Interest income for the six months ended April 30, 2009 and 2008 was $584 and $7,754, respectively.

Interest expense for the three months ended April 30, 2009 and 2008 was $2,163 and $41,960, respectively.  The decrease in interest expense is due to the debentures being settled in full on January 23, 2009 (settlement date) thus reducing the interest burden this quarter.

The gain of forgiveness of debt was as a result of settling the debentures as discussed above. The settlement of the debentures resulted in a gain of $79,970 or approximately 10% of the outstanding principle and interest due on the settlement date and was recorded as a gain on forgiveness of debt.

There was no derivative gain or loss for the quarter ended April 30, 2009.  There was however a derivative gain of $2,415 recorded as at April 30, 2008. During the six months ended April 30, 2008, a derivative gain of $15,115 was recognized along with a related decrease to the liability.  The derivative gain represented the decrease in the value of the 965,997 common stock warrants related to the debentures.  No such gain or loss was recorded as of April 30, 2009 as the value of the warrants was nil.

Net Income

The net income before income taxes for the three months ended April 30, 2009 was $337,252 or 23.3% of net revenue compared to $531,683 or 28.9% of net revenue during the three months ended April 30, 2008.  The Company recorded $104,214 in income tax expense during the three months ended April 30, 2009 compared to $267,134 in 2008.  First quarter 2009 net income was $233,038 or 16.1% of net revenue compared to $264,549 or 14.4% of net revenue during 2008 representing a slight decrease of $31,511.

The net income before income taxes for the six months ended April 30, 2009 was $901,019 or 27.1% of net revenue representing an improvement of $190,988 or 26.9% compared to $710,031 or 21.6% of net revenue during the six months ended April 30, 2008.  The Company recorded $266,525 in income tax expense during the six months ended April 30, 2009 compared to $267,134 in 2008.  Six month 2009 net income was $634,494 or 19.1% of net revenue compared to $442,897 or 13.5% of net revenue during 2008 representing an improvement of $191,597 or 43.3%.

Net Income (Loss) Per Common Share

For the three months ended April 30, 2009, the net income per common share basic was $0.01 and $0.00 fully diluted, compared to $0.01 Basic and $0.00 diluted for the three months ended April 30, 2008.  The basic and fully diluted weighted average shares for the first quarter of 2009 were 45,012,251 and 60,112,979, respectively.  The basic and fully diluted weighted average shares for the first quarter of 2008 were 43,704,356 and 74,522,332, respectively.

For the six months ended April 30, 2009, the net income per common share basic was $0.01 and $0.01 fully diluted, compared to $0.01 Basic and $0.01 diluted for the six months ended April 30, 2008.  The basic and fully diluted weighted average shares for the first quarter of 2009 were 44,976,523 and 60,076,123, respectively.  The basic and fully diluted weighted average shares for the first quarter of 2008 were 42,980,048 and 74,934,863, respectively.

Financial Condition

From inception to April 30, 2009, the Company has incurred an accumulated deficit of $5,229,327. This loss has been incurred through a combination of professional fees and expenses supporting the Company’s plans for growth during the early stages of its business cycle along with a cumulative effect adjustment in fiscal year end 2005.  The Company has reported positive net income since Q2 2007 and during the current period, the Company has experienced organic growth resulting in an increase in net revenue of 1.0% producing a net income of 19.1%.

Since inception, operations have been primarily financed through debt and equity financing.   During the six months ended April 30, 2009 the net increase in cash was $572,196 despite a cash outlay of approximately $720,000 in Q1 in order to settle outstanding convertible debentures.  Total cash resources as of April 30, 2009 was $1,353,716 compared to $781,520 at October 31, 2008.

Our available working capital and capital requirements will depend upon numerous factors, including the deployment and sale of Internet access management solutions, the timing and cost of expanding into new markets, the cost of developing competitive technologies, changes in our existing collaborative and licensing relationships, the resources that we devote to developing new products and commercializing capabilities, the status of our competitors, our ability to establish collaborative arrangements with other organizations, our ability to attract and retain key employees, and foreign exchange.

The Company's Liquidity Plan

Recent operating results have alleviated concerns about our ability to generate cash flow from operations.  Net income for the six months ended April 30, 2009 was $634,494 compared to $442,897 for the six months ended April 30, 2008 and the operations provided $1,314,441 of cash compared to $474,795 for the six months ended April 30, 2008.

During the six months ended April 30, 2009, the Company has financed operations solely with cash generated through sales and the collection of its accounts receivable.

The Hotel Net LLC notes matured on January 1, 2007.  Four of the five notes were canceled and replaced with new notes that do not accrue interest and mature December 31, 2009.  The remaining note is anticipated to be renegotiated in the near future.  The new balance for notes payable at April 30, 2009 is $148,600 or $44,800 less than the 2008 balance of $193,400.

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

Off-Balance Sheet Arrangements

At April 30, 2009 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three and six months ended April 30, 2009.   However, there can be no assurance our business will not be affected by inflation in the future.

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

As of April 30, 2009, we had exercisable stock options outstanding to purchase 13,952,356 shares of common stock, warrants to purchase 965,997 shares of common stock, and a convertible note convertible into 185,102 shares of common stock.  To the extent such options or warrants are exercised and convertible notes are converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of April 30, 2009, a total of 10,299,229 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. As of February 15, 2008, Rule 144 was amended to provide that a person who is not affiliated with the issuer, holding restricted securities for a period of six months may thereafter sell those securities, if the issuer is current with its reporting requirements. Persons who are not affiliated with the issuer and who have held their restricted securities for at least one year are not subject to any limitations. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

31.1  Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934*

31.2  Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934*

32.1  Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2  Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

(b) Reports on Form 8-K

On February 19, 2009, the company filed form 8-K with the SEC reporting the resignation of Wendy Borow Johnson from the Company's board of directors.

On March 17, 2009, the company filed form 8-K with the SEC reporting our results of operations for the three months ended January 31, 2008.

On April 1, 2009, the company filed form 8-K with the SEC reporting the results of our Annual General Meeting of the Shareholders for the fiscal year ended 2008 which occurred on March 27, 2009.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May ____, 2009	Superclick, Inc.
/s/ Sandro Natale
Name: Sandro Natale
Title: President & CEO