Form 10-Q
period 2009-07-31
SUPERCLICK INC
filed 2009-09-15
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended July 31, 2009.

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
Montreal, Quebec, H1H 5H1 CANADA
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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of August 31, 2009 was 45,312,251.

TABLE OF CONTENTS

2

ITEM 1.  FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Balance Sheets (Unaudited)

	July 31, 2009	October 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$1,942,682	$781,520
Accounts receivable, net (Notes A&B)	812,448	2,142,205
Tax refund receivable (Note N)	8,069	48,269
Deferred tax asset (Note N)	127,944	78,556
Inventory (Note C)	137,914	330,298
Prepaid expenses	34,266	20,139
TOTAL CURRENT ASSETS	3,063,323	3,400,987
Fixed assets, net (Note D)	149,245	153,397
TOTAL ASSETS	$3,212,568	$3,554,384

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note E)	$475,952	$764,646
Income taxes payable (Note F)	331,191	84,220
Deferred revenue (Note G)	1,108,114	1,643,665
Loans payable	2,725	12,626
Notes payable (Note H)	52,000	193,400
Convertible debentures	-	841,558
TOTAL CURRENT LIABILITIES	1,969,982	3,540,115

TOTAL LIABILITIES	1,969,982	3,540,115

Commitments (Note J)	-	-

STOCKHOLDERS' EQUITY (Note K)

Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 45,312,251 and 44,937,251 at July 31, 2009 October 31, 2008, respectively.	27,729	27,504
Common stock payable	-	18,000
Additional paid-in capital	6,123,489	6,060,714
Accumulated deficit	(4,936,354)	(5,863,820)
Accumulated other comprehensive income (loss)
(Cumulative translation adjustment)	42,862	(212,989)
Treasury Stock	(15,140)	(15,140)
TOTAL STOCKHOLDERS' EQUITY	1,242,586	14,269
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,212,568	$3,554,384

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended July 31, 2009 and 2008

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Revenue
Net Sales	$1,186,847	$691,123	$2,803,371	$2,498,628
Services	1,024,072	788,163	2,726,633	2,266,819
Net revenue	2,210,919	1,479,286	5,530,004	4,765,447
Cost of goods sold	1,098,315	710,025	2,627,119	2,330,209
Gross profit	1,112,604	769,261	2,902,885	2,435,238

Costs and Expenses
Selling, general & administrative	701,544	383,204	1,531,951	1,149,485
Research & development	65,278	44,963	154,684	134,506
Depreciation	9,246	15,070	32,340	48,221
Total costs and expenses	776,068	443,237	1,718,975	1,332,212

Income from operations	336,536	326,024	1,183,910	1,103,026

Other Income and (Expense)
Interest income	-	2,129	584	9,883
Interest expense	(1,702)	(60,596)	(28,611)	(150,436)
Gain on forgiveness of debt	6,167	-	86,137	-
Derivative gain (loss)	-	870	-	15,985
Total other income and (expense)	4,465	(57,597)	58,110	(124,568)
Net income before income taxes	341,001	268,427	1,242,020	978,458
Income taxes	(48,028)	(69,282)	(314,553)	(336,416)
Net income	$292,973	$199,145	$927,467	$642,042

Net income per common share:
Basic	$0.01	$0.00	$0.02	$0.01
Diluted	$0.00	$0.00	$0.02	$0.01
Weighted average common shares outstanding:
Basic	45,272,356	44,285,141	45,075,689	43,429,325
Diluted	59,341,379	66,539,983	59,505,600	68,834,437

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Year Ended October 31, 2008 and the Nine Months Ended July 31, 2009 (Unaudited)

					Deficit
					Accumulated	Accumulated
	Common Stock			Additional	During the	Other		Total
	Number of			Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Payable	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2007	41,816,544	$25,631	$31,332	$5,754,632	$(7,423,997)	$(31,902)	$(15,140)	$(1,659,444)

Shares issued during the period:
Shares issued for services	384,122	230	(1,832)	54,247				52,645
Shares issued for interest payable	150,403	90		16,252				16,342
Shares issued for retirement
of convertible debentures	1,846,182	1,108		199,027				200,135
Stock options exercised	740,000	445	(11,500)	36,556				25,501
Stock subscriptions receivable								-
Foreign Currency Translation Adjustment						(181,087)		(181,087)
Net profit					1,560,177			1,560,177
BALANCES October 31, 2008	44,937,251	$27,504	$18,000	$6,060,714	$(5,863,820)	$(212,989)	$(15,140)	$14,269

Shares issued during the period:
Shares issued for services	375,000	225	(18,000)	62,775				45,000
Foreign Currency Translation Adjustment						255,851		255,851
Net profit					927,467			927,467
BALANCES July 31, 2009	45,312,251	$27,729	$-	$6,123,489	$(4,936,354)	$42,862	$(15,140)	$1,242,586

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended July 31, 2009 and 2008

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008

Net earnings	$292,973	$199,145	$927,467	$642,042

Other comprehensive income
Foreign currency translation adjustment	213,737	7,742	255,851	510

Net comprehensive income	$506,710	$206,887	$1,183,318	$642,552

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three and Nine Months Ended July 31, 2009 and 2008

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$292,973	$199,145	$927,467	$642,042
Adjustments to reconcile net income
to net cash provided (used) by operating activities:
Depreciation	9,246	15,070	32,340	48,221
Stock issued for services	54,000	16,666	54,000	52,645
Derivative gain on warrants issued with debentures	-	(870)	-	(15,985)
Stock issued for accrued interest	-	9,865	-	16,341
Gain on forgiveness of debt	(6,167)	-	(86,137)	-
Deferred taxes	-	-	(113,412)	-
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	102,435	(250,946)	1,403,858	(531,858)
Other receivables	94	36,018	3,462	31,164
Prepaid expenses	47,539	2,362	(10,098)	(9,610)
Inventory	115,267	(88,319)	217,531	(6,499)
Accounts payable and accrued expenses	109,440	6,020	(303,227)	20,584
Accrued payroll	(7,871)	(6,349)	(32,228)	25,414
Income taxes payable and receivable	27,645	69,282	328,411	336,416
Deferred revenue	(320,688)	(7,813)	(683,614)	(133,949)
CASH PROVIDED BY OPERATING ACTIVITIES	423,913	131	1,738,353	474,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(6,459)	-	(11,502)	(15,291)
CASH (USED) FOR INVESTING ACTIVITIES	(6,459)	-	(11,502)	(15,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(100,382)	(36,147)	(151,767)	(74,896)
Repayment of convertible debenture	-	(89,649)	(761,588)	(360,436)
Stock options exercised	-	2,000		34,500
CASH (USED) FOR FINANCING ACTIVITIES	(100,382)	(123,796)	(913,355)	(400,832)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	271,894	(13,172)	347,666	(40,354)
NET INCREASE (DECREASE) IN CASH	588,966	(136,837)	1,161,162	18,449
CASH, beginning of period	1,353,716	944,877	781,520	789,591
CASH, end of period	$1,942,682	$808,040	$1,942,682	$808,040

Interest paid	$-	$10,351	$22,503	$68,639
Taxes paid	$22,188	$-	$109,530	$5,356

Other non-cash investing and financing activities:
Shares issued for services	$54,000	$16,666	$54,000	$52,645
Shares issued for accrued interest	$-	$9,865	$-	$16,342
Shares issued for debt principle	$-	$100,135	$-	$200,135

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Superclick, Inc. as of July 31, 2009 and for the three and nine months ended July 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB for the year ended October 31, 2008.   In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.   The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Summary of Significant Accounting Principles

Principles of consolidation

The consolidated financial statements include the accounts of Superclick Networks, Inc. and its wholly-owned subsidiaries, Superclick, Inc. and Hotel Net LLC, which are 100% consolidated in the financial statements.  All material inter-company accounts and transactions have been eliminated.

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

Advertising

The Company expenses all advertising as incurred.  For the three months ended July 31, 2009 and 2008, the Company incurred approximately $28,021 and $48,951, respectively in marketing and advertising expense.  For the nine months ended July 31, 2009 and 2008, the Company incurred approximately $37,829 and $63,149, respectively in advertising expense.

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

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers.  At July 31, 2009, two customers accounted for 27% (14% and 13%) of accounts receivable.  As of July 31, 2008, two customers accounted for 43% (29% and 14%) of accounts receivable.

During the three months ended July 31, 2009, one customer accounted for 11% of sales.  During the nine months ended July 31, 2009, no customer accounted for more than 10% of sales.

During the three months ended July 31, 2008, two customers accounted for 33% (23% and 10%) of sales. During the nine months ended July 31, 2008, no customer accounted for more than 10% of sales.

For the three months ended July 31, 2009 and 2008, approximately 29% and 36% of the Company's net sales were made to customers outside the United States.  For the nine months ended July 31, 2009 and 2008, approximately 34% and 32% of the Company's net sales were made to customers outside the United States.

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at July 31, 2009 and October 31, 2008, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Accounting for Share-Based Compensation

The Company adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R), which requires the Company to recognize expense related to the fair value of share-based compensation awards as of the beginning of the second quarter in fiscal 2006.  Management elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated the Company’s financial results for prior periods.   See Note M for further information.

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

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance at July 31, 2009 and October 31, 2008 consisted of $812,448 and $2,142,205, respectively, and is reported net of an allowance for doubtful accounts of $58,263 and $55,974, respectively.

NOTE C - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method.   The following table represents the major components of inventory at July 31, 2009 and October 31, 2008:

	2009	2008
Computer equipment	$161,155	$350,912
Allowance for obsolete inventory	(23,241)	(20,614)
Inventory, net	$137,914	$330,298

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2009 and October 31, 2008:

	2009	2008
Computer hardware	$214,240	$182,298
Furniture & fixtures	144,837	128,466
Computer software	99,658	86,548
Leasehold improvements	34,241	28,871
Fabrication mold and dye	21,084	18,701
	514,060	444,884
Accumulated depreciation	(364,815)	(291,487)
Fixed assets, net	$149,245	$153,397

Depreciation expense for the three months ended July 31, 2009 and 2008 was $9,246 and $15,070, respectively. Depreciation expense for the nine months ended July 31, 2009 and 2008 was $32,340 and $48,221, respectively.

NOTE E – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable of $475,952 at July 31, 2009 consisted of $292,270 in trade payables, $1,894 related to professional fees and $181,788 of accrued payroll.  Accounts payable and accrued expenses at October 31, 2008 consisted of $507,559 in trade payables, $48,840 related to professional fees, $15,039 of accrued interest and $193,208 of accrued payroll of which $42,614 and $45,517 are due to the CEO and CFO, respectively.

NOTE F – INCOME TAXES PAYABLE

As of July 31, 2009, $331,191 was accrued for income taxes payable to the Canadian and Provincial income tax authorities.  For the three months ended July 31, 2009 and 2008, the Company recorded a provision for income taxes of $48,028 and $69,282, respectively.  For the nine months ended July 31, 2009 and 2008, the Company recorded a provision for income taxes of $314,553 and $336,416, respectively, based on a combined Federal and Provincial tax rate of 31%.

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

NOTE G – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed.  As of July 31, 2009, the deferred revenue balance of $1,108,114 consisted of 1) $520,548 related to support and maintenance for multiple customers; 2) $233,320 related to the sale of a master license agreement which commenced August 2007 and is being amortized over its term of thirty six (36) months; and 3) $354,246 related to customer deposits for future hardware installations.

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

NOTE H – NOTES PAYABLE TO FORMER SHAREHOLDERS OF HOTEL NET, LLC

The Company currently has four notes outstanding to the former shareholders of Hotel Net LLC.  The notes have a face amount of $70,000 payable quarterly through December 31, 2009 and do not accrue interest.  The interest, if imputed, would not be immaterial to these financial statements taken as a whole.

During July 2009, the company settled one convertible note originally dated August 31, 2005 had a face amount of $70,000, accrued interest at the rate of nine percent (9%) per annum, was convertible into shares of common stock at a conversion price of $.50 and matured on January 1, 2006.  As a result of the settlement agreement, each party released any and all claims.  In exchange for the release, the Company paid $87,500 and recognized a $6,167 gain on settlement of the debt.

During the three months ended July 31, 2009 and 2008, the Company recognized $1,116 and $1,665, respectively of interest expense on the single interest bearing note that was settled.  During the nine months ended July 31, 2009 and 2008, the Company recognized $4,428 and $4,995, respectively of interest expense on the same interest bearing note.

During the Three and nine months ended July 31, 2009, the Company made principle payments of $22,400 and $67,200, respectively on the four outstanding notes.  The principle balance on the four outstanding notes as of July 31, 2009 was $52,000 representing a decrease of $141,400 since October 31, 2008.

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

Nine Months Ended July 31, 2009
Total principle payments	$720,000
Total interest payments	6,079
Total payments	726,079
Debenture balance as of January 23, 2009 (Pay-off date) including interest and principle	806,049
Gain on settlement of debentures	$79,970

The 965,997 common stock warrants related to these debentures, were canceled as a result of the debenture settlement.

During the three months ended July 31, 2009 and 2008, the Company incurred $0 and $34,978, respectively, in interest expense related to the convertible debentures.  During the nine months ended July 31, 2009 and 2008, the Company incurred $22,503 and $110,094, respectively, in interest expense related to the convertible debentures.

NOTE J - COMMITMENTS

On October 1, 2004 the Company began a lease for office space.  The lease extends through September 30, 2009 at a rate of $4,867 per month.  The Company financed computer equipment with a loan term which extends through September 28, 2009 at a rate of $1,230 per month.

During the three months ended July 31, 2009 and 2008, the Company incurred $15,678 and $17,713, respectively, in rent expense.  During the nine months ended July 31, 2009 and 2008, the Company incurred $44,442 and $53,140, respectively, in rent expense.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE K - PREFERRED AND COMMON STOCK

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance.  No shares of preferred stock have been issued as of July 31, 2009.

Private Placement and Warrant Activity

During the year ended October 31, 2008, the Company issued 1,996,585 shares of common stock, including 1,846,182 shares in exchange for $200,135 of debenture principle and 150,403 shares of common stock in exchange for $16,342 of accrued interest related to our debentures.

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

During the nine months ended July 31, 2009, the Company issued 75,000 shares of common stock in exchange for director services.  The shares were issued for services performed in fiscal year 2008 which expense of $9,000 was recognized in our fiscal year ending October 31, 2008.

During the nine months ended July 31, 2009, the Company issued 300,000 non -revocable shares of common stock in exchange for investor relations services valued at fair market value of  $0.18 per share or $54,000.

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

During the nine months ended July 31, 2009, no options were canceled or granted.

NOTE L - WARRANTS

At July 31, 2009 the Company had no warrants outstanding.  The 965,997 warrants related to the convertible debentures which entitled the holder thereof the right to purchase one common share for each warrant were canceled as a result of the debenture settlement (see Note I).  No other warrant activity occurred during the nine months ended July 31, 2009.

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

During the nine months ended July 31, 2009, there was no option activity.

The following table summarizes the Company's stock option activity for the nine months ended July 31, 2009:

	2009
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	13,952,356	$0.07
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at end of period	13,952,356	$0.07

Options exerciseable at period end	13,952,356

The following table summarizes information about the Company's stock options outstanding at July 31, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At July 31,	Contractural	Exercise	Number	Exercise
Prices	2009	Life (years)	Price	Outstanding	Price

$0.50	589,856	-	$0.50	589,856	$0.50
0.65	137,500	-	0.65	137,500	0.65
0.05	13,225,000	-	0.05	13,225,000	0.05
Total	13,952,356	-	$0.07	13,952,356	$0.07

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123r”) as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  Under SFAS 123r, the Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.  The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future.  During the three and six months ended April 30, 2009 and 2008, the Company recognized no compensation expense.  The Company has recorded compensation expense of $767,017 through July 31, 2009.

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

During the nine months ended July 31, 2009, the Company issued 75,000 shares of common stock in exchange for director services.  The shares were issued for services performed in fiscal year 2008 which expense of $9,000 was recognized in our fiscal year ending October 31, 2008.

From inception through July 31, 2009, the Company has issued 2,569,772 shares to our directors under this stock incentive plan.

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

During the year ended October 31, 2008, our U.S. based operation had a net loss of approximately $43,000.  A valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.  The valuation allowance increased by approximately $17,200 for the year ended October 31, 2008, assuming a combined federal and California tax rate of 40%.

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

During the year ended October 31, 2008, Superclick Networks, Inc. (SNI), our Canadian based operation, generated net income for tax purposes of $1,153,148 CDN.   However, the subsidiary lowered its tax liability to both the Federal and Provincial authorities with the application of its carry forward R&D tax credits and NOL. If the subsidiary did not have the carry forward balances available, based on a combined tax rate of approximately 32%, the provision would have been approximately $363,240 CDN.  The NOL available to offset Canadian Income Taxes was fully utilized during the fiscal year ending October 31, 2008.

During the year ended October 31, 2008 SNI recently underwent an audit by the Canadian Federal Government, the outcome of which resulted in a potential reduction to the NOL carry forward. However, no formal reduction of said NOL has been received by the Company.  In addition, the Company plans to contest the potential adjustment. Furthermore, the Company has not reduced the potential NOL available by that amount for purposes of calculating our provision for income tax.

SNI  receives tax credits for research and development activities from Revenue Canada. As of July 31, 2009, the Company reflected approximately $127,944 USD in tax credits available for future use.

SNI  receives reimbursement of research and development activities from the Province of Quebec beyond the tax credits described above.  As of July 31, 2009, there was no receivable for such research and development activities.

SNI receives reimbursement of sales tax charged on the resale of goods and services transacted in Canada from both Federal and from the Provincial governments beyond the tax credits described above.  As of July 31, 2009, the Company recognized $8,069 as a receivable for those sales taxes.

NOTE O – RELATED PARTY TRANSACTION

Mr. Ronald A. Fon became a Director of the Company during the month of February 2009. Mr. Fon is also a principal with a firm that provides IR consulting services to the Company for monthly compensation of approximately $3,120. During the three and nine months ended July 31, 2009 approximately $9,400 and $12,500, respectively was paid.

Mrs. Papapicco, formerly the Director of Operations, is the spouse of Mr. Natale, Chief Executive Officer of the Company. Mrs. Papapicco became separated from the Company on May 31, 2008, but has provided services on a limited basis in the same position. During the three and nine months ended July 31, 2009 she received approximately $11,100 and $26,200, respectively.  During the three and nine months ended July 31, 2008, she received approximately $6,400 and $32,200, respectively.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the accompanying financial statements and related footnotes.  We base our estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors.  Actual results may differ from these estimates.  Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions.  In consultation with our Board of Directors, we have identified six accounting principles that we believe are key to an understanding of our financial statements.  These important accounting policies require management's most difficult, subjective judgments.

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

Overview

Results of Operations

THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

Revenue

Net Revenue for the three months ended July 31, 2009 and 2008 was $2,210,919 and $1,479,286, respectively. Compared to the same period last year, the three month favorable variance was $731,633, or 49.5%. The favorable variance was the net result of a 71.7% or $495,724 improvement in new business revenue and 29.9% or $235,909 increase in services revenue. The current quarter favorable variance recovered the Q2 unfavorable variance of approximately $391,000 and is another strong validation of the Company’s product offerings.

Net Revenue for the nine months ended July 31, 2009 and 2008 was $5,530,004 and $4,765,447, respectively.  Compared to the same period last year, the nine month favorable variance was $764,557 or 16.0%.  The positive variance is a direct result of the current quarter’s performance.

Gross Profit

Gross profit for the three months ended July 31, 2009 and 2008 was $1,112,604 and $769,261, respectively. The Gross profit was $343,343 more than the previous year - a 44.6% improvement. The favorable gross profit variance was due to the increase in net revenues.  Gross margins were 50.3% this quarter compared to 52.0% last year – a slight decrease of 1.7%. Due to the current negative economic climate, the Company has adapted its operations to this new reality in a manner that, despite the slight decrease in margin, its operations continue to operate effectively and efficiently producing very respectable margins.

Gross profit for the nine months ended July 31, 2009 and 2008 was $2,902,885 and $2,435,238, respectively.  Gross profit improved by $467,647 or 19.2% followed by a 1.4% improvement in the gross margin to 52.5% from 51.1% in 2008.  The Company’s year-to-date gross margin remained strong as the sales mix becomes increasingly weighted towards services.  Historically, the services business has produced higher margins.

Selling, General and Administrative

Selling, General and Administrative expenses for the three months ended July 31, 2009 and 2008 were $701,544 and $383,204, respectively. The unfavorable variance compared to the same quarter last year was mainly due to foreign currency fluctuations of approximately $204,000 and increased legal expenses of approximately $116,000.

For the nine months ended July 31, 2009 and 2008 Selling, General and Administrative expenses were $1,531,951 and $1,149,485, respectively. The year-to-date unfavorable variance was mainly due to the unfavorable variance incurred during the current quarter.

Research and Development

Research and development expenses for the three months ended July 31, 2009 and 2008 were $65,278 or 3.0% of revenue and $44,963 or 3.0% of revenue, respectively. The $20,315 variance was mainly due to onetime costs incurred for certain PMS integrations performed, hardware purchased for the R&D labs and increases due to higher human capital.

Research and development expenses for the nine months ended July 31, 2009 and 2008 were $154,684 or 2.8% of revenue and $134,506 or 2.8% of revenue, respectively. The $20,178 variance was mainly due to the variance incurred during the current quarter.

Income from operations

As a result of above, Income from Operations for the three months ended July 31, 2009 was $336,536 or 15.2% of net revenue, compared to $326,024 or 22.0% of net revenue for the three months ended July 31, 2008.

As a result of above, Income from Operations for the nine months ended July 31, 2009 was $1,183,910 or 21.4% of net revenue, compared to $1,103,026 or 23.1% of net revenue for the nine months ended July 31, 2008.

Other Income and Expense

The total other income and expense for the three months ended July 31, 2009 and 2008 was income of $4,465 and expense of $57,597, respectively.  The total other income and expense for the nine months ended July 31, 2009 and 2008 was income of $58,110 and expense of $124,568, respectively.

Interest income for the three months ended July 31, 2009 and 2008 was $0 and $2,129, respectively.  Interest income for the nine months ended July 31, 2009 and 2008 was $584 and $9,883, respectively.

Interest expense for the three months ended July 31, 2009 and 2008 was $1,702 and $60,596, respectively.  The decrease in interest expense is due primarily to the debentures being settled in full on January 23, 2009 (settlement date) thus reducing the interest burden this quarter. Interest expense for the nine months ended July 31, 2009 and 2008 was $28,611 and $150,436, respectively.

The gain of forgiveness of debt for the three and nine months ended July 31, 2009 was $6,167 and $86,137, respectively. For the three and nine months ended July 31, 2008 the amounts were $nil. The gain realized during the current quarter was as a result of settling in full of the interest bearing convertible note, whereas the gain realized during the nine months ended July 31, 2009 included the settling of the interest bearing note and the convertible debentures.

There was no derivative gain or loss for the three and nine months ended July 31, 2009. The derivative gain for the three and nine months ended July 31, 2008 was $870 and $15,985, respectively.  The derivative gain represented the decrease in the value of the 965,997 common stock warrants related to the debentures.  No such gain or loss was recorded as of July 31, 2009 as the value of the warrants was nil as of year end.

Net Income

The net income before income taxes for the three months ended July 31, 2009 was $341,001 or 15.4% of net revenue compared to $268,427 or 18.1% of net revenue during the three months ended July 31, 2008.  The Company recorded $48,028 in income tax expense during the three months ended July 31, 2009 compared to $69,282 in 2008.  Third quarter 2009 net income was $292,973 or 13.3% of net revenue compared to $199,145 or 13.5% of net revenue during 2008 representing an increase of $93,828.

The net income before income taxes for the nine months ended July 31, 2009 was $1,242,020 or 22.5% of net revenue representing an improvement of $263,562 or 26.9% compared to $978,458 or 20.5% of net revenue during the nine months ended July 31, 2008.  The Company recorded $314,553 in income tax expense during the nine months ended July 31, 2009 compared to $336,416 in 2008.  Nine month 2009 net income was $927,467 or 16.8% of net revenue compared to $642,042 or 13.5% of net revenue during 2008 representing an improvement of $285,425 or 44.5%.

Net Income (Loss) Per Common Share

For the three months ended July 31, 2009, the net income per common share basic was $0.01 and $0.00 fully diluted, compared to $0.00 Basic and $0.00 diluted for the three months ended July 31, 2008.  The basic and fully diluted weighted average shares for the third quarter of 2009 were 45,272,356 and 59,341,379, respectively.  The basic and fully diluted weighted average shares for the third quarter of 2008 were 44,285,141 and 66,539,983, respectively.

For the nine months ended July 31, 2009, the net income per common share basic was $0.02 and $0.02 fully diluted, compared to $0.01 Basic and $0.01 diluted for the nine months ended July 31, 2008.  The basic and fully diluted weighted average shares for the first nine months of 2009 were 45,075,689 and 59,505,600, respectively.  The basic and fully diluted weighted average shares for the first nine months of 2008 were 43,429,325 and 68,834,437, respectively.

Financial Condition

From inception to July 31, 2009, the Company has incurred an accumulated deficit of $4,936,354.  This loss has been incurred through a combination of professional fees and expenses supporting the Company’s plans for growth during the early stages of its business cycle along with a cumulative effect adjustment in fiscal year end 2005.  The Company has reported positive net income since Q2 2007.  During the nine months ended July 31, 2009, the Company has experienced organic growth resulting in an increase in net revenue of 16.0% and producing net income of 16.8%.

Up until 2005, operations have been primarily financed through debt and equity financing.   During the nine months ended July 31, 2009 the net increase in cash was $1,161,162 despite a cash outlay of approximately $807,500 in order to settle outstanding convertible debentures and a convertible note.  Total cash resources as of July 31, 2009 was $1,942,682 compared to $781,520 at October 31, 2008.

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

The Company's Liquidity Plan

Recent operating results have calmed concerns about our ability to generate cash flow from operations.  Net income for the nine months ended July 31, 2009 was $927,467 compared to $642,042 for the nine months ended July 31, 2008 and the operations provided $1,738,353 of cash compared to $474,926 for the nine months ended July 31, 2008.

During the nine months ended July 31, 2009, the Company has financed operations solely with cash generated through sales and the collection of its accounts receivable.

The Hotel Net LLC notes matured on January 1, 2007.  Four of the five notes were canceled and replaced with new notes that do not accrue interest and mature December 31, 2009.  The remaining note was settled in July 2009 for $87,500 resulting in a gain on forgiveness of debt of $6,167.  The new balance for notes payable at July 31, 2009 is $52,000 or $141,400 less than the 2008 balance of $193,400.

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

During the nine months ended July 31, 2009, we issued 375,000 shares of Common Stock 1) 75,000 shares to our directors valued at $9,000 and 2) 300,000 as payment for investor relations services valued at $54,000.

Off-Balance Sheet Arrangements

At July 31, 2009 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three and nine months ended July 31, 2009.   However, there can be no assurance our business will not be affected by inflation in the future.

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

We may be subject to indemnification obligations related to patent infringement suits brought by separate vendors in our industry against some of our customers.

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

If a third party asserts that we or our customers are infringing on its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, which could harm our business.

There is considerable patent and other intellectual property development activity in the networking field and public Internet access industry. Our success depends, in part, upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, own or claim to own intellectual property relating to our industry and may have substantially larger and broader patent portfolios than we do.  We expect that networking and public Internet access-related intellectual property, including ours, will be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products and breadth of services in different industry segments expands and overlaps. For example, as previously disclosed, we have been made aware that several companies providing public Internet access have been named in a lawsuit brought by a party claiming patent infringement.  We may be unaware of the intellectual property rights of others that may cover some or all of our technology, products or services. From time to time, third parties have claimed, and in the future may claim, that we or our customers are infringing their intellectual property rights, and we or our customers may be found to be infringing upon such rights. In this regard, we recently received correspondence alleging that our certain of our products infringe several of the patents of a competitor, a company that recently won a default judgment on the patent infringement claim involving another one of our competitors.  We believe we have meritorious defenses to these allegations.  Our counsel will be contacting counsel for the other party to discuss these allegations.  Responding to and defending against claims may cause us to incur significant expense and divert the time and efforts of our management and employees. Successful assertion of such claims could require that we pay substantial damages or ongoing royalty payments, prevent us from selling our products and services, damage our reputation, or require that we comply with other unfavorable terms, any of which could materially harm our business. In addition, we may decide to pay substantial settlement costs in connection with any claim or litigation, whether or not successfully asserted.

Litigation with respect to intellectual property rights in the networking and Internet access industries is not uncommon and can often involve patent holding companies who have little or no product revenue and against whom our own patents may provide little or no deterrence.  As our customers increasingly demand that we indemnify them broadly from all damages and losses resulting from intellectual property litigation against them, we may also be obligated to indemnify our customers or business partners in connection with any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be required to enter into royalty, license or other agreements. We may not be able to obtain these agreements on terms acceptable to us or at all. We may have to incur substantial cost in re-designing our products and services to avoid infringement claims. In addition, disputes regarding our intellectual property rights may dissuade potential customers from purchasing such products and services. As such, third-party claims with respect to intellectual property may reduce sales of our products and services, and may have a material and adverse effect on our business.

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

As of July 31, 2009, we had exercisable stock options outstanding to purchase 13,952,356 shares of common stock.  To the extent such options are exercised there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of July 31, 2009, a total of 11,599,334 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. As of February 15, 2008, Rule 144 was amended to provide that a person who is not affiliated with the issuer, holding restricted securities for a period of six months may thereafter sell those securities, if the issuer is current with its reporting requirements. Persons who are not affiliated with the issuer and who have held their restricted securities for at least one year are not subject to any limitations. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

On May 1, 2009, the company filed form 8-K with the SEC reporting an un-redacted version of the master license agreement dated January 19, 2007 between Superclick, Inc. and Hospitality Services Plus SA.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 26, 2009	Superclick, Inc.
/s/ Sandro Natale
Name: Sandro Natale
Title: President & CEO