Form 10-K
period 2009-10-31
SUPERCLICK INC
filed 2010-01-13
CIK 1104891

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended October 31, 2009 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No. 333-31238

SUPERCLICK, INC.
(Exact name of registrant as specified in its charter)

Washington	52-2219677
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The Registrant’s revenues for the year ended October 31, 2009 were $7,689,086.

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on December 24, 2009 (based on the closing sale price of US $0.12 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $4,832,271. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding on December 24, 2009 was 45,312,251.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION		PAGE

Forward-Looking Statements		1

PART I

Item 1	Business	1
Item 1A	Risk Factors	4
Item 2	Properties	10
Item 3	Legal Proceedings	10
Item 4	Submission of Matters to a Vote of Security Holders	10

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer purchases of Equity Securities	11
Item 6	Selected Financial	15
Item 7	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	22
Item 8	Financial Statements and Supplementary Data	22
Item 9	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	22
Item 9A	Controls and Procedures	23

PART III

Item 10	Directors, Executive Officers and Corporate Governance	24
Item 11	Executive Compensation	26
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	30
Item 13	Certain Relationships and Related Transactions,
	and Director Independence	31
Item 14	Principal Accounting Fees and Services	31

PART IV

Item 15	Exhibits, financial Statement Schedules	32

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

ITEM 1 DESCRIPTION OF BUSINESS

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

BUSINESS

Superclick provides IP-based data management solutions via its SIMS™  (“Superclick Internet Management System”) supported by a 24/7/365 customer support center to the hospitality market. SIMS™ is Linux-based software, typically referred to as Visitor-Based Networking (VBN) software, which manages the provisioning, and administration of Internet access over private and local area networks (“LANS”).

We market and install SIMS™ as part of a turnkey hardware and software deployment for our customers and also provide guest service support through our 24/7/365 helpdesk. SIMS™ is typically deployed with hardware, which provides High Speed Internet Access (HSIA) via Ethernet, DSL, WiFi or in combination. Our SIMS™ platform has been successfully deployed in approximately 575 hotels throughout North America, Europe and the Caribbean.

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

We have many competitors that contend for the same customers. They are competent, experienced and range in size from several hundred of thousands of dollars in annual revenue to several million of dollars in annual revenue. Many of our competitors also have significantly greater resources than we do. Approximately 50% of our revenue is based on one time installation type sales and we continue to look at ways to improve our recurring revenue model through service and customer support. We have achieved a level of trust with each of our clients that is comfortable, but not secure. We recognize that our niche areas are desirable to other professional service firms, and we continuously seek to improve within these niches rather than expanding to new areas.

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

We may be subject to indemnification obligations to our customers related to patent infringement suits brought by separate vendors in our industry against some of our customers.

We have been made aware that several companies providing public Internet access have been named in a lawsuit brought by a party claiming patent infringement. We have not been named in this action, although some companies that have been named are our customers. We have provided indemnification in our service contracts to several of these customers. We believe that it is too early to determine whether we have any exposure, but we have retained and consulted legal counsel to maintain a vigilant and proactive posture. We are actively discussing with our counsel ways that we can limit our potential liability. We are not defendants to this suit, nor have we retained litigation counsel on the matter. We will continue to monitor the situation. If we are named in the suit, it will require us to incur legal expenses, which will have a negative impact on our profitability. This in turn, may have a negative impact on our stock price.

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

A third party has asserted that we and our customers are infringing on its intellectual property. Whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, which could harm our business.

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

We have been named in a complaint by a competitor alleging that we and our customers are infringing on certain of its patents.

We believe we have meritorious defenses to these allegations.  Our counsel has contacted counsel for the other party to discuss these allegations.  Responding to and defending against claims may cause us to incur significant expense and divert the time and efforts of our management and employees. Successful assertion of such claims could require that we pay substantial damages or ongoing royalty payments, prevent us from selling our products and services, damage our reputation, or require that we comply with other unfavorable terms, any of which could materially harm our business. In addition, we may decide to pay substantial settlement costs in connection with any claim or litigation, whether or not successfully asserted.

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

We have limited assets available to rely upon for adjusting to business variations and for growing new businesses. Should we look for new funding to assist in the acquisition of other profitable businesses, it is uncertain whether such funds will be available. If we are to grow and expand our operations, we will need to raise significant amounts of additional capital. There can be no assurance that we will be successful in raising a sufficient amount of additional capital, or if we are successful, that we will be able to raise capital on reasonable terms. If we do raise additional capital, our existing shareholders may incur substantial and immediate dilution.

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

Shareholders may suffer dilution upon the exercise of outstanding options.

As of October 31, 2009, we had exercisable stock options outstanding to purchase 13,852,356 shares of common stock.  To the extent such options are exercised there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of October 31, 2009, a total of 10,299,344 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. As of February 15, 2008, Rule 144 was amended to provide that a person who is not affiliated with the issuer, holding restricted securities for a period of six months may thereafter sell those securities, if the issuer is current with its reporting requirements. Persons who are not affiliated with the issuer and who have held their restricted securities for at least one year are not subject to any limitations. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

ITEM 2 PROPERTIES

Our research and development activities and administrative offices are located in Montreal, Quebec, Canada.  Superclick, Inc. does not own any real property. The following information presents certain information about our leased properties:

	Approximate	Date Current
Location	Square Feet	Expires	Monthly Rent

10222 St-Michel Boulevard	5,900 sq. ft.	Sept. 30, 2014	US$	4,695
Suite 300 Montreal, Quebec
CANADA H1H 5H1

ITEM 3
LEGAL PROCEEDINGS

Subsequent to year end the Company was named as a defendant by Nomadix, Inc. in a complaint for patent infringement of certain U.S. patents.  The matter has just been brought forth and is early in its process and it is not possible to reasonably determine the outcome of this complaint. The Company has been monitoring this situation closely and believes it has meritorious defenses to the claims. Accordingly, it is not possible, to assess whether or not the Company needs to reserve for a potential settlement.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC Bulletin Board under the symbol "SPCK.OB". The following table lists the high and low closing price for our common stock as quoted on the OTC Bulletin Board during each quarter within the last two fiscal years.

These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

2008	Low	High

First Quarter	$.12	$.19
Second Quarter	$.09	$.17
Third Quarter	$.10	$.20
Fourth Quarter	$.08	$.14

2009

First Quarter	$.03	$.13
Second Quarter	$.08	$.17
Third Quarter	$.11	$.18
Fourth Quarter	$.09	$.15

On December 24, 2009, the closing price was $0.12 for our stock.

Holders

Excluding equity held through CEDE, there are approximately one thousand one hundred ninety-five (1,195) holders of record of common equity as of December 14, 2009

Dividends

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

During the year ended October 31, 2005, the Board of Directors authorized an increase in the shares allotted under the plan to 3,500,000 shares.

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

During the year ended October 31, 2009, 100,000 options were canceled and none were granted or exercised.

The following table summarizes the Company's stock option activity for the year ended October 31, 2009:

	2009
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	13,952,356	$0.075
Granted	-	-
Forfeited	(100,000)	0.050
Exercised	-	-
Outstanding at end of year	13,852,356	0.075

Options exerciseable at year end	13,852,356

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

Common Stock

Private Placement and Warrant Activity

In August of 2005, we issued $2,250,000 of convertible debentures with 965,997 warrants attached.  These warrants were canceled pursuant to a settlement agreement dated January 23, 2009 whereby the Company made a $726,079 settlement payment in full satisfaction of our outstanding debentures.

Stock Issued for Debt Repayment

During the year ended October 31, 2008, the Company issued 1,996,585 shares of common stock, including 1,846,182 shares in exchange for $200,135 of debenture principle and 150,403 shares of in exchange for $16,342 of accrued interest related to our debentures.

During the year ended October 31, 2009, the Company did not issue any stock in repayment of debt.

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

During the year ended October 31, 2009, the Company issued 75,000 shares of common stock in exchange for director services.  The shares were issued for services performed in fiscal year 2008 which expense of $9,000 was recognized in our fiscal year ending October 31, 2008.  Also, the Company issued 300,000 irrevocable restricted shares of common stock in exchange for investor relations services valued at fair market value of $0.18 per share or $54,000.

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

During the year ended October 31, 2009, 100,000 options were canceled, and none were granted or exercised.

Warrants

At October 31, 2009 the Company had no warrants outstanding.  The 965,997 warrants related to the convertible debentures which entitled the holder thereof the right to purchase one common share for each warrant were canceled as a result of the debenture settlement.  No other warrant activity occurred during 2009.

ITEM 6
SELECTED FINANCIAL DATA

Smaller reporting companies:

A registrant that qualifies as a smaller reporting company, as defined by §229.10(f)(1), is not required to provide the information required by this Item.

ITEM 7
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

Overview

We derive the majority of our revenue from the installation of our Superclick Internet Access Management System (SIMS™) and from revenue generated from our call center. Support fees are tied to the number of rooms serviced in a client’s property. Due to our reliance on installations, variations in revenue levels may cause fluctuations in quarterly results.   Factors such as a client's commitment to providing internet access to their guests, general economic and industry conditions and other issues could affect our revenue and earnings.

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

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

When accounting for Uncertainty in Income Taxes, first, the tax position is evaluated to determine the likelihood that it will be sustained upon external examination.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company underwent a change of control for income tax purposes on October 8, 2003 according to Section 381 of the Internal Revenue Code.  The Company's utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Results of Operations

Twelve Months Ended October 31, 2009 and 2008

Revenue

During the year ended October 31, 2009, revenue increased $926,219 or 13.7% to $7,689,086 compared to $6,762,867 for the year ended October 31, 2008.  The favorable sales variances were incurred in both revenue streams.  Compared to the previous year, net service revenue which includes installation revenue increased 4.4% to $3,924,024 and services revenue which includes guest support services increased 25.3% to $3,765,062. The Superclick solution continues to receive strong validation from new clients and existing clients.  Along with year over year increases in net sales, the Company was able to secure support contracts not only with new customers but successfully renew services with existing clients.

Gross Profit

Gross profit for the year ended October 31, 2009 increased by $629,130 or 18.8% to $3,973,858 compared to $3,344,728 for the year ended October 31, 2008.  Gross margin for the current year was 51.7% compared to 49.5% the previous year.  Gross profit outperformed sales growth as revenue increased 13.7% but the gross profit increased 18.8%. The Company continues to deploy and service new and existing installations in a manner that is both effective and efficient resulting in continued strength in margins.  All deployments are supervised by our own team of engineers, minimizing the need for outsourced services which has proven to be efficient.  The Company owns and operates its own call center, which is located in Montreal, hence retaining full control over margins.

Selling, General and Administrative

For the years ended October 31, 2009 and 2008, selling, general and administrative expenses were $1,868,656 and $1,258,848, respectively.  The $609,808 or 48.4% increase in SG&A was primarily due to losses resulting from a decrease in the value of the US dollar relative to the Canadian dollar ($518,349) and increases in other various costs.

Research and Development

For the years ended October 31, 2009 and 2008, research and development expense was $217,211 and $183,408, respectively.  The $33,803 or 18.4% year-over-year increase was mainly due to increases in human resources to further solidify our solutions.

Income from operations

Income from operations for the year ended October 31, 2009 was $1,845,665 or 24.0% of net revenue compared to $1,840,843 or 27.2% of net revenue for the year ended October 31, 2008, a $4,822 or 0.3% increase.

Other Income and Expense

Interest income for the years ended October 31, 2009 and 2008 was $584 and $12,323, respectively.

Interest expense for the years ended October 31, 2009 and 2008 was $31,689 and $162,623, respectively.  Interest expense represents interest incurred on the debenture and on a note payable to one of the former shareholders of Hotel Net LLC.  The decrease in interest expense is due to only one month of debenture interest in 2009 compared to 12 months in 2008.  All debt has been paid as of October 31, 2009.

During the years ended October 31, 2009 and 2008, the Company recognized a gain on the forgiveness of debt of $89,297 and $8,846, respectively.  $79,970 of the current year’s gain was the result of a negotiated decrease in repayment amount for the debenture in exchange for the settlement of the balance.  The remainder of the gain was due to a reduction in the amounts agreed to be paid on three Hotel Net notes in exchange for early settlement.

During the years ended October 31, 2009 and 2008, we recognized a derivative gain of $0 and $17,963, respectively, related to the warrants which were issued in connection with the convertible debentures.  The warrants were canceled when the debenture was paid in January 2009.

Total other income and expense for the year ended October 31, 2009 was income of $58,192 compared to expense of $123,491 the previous year.

Net Income

The net income before income taxes for the year ended October 31, 2009 was $1,903,857 or 24.8% of net revenue representing an improvement of $186,505 or 10.9% compared to $1,717,352 or 25.4% of net revenue during the year ended October 31, 2008.  The Company recorded $611,732 in income tax expense during the year ended October 31, 2009 compared to $157,175 in 2008.  As a result, net income for the year ended October 31, 2009 was $1,292,125 or 16.8% of revenue and $268,052 or 17.2% lower compared net income of $1,560,177, or 23.1% of revenue for 2008.

Net Income (Loss) Per Common Share

For the years ended October 31, 2009, the net income per common share basic was $0.03 and $0.02 fully diluted, compared to $0.04 basic and $0.02 fully diluted for the year ended October 31, 2008.  The basic and fully diluted weighted average shares for the current fiscal year end was 45,134,205 and 58,986,561, respectively.  The basic and fully diluted weighted average shares for the year ended October 31, 2008 was 43,795,492 and 74,879,672, respectively.

FINANCIAL CONDITION

From inception to October 31, 2009, we have incurred an accumulated deficit of $4,595,719.  This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as past operating losses.  However, in the current year we have experienced organic growth resulting in a larger customer base.  Net revenue has grown 13.7% producing a net profit margin after taxes of 16.8%.

From inception through 2007, we financed our operations primarily through debt and equity financing.  However, during the past two fiscal years we have repaid all prior debts and financed our operations through operating earnings.  During the year ended October 31, 2009 we had a net increase in cash of $1,410,538.  Total cash resources as of October 31, 2009 was $2,192,058 compared with $781,520 at October 31, 2008.

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

The Company's Liquidity Plan

The Company generates cash flow from operations. Net income for the year ended October 31, 2009 was $1,292,125 compared to $1,560,177 for the year ended October 31, 2008 and the operations provided $2,009,223 of cash compared to $771,728 for the year ended October 31, 2008.

During the year ended October 31, 2009 and 2008, the Company financed operations solely with cash generated through sales and the collection of its accounts receivable.

The Hotel Net LLC notes matured on January 1, 2007.  Four of the five notes were canceled and replaced with new notes that did not accrue interest and mature December 31, 2009.  The remaining note was renegotiated down in exchange for being paid off.  During 2009, the Company paid $203,317 in satisfaction of all Hotel Net note holders. All notes have been paid in full as at October 31, 2009.

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

On January 23, 2009, the Company made a $726,079 settlement payment in full satisfaction of all outstanding debentures.  This payment was in addition to other principle payments of $41,588 made during the quarter.  The holder of our debentures accepted 90% of the outstanding principle and interest in full satisfaction resulting in a gain to the Company of $79,970.

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

Off-Balance Sheet Arrangements

At October 31, 2009 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

Operating lease obligations:  Operating lease obligations consist of office rental commitment for our offices in Montréal, Québec, Canada.   On October 1, 2009 we renewed a lease for office space in Montréal.  The lease extends through September 30, 2014 at a rate of $4,695 per month.

At October 31, 2009, our contractual obligations under this lease were as follows:

2010	$56,340
2011	56,340
2012	56,340
2013	56,340
2014 and thereafter	51,645
$277,005

Item 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Rates

A majority of our revenue, expense, and capital purchasing activities are transacted in and exposed to the Canadian dollar and changes in the currency exchange rate.  We do not use derivative financial instruments to manage currency exchange rate risk.  Realized gains and losses resulting from the settlement of accounts in the foreign currency are recorded to operating income during the period incurred with changes due to conversion of the financial statements of our Canadian subsidiary are recorded to shareholder’s equity.  During the year ended October 31, 2009 and 2008, the Company realized a loss of $240,483 and a gain of $277,866, respectively or a net gain over the past two years of $37,383 related to the settlement of accounts in foreign currency.  Based on the historical realized gain, and favorable exchange rate trends, management does not intend to initiate a hedging program.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the year ended October 31, 2009.   However, there can be no assurance our business will not be affected by inflation in the future.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is submitted as a separate section of this Form 10-K. See CONSOLIDATED FINANCIAL STATEMENTS AND NOTES.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

There were no reportable events of the type described in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 9A
CONTROLS AND PROCEDURES

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this report.

PART III

ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In Compliance With Section 16(a) Of The Exchange Act As of October 31, 2009, our executive officers, directors and key employees, their positions and their ages are as follows:

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position

Todd M. Pitcher	41	Chairman of the Board

Sandro Natale	40	CEO, President and Director

Jean Perrotti	47	CFO and Principal Accounting Officer

Paul Gulyas	53	Director

George Vesnaver	52	Director

Ronald A. Fon	42	Director

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

GEORGE VESNAVER – Mr. Vesnaver has been a Director of our company since August, 2004. Mr. Vesnaver is currently Vice-President of Sales and a Partner of Zinc Solutions based in Montreal where he oversees innovative software development and infrastructure projects. Mr Vesnaver brings over 25 years experience in building IT businesses that specialize in the delivery of IT Professional Services and Software based solutions.   Prior to Zinc Solutions, Mr. Vesnaver held numerous senior positions at Hewlett Packard including Director of Sales for its Canadian Software Business Unit as well as Director World Wide Sales for HP's Software Automation business.  Mr. Vesnaver holds a bachelor’s degree in electrical engineering from Concordia University and an MBA in international business and finance from McGill University.

PAUL GULYAS - Director. Mr. Gulyas has been a director of the Company since 2004. He has more than 32 years of diverse industrial experience in IT systems and products. He is currently responsible for IBM's new data center networking business in Canada. Previously, he was President of IOTA Information Management and is a founding partner of the consulting firm
TACTexe Inc. Mr. Gulyas has a BSc in Physics from McMaster University in Hamilton Ontario.

RONALD A. FON - Director.  Mr. Fon has been a director for the Company since 2009.  Mr. Fon is a founder and principal of Optimus Asset Management Inc., a money management firm specializing in early stage venture capital based in Montreal, Quebec.  He has served as Director of numerous investment funds and early stage companies. Mr. Fon holds a B.A. (Honors) from McGill University in Montreal and has attended graduate school at the University of Western Ontario in London, Ontario.

16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended October 31, 2009.

ITEM 11
EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2009 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of Superclick, Inc. received compensation in excess of $100,000 during fiscal year 2009.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Sandro Natale,	2009	$149,603	$139,350
CEO	2008	$178,786	—	—	—	—	—	—
	2007	$150,259	—	—	—	(900,000)	—	—
Jean Perrotti,	2009	$132,506	$34,195
CFO	2008	$117,692	$29,198	—	—	—	—	—
	2007	$109,008	$27,252	—	—	(600,000)	—	—

OPTIONS AND STOCK APPRECIATION RIGHTS

During the year ended October 31, 2009 no options or stock appreciation rights were granted.

The Company has recorded option compensation expense of $767,017 from inception through October 31, 2009.

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

During the year ended October 31, 2009, the Company issued 75,000 shares of common stock in exchange for director services.  The shares were issued for services performed in fiscal year 2008 which expense of $9,000 was recognized in our fiscal year ending October 31, 2008.

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total

Paul Gulyas	13,080	3,000	-	-	-	249	$16,329
George Vesnaver	13,037	3,000	-	-	-	167	$16,204
Todd Pitcher	-	-	-	-	-	-	$0
Ronald A. Fon	7,352	-	-	-	-	348	$7,700
Wendy Borow-Johnson	-	3,000	-	-	-	-	$3,000
Total	$33,469	$9,000	$0	$0	$0	$764	$43,233

From inception through October 31, 2009, the Company has issued 2,569,772 shares to our directors under this stock incentive plan.

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

During the year ended October 31, 2009 100,000 options were canceled.  As of October 31, 2009, the Company had 13,852,356 outstanding options all of which were exercisable.  The value to the company of the exercisable options based on their actual strike prices is $1,040,553.

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

EMPLOYMENT AGREEMENTS

SANDRO NATALE - Mr. Natale's employment with us is governed by an employment agreement entered into between he and Superclick, Inc. The agreement provides for term of employment that may be extended for additional one (1) year periods.  Mr. Natale was entitled to receive a base salary equal to CDN $175,000 plus bonus based on certain thresholds being met.

JEAN PERROTTI Mr. Perrotti's employment with us is governed by an employment agreement entered into between he and Superclick, Inc. The agreement provides for term of employment that may be extended for additional one (1) year periods.  Mr. Perrotti was entitled to receive a base salary equal to CDN $155,000 plus bonus based on certain thresholds being met.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 31, 2009, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group.  The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.  Unless otherwise indicated, the address of each of the following persons is 10222 St-Michel Blvd., Suite 300 Montreal, Quebec, H1H 5H1.

Name	Shares Beneficially Owned	Percent of Class
Sandro Natale (Canada)	6,589,430	11.14%

Jean Perrotti (Canada)	2,400,000	4.06%

Todd M. Pitcher	828,359	1.40%

George Vesnaver (Canada)	574,882	*

Paul Gulyas (Canada)	551,782	*

Ronald A. Fon (Canada)	100,000	*

All Officers and Directors as a Group	11,044,453	18.67%

(*) means less than 1.0%

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

Mr. Pitcher, Chairman of our company, provides consulting services to us in exchange for monthly compensation of $5,000 plus related expenses.  Mr. Pitcher is also President of Comprehensive Communications LLC who provides us with business services support.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for professional services rendered by Bedinger & Company for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2009 were $62,990.  Additionally, Bedinger & Company has charged $5,000 for tax preparation services for fiscal year 2009.

(2) Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Bedinger & Company for fiscal years 2009.

(3) Audit Work Attributed to Persons Other than Bedinger & Company’s Full-time, Permanent Employees.

Not applicable.

ITEM 15
EXHIBITS LISTS AND REPORTS ON FORM 8-K.

The following exhibits filed as part of this Form 10-K include both exhibits submitted with this Report and those incorporated by reference to other filings:

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

13.1 Annual report to shareholders for the fiscal year ended October 31, 2008 (Incorporated by reference filed as form 10KSB on January 20, 2009).

13.2 Quarterly report to shareholders for quarter ended January 31, 2009 (Incorporated by reference filed as form 10QSB on March 16, 2009).

13.3 Quarterly report to shareholders for quarter ended April 30, 2009 (Incorporated by reference filed as Form 10QSB on June 9, 2009).

13.3 Quarterly report to shareholders for quarter ended July 31, 2008 (Incorporated by reference filed as Form 10QSB on September 15, 2009).

17.1 Resignation of Wendy Borow Johnson from the Company's board of directors (Incorporated by reference filed with the Company’s 8-K on February 19, 2009).

20.2 Annual financial update via conference call (Incorporated by reference filed with the Company’s Form 8-K on March 17, 2009).

20.3 Annual Shareholder Meeting presentation (Incorporated by reference filed with the Company’s Form 8-K on April 1, 2009).

20.4 Quarterly financial update via press release (Incorporated by reference filed with the Company’s Form 8-K on March 17, 2009).

20.5 Quarterly financial update via press release (Incorporated by reference filed with the Company’s Form 8-K on September 17, 2009).

20.6 Master Software License and Services Agreement with Hospitality Services Plus SA (Incorporated by reference filed with the Company’s 8-K on May 1, 2009).

23.1 Consent of Independent Public Accountant, dated January 8, 2010

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

Date: January 8, 2010	Superclick, Inc.

By: /s/ Sandro Natale
Sandro Natale
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Sandro Natale, January 8, 2010
Sandro Natale, Chief Executive Officer

/s/ Jean Perrotti, January 8, 2010
Jean Perrotti, Chief Financial Officer and Principle Accounting Officer

BOARD OF DIRECTORS

/s/ Todd M. Pitcher	Chairman and Secretary	January 8, 2010
Todd M. Pitcher

/s/ Sandro Natale	Director	January 8, 2010
Sandro Natale

/s/ Paul Gulyas	Director	January 8, 2010
Paul Gulyas

/s/ George Vesnaver	Director	January 8, 2010
George Vesnaver

SUPERCLICK, INC.

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2009 AND 2008

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statement of Stockholders’ Equity	F-4

Consolidated Statements of Comprehensive Income (Loss)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to the Financial Statements	F-7-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Superclick, Inc.

We have audited the accompanying consolidated balance sheet of Superclick, Inc. (the “Company”), as of October 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for the years ended October 31, 2009 and October 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superclick, Inc. as of October 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for the years ended October 31, 2009 and October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Bedinger & Company
Certified Public Accountants
Concord, California
December 21, 2009

SUPERCLICK, INC.
Consolidated Balance Sheets
	October 31,	October 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$2,192,058	$781,520
Accounts receivable, net (Notes A&B)	1,481,814	2,142,205
Tax refund receivable (Note N)	5,279	48,269
Deferred tax asset (Note N)	-	78,556
Inventory (Note C)	73,276	330,298
Prepaid expenses	31,498	20,139
TOTAL CURRENT ASSETS	3,783,925	3,400,987
Property and Equipment, net (Note D)	126,989	153,397
TOTAL ASSETS	$3,910,914	$3,554,384

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note E)	$801,290	$764,646
Income taxes payable (Note F)	330,718	84,220
Deferred revenue (Note G)	1,184,537	1,643,665
Loans payable	-	12,626
Notes payable (Note H)	-	193,400
Convertible debentures (Note l)	-	841,558
TOTAL CURRENT LIABILITIES	2,316,545	3,540,115

TOTAL LIABILITIES	2,316,545	3,540,115

Commitments (Note J)	-	-

STOCKHOLDERS' EQUITY (Note K)
Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 45,312,251 and 44,937,251 at October 31, 2009 and 2008, respectively.	27,729	27,504

Common stock payable	-	18,000
Additional paid-in capital	6,123,489	6,060,714
Accumulated deficit	(4,595,719)	(5,863,820)
Accumulated other comprehensive income (loss) (Cumulative translation adjustment)	54,010	(212,989)
Treasury Stock	(15,140)	(15,140)
TOTAL STOCKHOLDERS' EQUITY	1,594,369	14,269
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,910,914	$3,554,384

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations
Years Ended October 31, 2009 and 2008
	Year Ended
	October 31,
	2009	2008
Revenue
Net Sales	$3,924,024	$3,756,874
Services	3,765,062	3,005,993
Net revenue	7,689,086	6,762,867
Cost of goods sold	3,715,228	3,418,139
Gross profit	3,973,858	3,344,728

Costs and Expenses
Selling, general & administrative	1,868,656	1,258,848
Research & development	217,211	183,408
Depreciation	42,326	61,629
Total costs and expenses	2,128,193	1,503,885

Income from operations	1,845,665	1,840,843

Other Income and (Expense)
Interest income	584	12,323
Interest expense	(31,689)	(162,623)
Gain on forgiveness of debt	89,297	8,846
Derivative gain (loss)	-	17,963
Total other income (expense)	58,192	(123,491)
Net income before income taxes	1,903,857	1,717,352
Income taxes	(611,732)	(157,175)
Net income	$1,292,125	$1,560,177

Net income per common share:
Basic	$0.03	$0.04
Diluted	$0.02	$0.02
Weighted average common shares outstanding:
Basic	45,134,205	43,795,492
Diluted	58,986,561	74,879,672

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
Years Ended October 31, 2009 and 2008
					Deficit
					Accumulated	Accumulated
	Common Stock			Additional	During the	Other		Total
	Number of			Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Payable	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2007	41,816,544	$25,631	$31,332	$5,754,632	$(7,423,997)	$(31,902)	$(15,140)	$(1,659,444)

Shares issued during the period:
Shares issued for services	384,122	230.00	(1,832)	54,247				52,645
Shares issued for interest payable	150,403	90.00		16,252				16,342
Shares issued for retirement of convertible debentures	1,846,182	1,108.00		199,027				200,135
Stock options exercised	740,000	445.00	(11,500)	36,556				25,501
Stock subscriptions receivable								-
Foreign Currency Translation Adjustment						(181,087)		(181,087)
Net profit					1,560,177			1,560,177
BALANCES October 31, 2008	44,937,251	$27,504	$18,000	$6,060,714	$(5,863,820)	$(212,989)	$(15,140)	$14,269

Shares issued during the period:
Shares issued for services	375,000	225.00	(18,000)	62,775				45,000
Other					(24,023)			(24,023)
Foreign Currency Translation Adjustment						266,999		266,999
Net profit					1,292,125			1,292,125
BALANCES October 31, 2009	45,312,251	$27,729	$-	$6,123,489	$(4,595,719)	$54,010	$(15,140)	$1,594,369

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income
Years Ended October 31, 2009 and 2008

	Year Ended
	October 31,
	2009	2008

Net earnings	$1,292,125	$1,560,177

Other comprehensive income Foreign currency translation adjustment	266,999	(181,087)

Net comprehensive income	$1,559,124	$1,379,090

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows
Years Ended October 31, 2009 and 2008
	Years Ended
	October 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,292,125	$1,560,177
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	42,325	61,629
Stock issued for services	54,000	52,645
Derivative gain on warrants issued with debentures	-	(17,963)
Stock issued for accrued interest	-	16,342
Gain on forgiveness of debt	(89,297)	-
Deferred taxes	17,461	(21,368)
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	722,152	(1,689,390)
Other receivables	3,577	31,164
Prepaid expenses	(7,173)	(1,954)
Inventory	287,225	(211,529)
Accounts payable and accrued expenses	(264,537)	281,654
Accrued payroll	63,467	84,103
Income taxes payable and receivable	326,180	76,045
Deferred revenue	(438,282)	550,173
CASH PROVIDED BY OPERATING ACTIVITIES	2,009,223	771,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	-	(14,042)
CASH (USED) FOR INVESTING ACTIVITIES	-	(14,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(203,317)	(107,583)
Repayment of convertible debenture	(761,588)	(479,953)
Stock options exercised	-	37,000
CASH (USED) FOR FINANCING ACTIVITIES	(964,905)	(550,536)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	366,220	(215,221)
NET INCREASE (DECREASE) IN CASH	1,410,538	(8,071)
CASH, beginning of period	781,520	789,591
CASH, end of period	$2,192,058	$781,520

Interest paid	$22,503	$123,498
Taxes paid	$137,622	$2,888

Other non-cash investing and financing activities:
Shares issued for services	$54,000	$52,645
Shares issued for accrued interest	$-	$16,342
Shares issued for debt principle	$-	$200,135

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization (Continued)

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Long-lived assets
Accounting for the Impairment or Disposal of Long-Lived Assets requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may not be recovered.  The Company assesses recoverability of the carrying value of an asset by estimating the fair value of the asset.  If the fair value is less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  The Company has never recognized an impairment charge.

Revenue recognition policy
Revenue from the sale of Internet high speed connection equipment and installation is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is considered to have occurred after the delivery and installation of the equipment to the customer.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Shipping and handling costs
The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising
The Company expenses all advertising as incurred.  For the years ended October 31, 2009 and 2008, the Company incurred approximately $38,125 and $72,441, respectively in marketing and advertising expense.

Earnings per common share
The Company reports both basic and diluted earnings (loss) per share.  Basic loss per share is calculated using the weighted average number of common shares outstanding in the period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the “treasury stock” method and convertible securities using the “if-converted” method.

Issuance of common stock
The issuance of common stock for other than cash is recorded by the Company at management’s estimate of the fair value of the assets acquired or services rendered.

Income taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on differences between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition.  In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income taxes (Continued)
The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax provisions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.  Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recent Accounting Pronouncements

On July 1, 2009, the FASB officially launched the FASB ASC 105 - Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 –The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements (Continued)
In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events.”  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the third quarter of 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in NoteQ, Subsequent Events.

In April 2009, the FASB issued an update to FASB ASC 820, “Fair Value Measurements and Disclosures,” related to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  The update also reaffirms the objective of fair value measurement, as stated in FASB ASC 820, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  The Company adopted this Statement in the second quarter of 2009 without significant financial impact.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements (Continued)
In April 2009, the FASB ASC 320, “Investments – Debt and Equity,” amends current other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold.  Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses, and credit losses.  The Company adopted this Statement in the second quarter of 2009 without significant impact to our financial statements.

In April 2009, the FASB issued an update to FASB ASC 825, “Financial Instruments,” to require interim disclosures about the fair value of financial instruments.”  This update enhances consistency in financial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of FASB ASC 825. The Company adopted this update in the second quarter of 2009 without significant impact to the financial statements.

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations,” that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies.  This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination.  The Company adopted this Statement in the second quarter of 2009 without significant impact to the financial statements.

In November 2008, EITF issued new guidance under FASB ASC 350, “Intangibles – Goodwill and Other on accounting for defensive intangible assets.”  The new guidance applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining or using the asset (a defensive asset).  This guidance was adopted by the Company in November 2009 without impact to the financial statements.

In May 2008, the FASB issued an update to FASB ASC 470, “Debt,” with respect to accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement.  This update applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB ASC 815, “Derivatives and Hedging.”  Additionally, this update specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost recognized in

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements (Continued)
subsequent periods. The update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not currently have any debt instruments for which this update would apply.  This update was adopted in November 2008 without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009.  The Company adopted this SFAS in the first quarter of 2009.

In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners.  This update is effective for the Company as of January 1, 2009.  The Company adopted this update in November 2008 without significant impact on the consolidated financial position, results of operations, and disclosures.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers.  For the year ended October 31, 2009, two customers individually accounted for 53% (41% and 12%) of accounts receivable.  For the year ended October 31, 2008, two customers individually accounted for 41% (22% and 19%) of accounts receivable.

During the year ended October 31, 2009, no customer accounted for more than 10% of sales.  During the year ended October 31, 2008, the Company’s largest customer accounted for 10% of sales.

For the year ended October 31, 2009 and 2008, approximately 34% and 31%, respectively of the Company's net sales were made to customers outside the United States.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of credit risk (Continued)
The Company has been dependent on third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment.  For the years ended October 31, 2009 and 2008, the Company’s three and two largest supplier(s) accounted for 83% (38%, 30% and 15%) and 63% (38% and 25%) of product and service purchases, respectively.  The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms.

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

Accounting for Share-Based Compensation
The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.  We use the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees.  In calculating this fair value, there are certain assumptions that we use consisting of the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate.  The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Foreign Currency Translation
The financial statements of the Canadian Subsidiary are measured using the Canadian dollar as the functional currency.  Assets, liabilities and equity accounts of the company are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account.  Revenues and expenses are translated at average rates of exchange in effect throughout the year.  The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.  The financial statements are presented in United States of America dollars.

Research and development
Expenses related to present and future products are expensed as incurred.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance of $1,481,814 as of October 31, 2009 is reported net of an allowance for doubtful accounts of $44,806.  The accounts receivable balance of $2,142,205 as of October 31, 2008 is reported net of an allowance for doubtful accounts of $55,974.

NOTE C - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method.   The following table represents the major components of inventory at October 31, 2009 and 2008:

	2009	2008
Computer equipment	$113,848	$350,912
Allowance for obsolete inventory	(40,572)	(20,614)

Inventory, net	$73,276	$330,298

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2009 and 2008:

	2008	2007
Computer hardware	$205,834	$182,298
Furniture & fixtures	145,052	128,466
Computer software	97,722	86,548
Leasehold improvements	32,599	28,871
Fabrication mold and dye	21,116	18,701
	502,323	444,884
Accumulated depreciation	(375,334)	(291,487)
Fixed assets, net	$126,989	$153,397

Depreciation expense for the years ended October 31, 2009 and 2008 was $42,325 and $61,629, respectively.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE E – ACCOUNTS PAYABLE

Accounts payable and accrued expenses at October 31, 2009 consisted of $333,826 in trade payables, $164,980 of customer over payments, $25,762 related to professional fees and $276,722 of accrued payroll, of which $101,184 and $56,612 are due to the CEO and CFO, respectively.

Accounts payable and accrued expenses at October 31, 2008 consisted of $507,559 in trade payables, $48,840 related to professional fees, $15,039 of accrued interest and $193,208 of accrued payroll of which $42,614 and $45,517 are due to the CEO and CFO, respectively.

NOTE F – INCOME TAXES PAYABLE

As of October 31, 2009, $330,718 was accrued for income taxes payable to the Canadian and Provincial taxing authorities.  The Company recorded a provision for income taxes of $611,732 for the year ended October 31, 2009 based on a combined Federal and Provincial tax rate of 32%.   The Company updates the estimate of its annual effective tax rate at the end of each quarterly period.  The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws and the possible outcomes of current and future audits.

NOTE G – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed.  As of October 31, 2009, the deferred revenue balance of $1,184,537 consisted of 1) $914,739 related to support and maintenance for multiple customers; 2) $174,985 related to the sale of a master license agreement which commenced August 2007 and is being amortized over its term of thirty six (36) months; and 3) $94,813 related to customer deposits for future hardware installations.

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE H – NOTES PAYABLE

Notes payable, was $0 as of October 31, 2009 compared to $193,400 as of October 31, 2008.  During the year ended October 31, 2009, the Company settled five notes outstanding to the former shareholders of Hotel Net LLC and paid $203,317 in principle and interest and recorded a gain on forgiveness of debt of $9,327.

During the year ended October 31, 2009 and 2008, the Company recognized $4,428 and $6,696, respectively of interest expense.

NOTE I – CONVERTIBLE DEBENTURE

On January 23, 2009, the Company made a $726,079 settlement payment in full satisfaction of all outstanding debentures.  This payment was in addition to other principle payments of $41,588 made during the quarter.  The holder of our debentures accepted 90% of the outstanding principle and interest in full satisfaction resulting in a gain to the Company of $79,970. The Company has been released from all claims, liabilities or obligations of any type or nature with respect to the debentures.

Year Ended
October 31, 2009
Total principle payments	$720,000
Total interest payments	6,079
Total payments	726,079
Debenture balance as of January 23, 2009 (Pay-off date) including interest and principle	806,049
Gain on settlement of debentures	$79,970

The 965,997 common stock warrants related to these debentures, were canceled as a result of the debenture settlement.

During the year ended October 31, 2009 and 2008, the Company incurred $22,503 and $164,748, respectively, in interest expense related to the convertible debentures.

NOTE J - COMMITMENTS

On October 1, 2009 the Company renewed a lease for office space.  The lease extends through September 30, 2014 at a rate of $4,695 per month.  At October 31, 2009, contractual obligations were as follows:

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE J – COMMITMENTS (Continued)

Rent
2010	$56,340
2011	56,340
2012	56,340
2013	56,340
2014 and thereafter	51,645
$277,005

During the year ended October 31, 2009 and 2008, the Company incurred $62,058 and $69,158, respectively, in rent expense.

The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE K - PREFERRED AND COMMON STOCK

Preferred and Common Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance. No preferred shares have been issued as of October 31, 2009.

Common Stock Issued for Debt Repayment

During the year ended October 31, 2008, the Company issued 1,996,585 shares of common stock, including 1,846,182 shares in exchange for $200,135 of debenture principle and 150,403 shares of in exchange for $16,342 of accrued interest related to our debentures.

During the year ended October 31, 2009, the Company did not issue any stock in repayment of debt.

Common Stock Issued for Services

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE K - PREFERRED AND COMMON STOCK (Continued)

Common Stock Issued for Services (Continued)

During the year ended October 31, 2009, the Company issued 75,000 shares of common stock in exchange for director services.  The shares were issued for services performed in fiscal year 2008 which expense of $9,000 was recognized in our fiscal year ending October 31, 2008.  The balance of $9,000 expensed in 2008 was reversed as a credit to stock compensation expense during 2009.  During the year ended October 31, 2009, the Company issued 300,000 irrevocable restricted shares of common stock in exchange for investor relations services valued at fair market value of $0.18 per share or $54,000.

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

During the year ended October 31, 2009, 100,000 options were canceled and none granted or exercised.

NOTE L - WARRANTS

At October 31, 2009 the Company had no warrants outstanding.  The 965,997 warrants related to the convertible debentures that were outstanding as of October 31, 2008 and which entitled the holder thereof the right to purchase one common share for each warrant were canceled as a result of the debenture settlement.  No other warrant activity occurred during the year ended October 31, 2009.

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

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

During the year ended October 31, 2008, 740,000 shares of common stock were issued pursuant to option exercises, including 1) 230,000 shares issued pursuant to prior year option exercises, and; 2) 510,000 shares issued pursuant to options exercised during 2008.  No other option activity occurred.

During the year ended October 31, 2009, 100,000 options were canceled and none granted or exercised.

The following table summarizes the Company's stock option activity for the year ended October 31, 2008:

	2009
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	13,952,356	$0.075
Granted	-	-
Forfeited	(100,000)	0.050
Exercised	-	-
Outstanding at end of year	13,852,356	0.075

Options exerciseable at year end	13,852,356

The following table summarizes information about the Company's stock options outstanding at October 31, 2009:

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE M – STOCK INCENTIVE PLANS (Continued)

The 2004 Incentive Stock Option Plan (Continued)

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At October 31,	Contractural	Exercise	Number	Exercise
Prices	2009	Life (years)	Price	Outstanding	Price

$0.50	589,856	-	$0.500	589,856	$0.500
0.65	137,500	-	0.650	137,500	0.650
0.05	13,125,000	-	0.050	13,125,000	0.050
Total	13,852,356	-	$0.075	13,852,356	$0.075

The Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.  The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future.  During the years ended October 31, 2009 and 2008, the Company recognized no compensation expense.  The Company has recorded compensation expense of $767,017 through October 31, 2009.

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE M – STOCK INCENTIVE PLANS (Continued)

2004 Superclick, Inc. Non-Employee Director's Stock Incentive Plan (Continued)

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

During the year ended October 31, 2009, the Company issued 75,000 shares of common stock in exchange for director services.  The shares were issued for services performed in fiscal year 2008 which expense of $9,000 was recognized in our fiscal year ending October 31, 2008.

From inception through October 31, 2009, the Company has issued 2,569,772 shares to our directors under this stock incentive plan.

NOTE N – NET OPERATING LOSS CARRY FORWARD

US Corporation
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

During the year ended October 31, 2008, the U.S. based operation had a net loss of approximately $43,000.  A valuation allowance for the full amount of the net deferred tax asset has been recorded because of uncertainties as to the amount of taxable income that would be generated in future years.  The valuation allowance increased by approximately $17,200 for the year ended October 31, 2008, assuming a tax rate of 40%.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE N – NET OPERATING LOSS CARRY FORWARD (Continued)

US Corporation (Continued)

United States Corporation Income Taxes
Year of Loss (Income)	Amount	Expiration Date
October 31, 2008	$44,582	October 31, 2028
October 31, 2006	781,183	October 31, 2026
October 31, 2005	3,969,331	October 31, 2025
October 31, 2004	898,697	October 31, 2024
October 31, 2003	48,865	October 31, 2023
	$5,742,658

During the year ended October 31, 2009, the U.S. based operation had net income of approximately $50,122.  No tax was due as a result of the Company’s net operating losses (NOL).  The Company is maintaining a valuation allowance for the full amount of the net deferred tax asset related to the NOL because of uncertainties as to the amount of taxable income that will be generated in future years.  The valuation allowance decreased by approximately $20,000 for the year ended October 31, 2009, assuming a tax rate of 40%.

The expiration dates for U.S. (NOL may be extendable under Section 381 of the U.S. Internal Revenue Code.

Canadian Subsidiary
During the year ended October 31, 2008, Superclick Networks, Inc. (SNI), the Canadian based operation, generated net income for tax purposes of $1,153,148 CDN.   However, the subsidiary lowered its tax liability to both the Federal and Provincial authorities with the application of its carry forward R&D tax credits and NOL. If the subsidiary did not have the carry forward balances available, based on a combined tax rate of approximately 32%, the provision would have been approximately $363,240 CDN.  The NOL available to offset Canadian Income Taxes was fully utilized during the fiscal year ending October 31, 2008.

During the year ended October 31, 2008 SNI underwent an audit by the Canadian Federal Government, the outcome of which resulted in a potential reduction to the NOL carry forward. However, no formal reduction of said NOL has been received by the Company.

During the year ended October 31, 2009, SNI generated net income for tax purposes of $2,318,776 CDN resulting in SNI recording a provision for income taxes of $701,862 or 30.3% combined tax rate.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

SNI receives tax credits for research and development activities from Revenue Canada.  During the year ended October 31, 2009 the Company assigned those tax credits against its income tax liability.  As of October 31, 2008, the Company reflected approximately $78,556 USD, in tax credits available for future use.

SNI receives reimbursement of research and development activities from the Province of Quebec beyond the tax credits described above.  During the year ended October 31, 2009 the Company assigned those tax credits against its income tax liability.  As of October 31, 2008, the Company recognized $34,927, as a receivable for those research and development activities.

SNI receives reimbursement of sales tax charged on the resale of goods and services transacted in Canada from both Federal and from the Provincial governments beyond the tax credits described above.  As of October 31, 2009 and 2008, the Company recognized $5,279 and $13,342, respectively as a receivable for those sales taxes.

NOTE O – RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company’s Board of Directors, provides consulting services to the Company in exchange for monthly compensation of $5,000 and related expenses. During the year ended October 31, 2009, Mr. Pitcher received $68,650. During the year ended October 31, 2008, Mr. Pitcher received $69,990 for consulting services and related expenses and 104,819 shares of common stock for his services as Chairman valued at an average of $0.14 per share.

The spouse of the Chief Executive Officer of the Company provided services as Director of Operations during the year ended October 31, 2009 and 2008. She received approximately $26,735 and $32,200, respectively.

Mr. Ronald A. Fon became a Director of the Company during February 2009. Mr. Fon is also a principal with a firm that provides investor relations (IR) consulting services to the Company for monthly compensation of approximately $3,120. During the year ended October 31, 2009 approximately $20,944 was paid to the IR firm.

NOTE Q – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, the Company evaluated subsequent events through the date the accompanying financial statements were completed on December 21, 2009.

On November 17, 2009 the Company was named as a defendant by Nomadix, Inc. in a complaint for patent infringement of certain U.S. patents.  The matter has just been brought forth and is early in its process and it is not possible to reasonably determine the outcome of this complaint. The Company has been monitoring this situation closely and believes it has meritorious defenses to the claims. Accordingly, it is not possible, to assess whether or not the Company needs to reserve for a potential settlement.