Form 10-Q
period 2010-01-31
SUPERCLICK INC
filed 2010-03-16
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended January 31, 2010.

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of March 12, 2010 was 45,312,251.

TABLE OF CONTENTS

ITEM 1.  FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Balance Sheets

	January 31, 2010	October 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$1,872,944	$2,192,058
Accounts receivable, net (Notes A&B)	1,414,527	1,481,814
Inventory	159,468	73,276
Other current assets	106,955	36,777
TOTAL CURRENT ASSETS	3,553,894	3,783,925
Fixed assets, net (Note C)	135,781	126,989
TOTAL ASSETS	$3,689,675	$3,910,914

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note D)	$612,723	$1,132,008
Deferred revenue (Note E)	1,303,380	1,184,537
TOTAL CURRENT LIABILITIES	1,916,103	2,316,545

TOTAL LIABILITIES	1,916,103	2,316,545

Commitments (Note F)	-	-

STOCKHOLDERS' EQUITY (Note G)
Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 45,312,251 at January 31, 2010 and October 31, 2009.	27,729	27,729
Additional paid-in capital	6,123,489	6,123,489
Accumulated deficit	(4,446,138)	(4,595,719)
Accumulated other comprehensive income (loss)
(Cumulative translation adjustment)	83,632	54,010
Treasury Stock	(15,140)	(15,140)
TOTAL STOCKHOLDERS' EQUITY	1,773,572	1,594,369
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,689,675	$3,910,914

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended January 31, 2010 and 2009

	Three Months Ended
	January 31,
	2010	2009
Revenue
Net Sales	$614,664	$1,062,459
Services	1,014,774	809,514
Net revenue	1,629,438	1,871,973
Cost of goods sold	786,478	921,795
Gross profit	842,960	950,178

Costs and Expenses
Selling, general & administrative	550,329	388,523
Research & development	61,257	42,168
Depreciation	11,701	11,528
Total costs and expenses	623,287	442,219

Income from operations	219,673	507,959

Other Income and (Expense)
Interest income	1,054	584
Interest expense	(351)	(24,746)
Gain on forgiveness of debt	-	79,970
Total other income and (expense)	703	55,808
Net income before income taxes	220,376	563,767
Income taxes	70,795	162,311
Net income	$149,581	$401,456

Net income per common share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average common shares outstanding:
Basic	45,312,251	44,941,523
Diluted	59,164,607	60,039,464

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Year Ended October 31, 2009 and the Three Months Ended January 31, 2010 (Unaudited)

					Deficit
					Accumulated	Accumulated
	Common Stock			Additional	During the	Other		Total
	Number of			Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Payable	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2008	44,937,251	$27,504	$18,000	$6,060,714	$(5,863,820)	$(212,989)	$(15,140)	$14,269

Shares issued during the period:
Shares issued for services	375,000	225.00	(18,000)	62,775				45,000
Other					(24,023)			(24,023)
Foreign Currency Translation Adjustment						266,999		266,999
Net profit					1,292,125			1,292,125
BALANCES October 31, 2009	45,312,251	$27,729	$-	$6,123,489	$(4,595,719)	$54,010	$(15,140)	$1,594,369

Foreign Currency Translation Adjustment						29,622		29,622
Net profit					149,581			149,581
BALANCES January 31, 2010 (Unaudited)	45,312,251	$27,729	$-	$6,123,489	$(4,446,138)	$83,632	$(15,140)	$1,773,572

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended January 31, 2010 and 2009

	Three Months Ended
	January 31,
	2010	2009

Net income	$149,581	$401,456

Other comprehensive income
Foreign currency translation adjustment	29,622	24,206

Net comprehensive income	$179,203	$425,662

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended January 31, 2010 and 2009

	Three Months Ended
	January 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,581	$401,456
Adjustments to reconcile net income
to net cash provided (used) by operating activities:
Depreciation	11,699	11,528
Gain on forgiveness of debt	-	(79,970)
Deferred taxes	-	(117,267)
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	86,338	609,230
Other current assets	(82,799)	(16,034)
Inventory	(86,460)	54,162
Accounts payable and accrued expenses	(39,354)	(237,168)
Accrued payroll	(136,940)	(21,685)
Income taxes payable and receivable	(348,821)	242,306
Deferred revenue	106,865	(325,883)
CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(339,891)	520,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(18,912)	-
CASH (USED) FOR INVESTING ACTIVITIES	(18,912)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	(3,259)
Repayment of convertible debenture	-	(761,588)

CASH (USED) FOR FINANCING ACTIVITIES	-	(764,847)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	39,689	(17,960)
NET INCREASE (DECREASE) IN CASH	(319,114)	(262,132)
CASH, beginning of period	2,192,058	781,520
CASH, end of period	$1,872,944	$519,388

Interest paid	$351	$22,503
Taxes paid	$424,668	$-

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Superclick, Inc. as of January 31, 2010 and for the three month period ended January 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB for the year ended October 31, 2009.   In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.   The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization
Superclick Networks, Inc. was organized on August 24, 2000, in Montreal, Quebec, Canada. Superclick, Inc. was incorporated on June 3, 1999.  As a result of a reverse merger in 2003, Superclick Networks Inc. is considered the parent for financial reporting purposes.

Superclick Networks, Inc. is in the business of providing and installing broadband high speed Internet connection equipment and IP (“Internet Protocol”) infrastructure management systems with 24x7x365 help desk support predominantly to hotels on a worldwide basis.  However, the Superclick solution is also deployed in multi dwelling units (“MDU’s”), universities and Hospitals. Superclick, Inc. commercialized its initial Internet access management products in 2002.

All share and per share amounts shown in these financial statements reflect the stock split for all periods presented.

Superclick, Inc’s plan of business is committed to the commercialization activities of Superclick Network, Inc.’s products, with an emphasis on broadening its market penetration and building product and brand awareness amongst its target customer base in the hospitality and healthcare markets. Superclick, Inc. intends to grow its revenue through expanding its sales of Superclick Network, Inc.’s products and call center support services such that it can reasonably support its operating expenses through cash flow.

Summary of Significant Accounting Principles

Principles of consolidation
The consolidated financial statements include the accounts of Superclick, Inc. and its wholly-owned subsidiary, Superclick Networks, Inc. which is 100% consolidated in the financial statements.  All material inter-company accounts and transactions have been eliminated.

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition policy
Revenue from the sale of Internet high speed connection equipment and installation is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is considered to have occurred after the delivery and installation of the equipment to the customer.

Deferred revenue
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

Advertising
The Company expenses all advertising as incurred.  For the three months ended January 31, 2010 and 2009, the Company incurred approximately $8,529 and $0, respectively in marketing and advertising expense.

Earnings per common share
The Company reports both basic and diluted earnings per share.  Basic earnings per share are calculated using the weighted average number of common shares outstanding in the period.  Diluted earnings per share includes potentially dilutive securities such as outstanding options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method.

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

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events.”  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the third quarter of fiscal 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note K, Subsequent Events.

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

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers.  At January 31, 2010, one customer accounted for 44% of accounts receivable.  At January 31, 2009, two customers accounted for 35% (23% and 12%) of accounts receivable.

During the three months ended January 31, 2010, no customer accounted for more than 10% of sales. During the three months ended January 31, 2009, the Company’s two largest customers accounted for 24% (14% and 10%) of sales.

For the three months ended January 31, 2010 and 2009, approximately 52% and 38% of the Company's net sales were made to customers outside the United States.

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

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance at January 31, 2010 and October 31, 2009 consisted of $1,414,527 and $1,481,814, respectively, and is reported net of an allowance for doubtful accounts of $45,327 and $44,806, respectively.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2010 and October 31, 2009:

	2010	2009
Computer hardware	$227,088	$205,834
Furniture & fixtures	146,741	145,052
Computer software	98,860	97,722
Leasehold improvements	32,978	32,599
Fabrication mold and dye	21,362	21,116
	527,029	502,323
Accumulated depreciation	(391,248)	(375,334)
Fixed assets, net	$135,781	$126,989

Depreciation expense for the three months ended January 31, 2009 and 2008 was $11,699 and $11,528, respectively.

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at January 31, 2010 and October 31, 2009:

	2010	2009
Trade payables	$238,704	$333,826
Professional fees	64,143	25,762
Accrued wages payable	144,674	276,722
Income taxes payable	(21,554)	330,718
Refunds payable	165,202	164,980
	$612,723	$1,132,008

As of January 31, 2010, accrued payroll included $19,511 and $15,133 due to the CEO and CFO, respectively.  As of October 31, 2009, accrued payroll included $101,184 and $56,612 due to the CEO and CFO, respectively.

Income taxes payable
During the three months ended January 31, 2010 we made payments to the Canadian Federal and Provincial tax authorities of $424,668.

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

NOTE E – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed.  As of January 31, 2010, the deferred revenue balance of $1,303,380 consisted of 1) $968,998 related to support and maintenance for multiple customers; 2) $116,650 related to the sale of a master license agreement which commenced August 2007 and is being amortized over its term of thirty six (36) months; and 3) $217,732 related to customer deposits for future hardware installations.

As of October 31, 2009, the deferred revenue balance of $1,184,537 consisted of 1) $914,739 related to support and maintenance for multiple customers; 2) $174,985 related to the sale of a master license agreement which commenced August 2007 and is being amortized over its term of thirty six (36) months; and 3) $94,813 related to customer deposits for future hardware installations.

NOTE F - COMMITMENTS

On October 1, 2009 the Company renewed a lease for office space. The lease extends through September 30, 2014 at a rate of $4,695 per month.  During the three months ended January 31, 2010 and 2009, the Company incurred $16,874 and $15,738, respectively, in rent expense.

The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE G - PREFERRED AND COMMON STOCK

Preferred Stock
The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance.  No shares of preferred stock have been issued as of January 31, 2010

Common Stock
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

During the three months ended January 31, 2009, the Company did not issue any common stock.

Common Stock Options
During the year ended October 31, 2009, 100,000 options were canceled and none granted or exercised.

During the three months ended January 31, 2010, no options were canceled or granted.

NOTE H – STOCK INCENTIVE PLANS

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

NOTE H – STOCK INCENTIVE PLANS

The 2004 Incentive Stock Option Plan (Continued)

During the year ended October 31, 2009, 100,000 options were canceled and none granted or exercised.

During the three months ended January 31, 2010, there was no option activity.

The following table summarizes the Company's stock option activity for the three months ended January 31, 2010:

	2010
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	13,852,356	$0.075
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at end of year	13,852,356	0.075

Options exerciseable at year end	13,852,356

The following table summarizes information about the Company's stock options outstanding at January 31, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At January 31,	Contractural	Exercise	Number	Exercise
Prices	2010	Life (years)	Price	Outstanding	Price

$0.50	589,856	-	$0.500	589,856	$0.500
0.65	137,500	-	0.650	137,500	0.650
0.05	13,125,000	-	0.050	13,125,000	0.050
Total	13,852,356	-	$0.075	13,852,356	$0.075

The Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.  The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future.  During the three months ended January 31, 2010 and the years ended October 31, 2009 and 2008, the Company recognized no compensation expense.  The Company has recorded compensation expense of $767,017 through January 31, 2010.

NOTE H – STOCK INCENTIVE PLANS

2004 Superclick, Inc. Non-Employee Director's Stock Incentive Plan

On December 31, 2003, the Board of Directors of the Company adopted the 2004 Superclick, Inc. Non-Employee Director's Stock Incentive Plan.

During the year ended October 31, 2009, the Company issued 75,000 shares of common stock in exchange for director services.  The shares were issued for services performed in fiscal year 2008 which expense of $9,000 was recognized in our fiscal year ending October 31, 2008.

No awards under the Non-Employee Director's Stock Incentive Plan were granted or issued during the three months ended January 31, 2010

From inception through October 31, 2009, the Company has issued 2,569,772 shares to our directors under this stock incentive plan.

NOTE I – RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company’s Board of Directors, provides consulting services to the Company in exchange for monthly compensation of $5,000 and related expenses.  During the three months ended January 31, 2010 and 2009, Mr. Pitcher received $17,220 and $15,300, respectively.

Mr. Ronald A. Fon became a Director of the Company during February 2009.  Mr. Fon is also a principal with a firm that provides investor relations (IR) consulting services to the Company for monthly compensation of approximately $3,120.  During the three months ended January 31, 2010 and 2009 approximately $19,683 and $nil, respectively was paid to the IR firm.

NOTE J – LEGAL PROCEEDINGS

On November 17, 2009 the Company was named as a defendant by Nomadix, Inc. in a complaint for patent infringement of certain U.S. patents.  The matter is early in its process and it is not possible to reasonably determine the outcome of this complaint. The Company has been monitoring this situation closely and believes it has meritorious defenses to the claims. Accordingly, it is not possible, to assess whether or not the Company needs to reserve for a potential settlement.

NOTE K - SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, the Company evaluated subsequent events through the date the accompanying financial statements were completed on March 12, 2010, and noted there were no qualifying events.

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

In addition to our North American operations, we have installations and contracts in Europe, Asia, Middle East and the Caribbean.  With the exception of Canadian operations, the majority of transactions in other regions are denominated using the United States dollar.  However, some of our transactions are in Canadian dollars and we are therefore exposed to currency fluctuation risks.

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

Results of Operations

THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

Revenue

During the three months ended January 31, 2010, revenue was $1,629,438 compared to $1,871,973 for the three months ended January 31, 2009.  Services revenue, which includes revenue generated from guest support services, grew $205,260 to $1,014,774 from last year’s $809,514; a 25.4% favorable variance.  However, net sales which includes installation revenue, declined by $447,795 to $614,664 from $1,062,459 last year; a 42.1% unfavorable variance. The unfavorable net sales revenue variance was mainly due to the postponement of certain deployments to future periods.

Gross Profit

Gross profit for the three months ended January 31, 2010 decreased by $107,218 or 11.3% to $842,960 compared to $950,178 for the three months ended January 31, 2009.  Gross margin for the period was 51.7% compared to 50.8% for the previous year’s comparable period; a 0.9% improvement. The decrease in gross profit was mainly due to the unfavorable sales variance whereas the favorable gross margin variance was mainly due to the period’s sales mix where services revenue, which typically produces higher margins, represented a larger percentage of the total revenue than net sales or installation revenue.

Selling, General and Administrative

For the three months ended January 31, 2010 and 2009, selling, general and administrative expenses (SG&A) increased $161,806 to $550,329 or 33.8% of net revenue compared to $388,523 or 20.8% of net revenue during the three months ending January 31, 2009. The increase in SG&A for the period was mainly due to increases in selling expenses of approximately $88,000 and approximately $74,000 in general and administrative expenses.

The unfavorable selling expense variance was mainly due to increases in salaries as a result of the increased sales force of approximately $52,000 and approximately $35,000 due to increased business development activities including travel.

The general and administrative expense unfavorable variance was comprised mainly of approximately $18,000 of increased legal fees, $29,000 in consulting fees which includes investor relations, director fees and other related and approximately $33,000 as a result of foreign exchange fluctuations during the period.

Research and Development

For the three months ended January 31, 2010 and 2009, research and development expense was $61,257 and $42,168, respectively.  The $19,089 or 45.3% year-over-year increase was mainly due to increased resource costs of approximately $9,000 and $10,000 for the purchase of required R&D equipment.

Income from operations

Income from operations for the three months ended January 31, 2010 was $219,673 or 13.5% of net revenue compared to $507,959 or 27.1% of net revenue for the three months ended January 31, 2009; a $288,286 or 56.8% unfavorable variance.

Other Income and Expense

Total other income and expense for the three months ended January 31, 2010 was income of $703 compared to income of $55,808 the previous year.  For the three months ended January 31, 2010 the $703 is comprised of $1,054 of interest income offset by $351 of interest expense.  For the three months ended January 31, 2009 the $55,808 is comprised of $24,476 of interest expense primarily related to the debentures and a note payable, offset by $584 of interest income and $79,970 of gain resulting from a negotiated settlement of the entire debenture balance.

Net Income

The net income before income taxes for the three months ended January 31, 2010 was $220,376 or 13.5% of net revenue representing an a decrease of $343,391 or 60.9% compared to $563,767 or 30.1% of net revenue during the three months ended January 31, 2009.  The Company recorded $70,795 in income tax expense during the three months ended January 31, 2010 compared to $162,311 in 2009.  Net income for the quarter ended January 31, 2010 was $149,581 or 9.2% of net revenue compared to $401,456 or 21.4% of net revenue during 2009 representing a decrease of $251,875 or 62.7% in the bottom line.

Net Income (Loss) Per Common Share

For the three months ended January 31, 2010, the net income per common share basic and fully diluted was $0.00, compared to $0.01 basic and fully diluted for the three months ended January 31, 2009.  The basic and fully diluted weighted average shares for the first quarter of 2010 were 45,312,251 and 59,164,607, respectively.  The basic and fully diluted weighted average shares for the first quarter of 2009 were 44,941,523 and 60,039,464, respectively.

Financial Condition

From inception to January 31, 2009, we have incurred an accumulated deficit of $4,446,138.  This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued operating losses.  However, from 2007 through the current quarter we have experienced stabilization in our business and implemented efficiency initiatives that have resulted in a larger customer base and improved profitability that has allowed us to reduce our accumulated deficit by $3,856,737 from its high of $8,302,875 as of January 31, 2007.

During the three months ended January 31, 2010 we had a net decrease in cash of $319,114.  Total cash resources as of January 31, 2010 was $1,872,944 compared to $2,192,058 at October 31, 2009.

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

The Company's Liquidity Plan

Net income for the three months ended January 31, 2010 was $149,581 compared to $401,456 for the three months ended January 31, 2009 and the operations used $339,891 of cash compared to providing $520,675 for the three months ended January 31, 2010 and 2009, respectively.

During the years ended October 31, 2009 and 2008 and the three months ended January 31, 2010, the Company has financed operations solely with cash generated through sales and the collection of its accounts receivable.

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

Off-Balance Sheet Arrangements

At January 31, 2010 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

Operating lease obligations:  Operating lease obligations consist of office rental commitment for our offices in Montréal, Québec, Canada.   On October 1, 2009 we renewed a lease for office space in Montréal.  The lease extends through September 30, 2014 at a rate of $4,695 per month.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three and nine months ended January 31, 2010.   However, there can be no assurance our business will not be affected by inflation in the future.

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

As of January 31, 2010, we had exercisable stock options outstanding to purchase 13,852,356 shares of common stock.  To the extent such options are exercised there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of January 31, 2010, a total of 10,299,344 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. As of February 15, 2008, Rule 144 was amended to provide that a person who is not affiliated with the issuer, holding restricted securities for a period of six months may thereafter sell those securities, if the issuer is current with its reporting requirements. Persons who are not affiliated with the issuer and who have held their restricted securities for at least one year are not subject to any limitations. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of January 31, 2010 to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended January 31, 2010, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On November 17, 2009 the Company was named as a defendant by Nomadix, Inc. in a complaint for patent infringement of certain U.S. patents.  The matter is early in its process and it is not possible to reasonably determine the outcome of this complaint. The Company has been monitoring this situation closely and believes it has meritorious defenses to the claims. Accordingly, it is not possible, to assess whether or not the Company needs to reserve for a potential settlement.

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

31.1  Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934*

31.2  Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934*

32.1  Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2  Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

(b) Reports on Form 8-K

On January 14, 2010, the company filed form 8-K with the SEC reporting our results of operations for the year ended October 31, 2009.

On November 23, 2009, the company filed form 8-K with the SEC disclosing that the Company had been a named defendant by Nomadix, Inc.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2010	Superclick, Inc.
/s/ Sandro Natale
Name: Sandro Natale
Title: President & CEO