Form 10-K/A
period 2009-10-31
SUPERCLICK INC
filed 2010-05-06
CIK 1104891

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
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

EXPLANATORY NOTE

   1. We have amended our discussion in Item 9A Controls and Procedures conform with Item 308T(a)(4) of Regulation S-K and clarify that our controls and procedures were ineffective.

Notwithstanding the foregoing, we have not made any material changes to our financial information contained in the Original Filing, as amended.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing, as amended, that is further amended by this Amendment No. 2 is restated in its entirety, and this Amendment No. 2 is accompanied by currently dated certifications on Exhibit 31.1, 31.2, 32.1 and 32.2.

Except as expressly set forth in this Amendment No. 2, we are not amending any other part of the Original Filing.  This Amendment No. 2 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 2, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, our First Amendment and Second Amendment and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 2 shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Management has assessed the effectiveness of the internal control over financial reporting as of October 31, 2009.  In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based upon this evaluation our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were ineffective as of October 31, 2009.

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

Date: May 4, 2010	Superclick, Inc.

By: /s/ Sandro Natale
Sandro Natale
Chief Executive Officer

EXHIBITS LIST

Exhibit
Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith