Form 10-Q
period 2010-04-30
SUPERCLICK INC
filed 2010-06-14
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended April 30, 2010.

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of May 27, 2010 was 45,312,251.

TABLE OF CONTENTS

		Page

Part I – Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of April 30, 2010 (Unaudited)
and October 31, 2009 (audited		1

Consolidated Statements of Operations for the three and
six months ended April 30, 2010 and 2009 (Unaudited)		2

Consolidated Statement of Stockholders Equity for the year
ended October 31, 2009 and the six months ended
April 30, 2010 (unaudited)		3

Consolidated Statements of Comprehensive Income for the
three and six months ended April 30, 2010 and 2009 (Unaudited)		4

Consolidated Statements of Cash Flows for the three and
six months ended April 30, 2010 and 2009 (Unaudited)		5

Notes To Consolidated Financial Statements (Unaudited)		6

Item 2.	Management's Discussion and Analysis	16

Item 3.	Quantitative and Qualitative Disclosures About Market	21

Item 4.	Controls and Procedures	26

Part II – Other Information

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	27

Signatures		28

ITEM 1.  FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Balance Sheets

	April 30, 2010	October 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$2,458,785	$2,192,058
Accounts receivable, net (Notes A&B)	860,155	1,481,814
Tax refund receivable	12,510	-
Inventory (Note C)	517,930	73,276
Other current assets	94,434	36,777
TOTAL CURRENT ASSETS	3,943,814	3,783,925
Property & equipment, net (Note D)	132,693	126,989
TOTAL ASSETS	$4,076,507	$3,910,914

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note E)	$810,866	$1,132,008
Deferred revenue (Note F)	1,265,817	1,184,537
TOTAL CURRENT LIABILITIES	2,076,683	2,316,545
TOTAL LIABILITIES	2,076,683	2,316,545

Commitments (Note G)	-	-

STOCKHOLDERS' EQUITY (Note H)
Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 45,312,251 at April 30, 2010 and October 31, 2009.	27,729	27,729
Additional paid-in capital	6,123,489	6,123,489
Accumulated deficit	(4,375,651)	(4,595,719)
Accumulated other comprehensive income (loss)
(Cumulative translation adjustment)	239,397	54,010
Treasury Stock	(15,140)	(15,140)
TOTAL STOCKHOLDERS' EQUITY	1,999,824	1,594,369
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,076,507	$3,910,914

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended April 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Revenue
Net Sales	$1,087,820	$554,065	$1,702,484	$1,616,524
Services	1,065,101	893,047	2,079,875	1,702,561
Net revenue	2,152,921	1,447,112	3,782,359	3,319,085
Cost of goods sold	1,134,069	607,009	1,920,547	1,528,804
Gross profit	1,018,852	840,103	1,861,812	1,790,281

Costs and Expenses
Selling, general & administrative	817,148	441,884	1,367,477	830,407
Research & development	64,824	47,238	126,081	89,406
Depreciation	14,257	11,566	25,958	23,094
Total costs and expenses	896,229	500,688	1,519,516	942,907

Income from operations	122,623	339,415	342,296	847,374

Other Income and (Expense)
Interest income	928	-	1,982	584
Interest expense	(383)	(2,163)	(734)	(26,909)
Gain on forgiveness of debt	-	-	-	79,970

Total other income and (expense)	545	(2,163)	1,248	53,645
Net income before income taxes	123,168	337,252	343,544	901,019
Income taxes	(52,681)	(104,214)	(123,476)	(266,525)
Net income	$70,487	$233,038	$220,068	$634,494

Net income per common share:
Basic	$0.00	$0.01	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01
Weighted average common shares outstanding:
Basic	45,312,251	45,012,251	45,312,251	44,976,523
Diluted	58,624,751	60,112,979	58,624,751	60,076,123

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Six Months Ended April 30, 2010 (Unaudited) and Year Ended October 31, 2009

					Deficit
					Accumulated	Accumulated
	Common Stock			Additional	During the	Other		Total
	Number of			Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Payable	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2008	44,937,251	$27,504	$18,000	$6,060,714	$(5,863,820)	$(212,989)	$(15,140)	$14,269

Shares issued during the period:
Shares issued for services	375,000	225.00	(18,000)	62,775				45,000
Other					(24,023)			(24,023)
Foreign Currency Translation Adjustment						266,999		266,999
Net profit					1,292,125			1,292,125
BALANCES October 31, 2009	45,312,251	$27,729	$-	$6,123,489	$(4,595,719)	$54,010	$(15,140)	$1,594,369

Foreign Currency Translation Adjustment						185,387		185,387
Net profit					220,068			220,068
BALANCES April 30, 2010	45,312,251	$27,729	$-	$6,123,489	$(4,375,651)	$239,397	$(15,140)	$1,999,824

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended April 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Net income	$70,487	$233,038	$220,068	$634,494

Other comprehensive income
Foreign currency translation adjustment	155,765	(66,320)	185,387	(42,114)

Net comprehensive income	$226,252	$166,718	$405,455	$592,380

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three and Six Months Ended April 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,487	$233,038	$220,068	$634,494
Adjustments to reconcile net income
to net cash provided (used) by operating activities:
Depreciation	14,257	11,566	25,958	23,094
Gain on forgiveness of debt	-	-	-	(79,970)
Deferred taxes	-	3,855	-	(113,412)
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	620,168	692,193	706,506	1,301,423
Other receivables	44,473	2,269	(592)	3,368
Prepaid expenses	(21,374)	(40,504)	(59,108)	(57,637)
Inventory	(346,479)	48,102	(432,939)	102,264
Accounts payable and accrued expenses	124,460	(175,499)	85,106	(412,667)
Accrued payroll	83,057	(2,672)	(53,883)	(24,357)
Income taxes payable and receivable	(57,980)	58,460	(406,801)	300,766
Deferred revenue	(126,018)	(37,043)	(19,153)	(362,926)
CASH PROVIDED BY OPERATING ACTIVITIES	405,051	793,765	65,162	1,314,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,050)	(5,043)	(22,962)	(5,043)
CASH (USED) FOR INVESTING ACTIVITIES	(4,050)	(5,043)	(22,962)	(5,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	(48,126)	-	(51,385)
Repayment of convertible debenture	-	-	-	(761,588)
CASH (USED) FOR FINANCING ACTIVITIES	-	(48,126)	-	(812,973)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	184,840	93,731	224,527	75,771
NET INCREASE (DECREASE) IN CASH	585,841	834,327	266,727	572,195
CASH, beginning of period	1,872,944	519,388	2,192,058	781,520
CASH, end of period	$2,458,785	$1,353,716	$2,458,785	$1,353,716

Interest paid	$383	$-	$734	$22,503
Taxes paid	$140,598	$47,923	$593,581	$95,284

Other non-cash investing and financing activities:
None.

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited financial statements of Superclick, Inc. as of April 30, 2010 and for the three and six month periods ended April 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB for the year ended October 31, 2009.   In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.   The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Shipping and handling costs
The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising
The Company expenses all advertising as incurred.  For the three months ended April 30, 2010 and 2009, the Company incurred approximately $27,233 and $11,047, respectively in marketing and advertising expense.  For the six months ended April 30, 2010 and 2009, the Company incurred approximately $35,762 and $9,808, respectively in marketing and advertising expense.

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
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

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
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

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

Recent Accounting Guidance Not Yet Adopted
In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning November 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers.  At April 30, 2010, two customers accounted for 22% (11% and 11%) of accounts receivable.

During the three months ended April 30, 2010, no customer accounted for more than 10% of sales.  During the six months ended April 30, 2010, no customer accounted for more than 10% of sales.

During the three months ended April 30, 2009, one customer accounted for 10% of sales.  During the six months ended April 30, 2009, one customer accounted for 11% of sales.

For the three months ended April 30, 2010 and 2009, approximately 28% and 35% of the Company's net sales were made to customers outside the United States.

For the six months ended April 30, 2010 and 2009, approximately 38% and 36% of the Company's net sales were made to customers outside the United States.

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

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance at April 30, 2010 and October 31, 2009 consisted of $903,678 and $1,526,620, respectively, and is reported net of an allowance for doubtful accounts of $43,523 and $44,806, respectively.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

NOTE C - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method.   The following table represents the major components of inventory at April 30, 2010 and October 31, 2009:

	April 30,	October 31,
	2010	2009
Computer equipment	$561,141	$113,848
Allowance for obsolete inventory	(43,211)	(40,572)

Inventory, net	$517,930	$73,276

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2010 and October 31, 2009:

	April 30,	October 31,
	2010	2009
Computer hardware	$243,307	$205,834
Furniture & fixtures	154,487	145,052
Computer software	104,078	97,722
Leasehold improvements	34,719	32,599
Fabrication mold and dye	22,489	21,116
	559,080	502,323
Accumulated depreciation	(426,387)	(375,334)
Fixed assets, net	$132,693	$126,989

Depreciation expense for the three months ended April 30, 2010 and 2009 was $14,257 and $11,566, respectively.  Depreciation expense for the six months ended April 30, 2010 and 2009 was $25,958 and $23,094, respectively.

NOTE E – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at April 30, 2010 and October 31, 2009:

	April 30,	December 31,
	2010	2009
Trade payables	$450,302	$333,826
Professional fees	23,821	25,762
Accrued wages payable	236,291	276,722
Income taxes payable	(64,708)	330,718
Refunds payable	165,160	164,980
	$810,866	$1,132,008

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

NOTE E – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (Continued)

As of April 30, 2010, accrued wages payable included $27,584 and $27,372 due to the CEO and CFO, respectively.  As of October 31, 2009, accrued payroll included $101,184 and $56,612 due to the CEO and CFO, respectively.

Income taxes payable
During the three and six months ended April 30, 2010 we recorded provisions for income taxes of $52,681 and $123,476, respectively, compared to $104,214 and $266,525 for the same period in 2009.  During the three and six months ended April 30, 2010 we made payments to the Canadian Federal and Provincial tax authorities of $140,598 and $593,581, respectively.

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

NOTE F – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed.  As of April 30, 2010, the deferred revenue balance of $1,265,817 consisted of 1) $833,024 related to support and maintenance for multiple customers; 2) $58,315 related to the sale of a master license agreement which commenced August 2007 and is being amortized over its term of thirty six (36) months; and 3) $374,478 related to customer deposits for future hardware installations.

As of October 31, 2009, the deferred revenue balance of $1,184,537 consisted of 1) $914,739 related to support and maintenance for multiple customers; 2) $174,985 related to the sale of a master license agreement which commenced August 2007 and is being amortized over its term of thirty six (36) months; and 3) $94,813 related to customer deposits for future hardware installations.

NOTE G - COMMITMENTS

On October 1, 2009 the Company renewed a lease for office space. The lease extends through September 30, 2014 at a rate of $4,695 per month.  During the three and six months ended April 30, 2010, the Company incurred $13,363 and $28,780, respectively, in rent expense.  During the three and six months ended April 30, 2009, the Company incurred $14,277 and $28,764, respectively, in rent expense.

The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE H - PREFERRED AND COMMON STOCK

Preferred Stock
The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance.  No shares of preferred stock have been issued as of April 30, 2010

Common Stock
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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

During the six months ended April 30, 2010, the Company did not issue any common stock.

NOTE I – STOCK INCENTIVE PLANS

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

The Company may issue each of the following under this Plan: Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award The Plan was effective

NOTE I – STOCK INCENTIVE PLANS (Continued)

The 2004 Incentive Stock Option Plan (Continued)
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

During the six months ended April 30, 2010, 639,856 common stock options with a weighted average exercise price of $0.465 expired.  No other option activity occurred.

The following table summarizes the Company's stock option activity for the six months ended April 30, 2010:

	April 30, 2010
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	13,852,356	$0.075
Granted	-	-
Forfeited	(639,856)	0.465
Exercised	-	-
Outstanding at end of year	13,212,500	0.056

Options exerciseable at year end	13,212,500

The following table summarizes information about the Company's stock options outstanding at April 30, 2010:

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At April 30,	Contractural	Exercise	Number	Exercise
Prices	2010	Life (years)	Price	Outstanding	Price

0.65	137,500	-	0.650	137,500	0.650
0.05	13,075,000	-	0.050	13,075,000	0.050
Total	13,212,500	-	$0.056	13,212,500	$0.056

The Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.  The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future.  During the six months ended April 30, 2010 and the years ended October 31, 2009 and 2008, the Company recognized no compensation expense related to stock options.  The Company has recorded compensation expense of $767,017 through April 30, 2010.

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

No awards under the Non-Employee Director's Stock Incentive Plan were granted or issued during the six months ended April 30, 2010

From inception through October 31, 2009, the Company has issued 2,569,772 shares to our directors under this stock incentive plan.

NOTE J – RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company’s Board of Directors, provides consulting services to the Company in exchange for monthly compensation of $5,000 and related expenses.  During the three and six months ended April 30, 2010, Mr. Pitcher received $16,105 and $33,325, respectively.  During the three and six months ended April 30, 2009, Mr. Pitcher received $17,548 and $32,848, respectively.

Mr. Ronald A. Fon became a Director of the Company during February 2009.  Mr. Fon is also a principal with a firm that provides investor relations (IR) consulting services to the Company for monthly compensation of approximately $3,120.  During the three and six months ended April 30, 2010 approximately $15,405 and $31,769, respectively was paid to the IR firm.

NOTE K – LEGAL PROCEEDINGS

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

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (refer to Item 3). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Management’s discussion and analysis is intended to help the reader understand the results of operations and financial condition of Superclick. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended October 31, 2009 and the Consolidated Financial Statements and accompanying notes (“Notes”) included in this Form 10-Q.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the accompanying financial statements and related footnotes.  We base our estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors.  Actual results may differ from these estimates.  Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions.  In consultation with our Board of Directors, we have identified five accounting principles that we believe are key to an understanding of our financial statements.  These important accounting policies require management's most difficult, subjective judgments.

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

Results of Operations

THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

Revenue

Net Revenue for the three months ended April 30, 2010 increased $705,809 or 48.8% to $2,152,921 compared to $1,447,112 for the three months ended April 30, 2009.  The increase is mainly due to a 96.3% increase in net new business which included projects postponed in Q1. Net Revenue for the six months ended April 30, 2010 increased $463,274 or 14.0% to $3,782,359 compared to $3,319,085 for the six months ended April 30, 2009.  The increase in revenue for the six months ended April 30, 2010 compared to the same period last year was mainly due to a 22.2% increase in support revenue which includes on-site technical services.

Gross Profit

Gross profit for the three months ended April 30, 2010 increased $178,749 or 21.3% to $1,018,852 compared to $840,103 for the three months ended April 30, 2009.  Gross profit for the six months ended April 30, 2010 increased $71,531 or 4.0% to $1,861,812 compared to $1,790,281 for the six months ended April 30, 2009.  The increase in gross profit for the three and six months ended April 30, 2010 compared to the same period last year was mainly due to the positive sales variance.  Gross margins for the three and six months ended April 30, 2010 were 47.3% compared to 58.1% for the comparable period and 49.2% and 53.9% for the comparable year to date period, respectively. The gross margin unfavorable variance was largely due to increased market pressures on the sale of infrastructure hardware.

Selling, General and Administrative

Selling, General and Administrative expenses for the three months ended April 30, 2010 and 2009 were $817,148 and $441,884, respectively.  For the six months ended April 30, 2010 selling, general and administrative expenses increased $537,070 or 64.7% to $1,367,477 compared to $830,407 last year.  The unfavorable variance for both the three and six months ended April 30, 2010 were mainly due to increases in general and administrative expenses related to legal, Board and IR fees, foreign exchange, the replacement of certain call centre equipment and increases in sales and marketing primarily due to the increase the sales force.

Research and Development

Research and development expenses for the three months ended April 30, 2010 and 2009 were $64,824 and $47,238, respectively. Research and development expenses for the six months ended April 30, 2010 and 2009 were $126,081 and $89,406, respectively.  The increases were mainly due to the addition of human capital.

Income from operations

As a result of above, income from operations for the three months ended April 30, 2010 was $122,623 or 5.7% of net revenue compared to $339,415 or 23.5% of net revenue for the three months ended April 30, 2009.  Income from operations for the six months ended April 30, 2010 was $342,296 or 9.0% of net revenue compared to $847,374 or 25.5% of net revenue for the six months ended April 30, 2009.

Other Income and Expense

The total other income and expense for the three months ended April 30, 2010 and 2009 was income of $545 and expense of $2,163, respectively.  The total other income and expense for the six months ended April 30, 2010 and 2009 was income of $1,248 and $53,645, respectively.  The $52,397 six month decrease in other income was primarily due to the 2009 recognition of a $79,970 gain on the forgiveness of convertible debentures offset by higher interest expense of $26,909 in 2009.  No such income and expense was recognized in 2010 as the debentures were paid in full during the first quarter of 2009.

Net Income

The net income before income taxes for the three months ended April 30, 2010 was $123,168 or 5.7% of net revenue compared to $337,252 or 23.3% of net revenue during the three months ended April 30, 2009.  The Company recorded $52,681 in income tax expense during the three months ended April 30, 2010 compared to $104,214 in 2009.  Second quarter 2010 net income was $70,487 or 3.3% of net revenue compared to $233,038 or 16.1% of net revenue during 2009 representing a decrease of $162,551.

The net income before income taxes for the six months ended April 30, 2010 was $343,544 or 9.1% of net revenue compared to $901,019 or 27.1% of net revenue during the six months ended April 30, 2009.  The Company recorded $123,476 in income tax expense during the six months ended April 30, 2010 compared to $266,525 in 2009.  The six month 2010 net income was $220,068 or 5.8% of net revenue compared to $634,494 or 19.1% of net revenue.

Net Income Per Common Share

For the three months ended April 30, 2010, the net income per common share basic and diluted was $0.00 compared to $0.01 basic and $0.00 diluted for the three months ended April 30, 2009.  The basic and fully diluted weighted average shares for the quarter were 45,312,251 and 58,624,751, respectively.  The basic and fully diluted weighted average shares for the quarter of 2009 were 45,012,251 and 60,112,979, respectively.

For the six months ended April 30, 2010, the net income per common share basic and diluted was $0.00 compared to $0.01 basic and diluted for the six months ended April 30, 2009.  The basic and fully diluted weighted average shares for the first quarter of 2010 were 45,312,251 and 58,624,751, respectively.  The basic and fully diluted weighted average shares for the first quarter of 2009 were 44,976,523 and 60,076,123, respectively.

Financial Condition

From inception to April 30, 2009, we have incurred an accumulated deficit of $4,375,651.  This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued operating losses.  However, from 2007 through the current quarter we have experienced stabilization in our business and implemented efficiency initiatives that have resulted in a larger customer base and improved profitability that has allowed us to reduce our accumulated deficit by $3,927,224 from its high of $8,302,875 on January 31, 2007.

During the three months ended April 30, 2010 we had a net increase in cash of $585,841.  Total cash resources as of April 30, 2010 was $2,458,785 compared to $2,192,058 at October 31, 2009.

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

The Company's Liquidity Plan

Net income for the three months ended April 30, 2010 was $70,487 compared to $233,038 for the three months ended April 30, 2009 and the operations provided $405,051 of cash compared to providing $793,766 for the three months ended April 30, 2009.

During the years ended October 31, 2009 and 2008 and the six months ended April 30, 2010, the Company has financed operations solely with cash generated through sales and the collection of its accounts receivable.

During 2009, the Company paid $203,317 in satisfaction of all note holders. All notes have been paid in full as at October 31, 2009.

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

Off-Balance Sheet Arrangements

At April 30, 2010 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

Operating lease obligations:  Operating lease obligations consist of office rental commitment for our offices in Montréal, Québec, Canada.   On October 1, 2009 we renewed a lease for office space in Montréal.  The lease extends through September 30, 2014 at a rate of $4,695 per month.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three and six months ended April 30, 2010.   However, there can be no assurance our business will not be affected by inflation in the future.

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

The present economic slowdown and the uncertainty over its breadth, depth and duration have left it unclear whether the lodging industry’s growth environment during the past few years will continue. Many economists have reported that the U.S. economy is in a recession. Recent substantial increases in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity that could stem from higher fuel costs, could also reduce demand for our customers’ hotel rooms which could result in lower demand for our solutions. Accordingly, our financial results and growth could be harmed if the economic slowdown continues for a significant period or becomes worse, or if transportation costs remain at current high levels for an extended period or increase further.

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

As of April 30, 2010, we had exercisable stock options outstanding to purchase 13,212,500 shares of common stock.  To the extent such options are exercised there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of April 30, 2010, a total of 10,106,001 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. As of February 15, 2008, Rule 144 was amended to provide that a person who is not affiliated with the issuer, holding restricted securities for a period of six months may thereafter sell those securities, if the issuer is current with its reporting requirements. Persons who are not affiliated with the issuer and who have held their restricted securities for at least one year are not subject to any limitations. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Date: May 27, 2010	Superclick, Inc.
/s/ Sandro Natale
Name: Sandro Natale
Title: President & CEO