Form 10-K/A
period 2009-10-31
SUPERCLICK INC
filed 2010-07-01
CIK 1104891

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
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

EXPLANATORY NOTE

   1. We have amended our discussion in Item 9A Controls and Procedures conform with Item 308T(a)(4) of Regulation S-K and clarify that our disclosure controls and procedures were ineffective.

Notwithstanding the foregoing, we have not made any material changes to our financial information contained in the Original Filing, as amended.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing, as amended, that is further amended by this Amendment No. 3 is restated in its entirety, and this Amendment No. 3 is accompanied by currently dated certifications on Exhibit 31.1, 31.2, 32.1 and 32.2.

Except as expressly set forth in this Amendment No. 2, we are not amending any other part of the Original Filing.  This Amendment No. 3 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 3, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No.3 should be read in conjunction with the Original Filing, our First Amendment and Second Amendment and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 3 shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

There were no reportable events of the type described in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 9A

CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report, that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: May 6, 2010	Superclick, Inc.

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