Form 10-Q
period 2010-07-31
SUPERCLICK INC
filed 2010-09-13
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended July 31, 2010.

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of August 27, 2010 was 45,512,251.

TABLE OF CONTENTS

		Page

Part I – Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of July 31, 2010 (Unaudited)
and October 31, 2009 (Audited)		1

Consolidated Statements of Operations for the three and
nine months ended July 31, 2010 and 2009 (Unaudited)		2

Consolidated Statement of Stockholders Equity for the year
ended October 31, 2009 and the nine months ended
July 31, 2010 (Unaudited)		3

Consolidated Statements of Comprehensive Income for the
three and nine months ended July 31, 2010 and 2009 (Unaudited)		4

Consolidated Statements of Cash Flows for the three and
nine months ended July 31, 2010 and 2009 (Unaudited)		5

Notes To Consolidated Financial Statements (Unaudited)		6

Item 2.	Management's Discussion and Analysis	17

Item 3.	Quantitative and Qualitative Disclosures About Market	22

Item 4.	Controls and Procedures	27

Part II – Other Information

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits and Reports on Form 8-K	28

Signatures		29

ITEM 1.  FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Balance Sheets

	July 31, 2010	October 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$1,978,700	$2,192,058
Accounts receivable, net (Notes A&B)	1,598,722	1,481,814
Tax refund receivable (Note N)	25,193	-
Inventory (Note C)	621,993	73,276
Other current assets	74,236	36,777
TOTAL CURRENT ASSETS	4,298,844	3,783,925
Fixed assets, net (Note D)	148,454	126,989
TOTAL ASSETS	$4,447,298	$3,910,914

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note E)	$956,005	$1,132,008
Deferred revenue (Note F)	1,340,280	1,184,537
TOTAL CURRENT LIABILITIES	2,296,285	2,316,545
TOTAL LIABILITIES	2,296,285	2,316,545

Commitments (Note G)	-	-

STOCKHOLDERS' EQUITY (Note H)

Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 45,512,251 and 45,312,251 at July 31, 2010 October 31, 2009, respectively.	27,849	27,729
Additional paid-in capital	6,133,369	6,123,489
Accumulated deficit	(4,183,512)	(4,595,719)
Accumulated other comprehensive income (loss)
(Cumulative translation adjustment)	188,447	54,010
Treasury Stock	(15,140)	(15,140)
TOTAL STOCKHOLDERS' EQUITY	2,151,013	1,594,369
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,447,298	$3,910,914

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended July 31, 2010 and 2009

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenue
Net Sales	$1,109,853	$1,186,847	$2,812,337	$2,803,371
Services	1,035,718	1,024,072	3,115,593	2,726,633
Net revenue	2,145,571	2,210,919	5,927,930	5,530,004
Cost of goods sold	1,169,304	1,098,315	3,089,851	2,627,119
Gross profit	976,267	1,112,604	2,838,079	2,902,885

Costs and Expenses
Selling, general & administrative	612,477	701,544	1,979,954	1,531,951
Research & development	64,184	65,278	190,265	154,684
Depreciation	6,743	9,246	32,701	32,340
Total costs and expenses	683,404	776,068	2,202,920	1,718,975

Income from operations	292,863	336,536	635,159	1,183,910

Other Income and (Expense)
Interest income	750	-	2,732	584
Interest expense	(495)	(1,702)	(1,229)	(28,611)
Gain on forgiveness of debt	-	6,167	-	86,137
Total other income and (expense)	255	4,465	1,503	58,110
Net income before income taxes	293,118	341,001	636,662	1,242,020
Income taxes	(100,979)	(48,028)	(224,455)	(314,553)
Net income	$192,139	$292,973	$412,207	$927,467

Net income per common share:
Basic	$0.00	$0.01	$0.01	$0.02
Diluted	$0.00	$0.00	$0.01	$0.02
Weighted average common shares outstanding:
Basic	45,416,695	45,272,356	45,347,066	45,075,689
Diluted	58,524,751	59,341,379	58,524,751	59,505,600

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Nine Months Ended July 31, 2010 (Unaudited) and Year Ended October 31, 2009

					Deficit
					Accumulated	Accumulated
	Common Stock			Additional	During the	Other		Total
	Number of			Paid-in	Developmental	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Payable	Capital	Stage	Income (loss)	Stock	Equity
BALANCES October 31, 2008	44,937,251	$27,504	$18,000	$6,060,714	$(5,863,820)	$(212,989)	$(15,140)	$14,269

Shares issued during the period:
Shares issued for services	375,000	225.00	(18,000)	62,775				45,000
Other					(24,023)			(24,023)
Foreign Currency Translation Adjustment						266,999		266,999
Net profit					1,292,125			1,292,125
BALANCES October 31, 2009	45,312,251	$27,729	$-	$6,123,489	$(4,595,719)	$54,010	$(15,140)	$1,594,369

Stock options exercised	200,000	$120		$9,880				10,000
Foreign Currency Translation Adjustment						134,437		134,437
Net profit					412,207			412,207
BALANCES July 31, 2010	45,512,251	$27,849	$-	$6,133,369	$(4,183,512)	$188,447	$(15,140)	$2,151,013

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended July 31, 2010 and 2009

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Net income	$192,139	$292,973	$412,207	$927,467

Other comprehensive income
Foreign currency translation adjustment	(50,950)	213,737	134,437	255,851

Net comprehensive income	$141,189	$506,710	$546,644	$1,183,318

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three and Nine Months Ended July 31, 2010 and 2009

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192,139	$292,973	$412,207	$927,467
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	6,743	9,246	32,700	32,340
Stock issued for services	-	54,000	-	54,000
Gain on forgiveness of debt	-	(6,167)	-	(86,137)
Deferred taxes	-	-	-	(113,412)
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	(744,905)	102,435	(38,399)	1,403,858
Other receivables	(8,103)	94	(8,695)	3,462
Prepaid expenses	26,575	47,539	(32,533)	(10,098)
Inventory	(110,675)	115,267	(543,614)	217,531
Accounts payable and accrued expenses	166,015	109,440	251,121	(303,227)
Accrued payroll	(1,465)	(7,871)	(55,348)	(32,228)
Income taxes payable and receivable	(25,815)	27,645	(432,616)	328,411
Deferred revenue	98,479	(320,688)	79,326	(683,614)
CASH PROVIDED BY OPERATING ACTIVITIES	(401,012)	423,913	(335,851)	1,738,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(24,546)	(6,459)	(47,508)	(11,502)
CASH (USED) FOR INVESTING ACTIVITIES	(24,546)	(6,459)	(47,508)	(11,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	(100,382)	-	(151,767)
Repayment of convertible debenture	-	-	-	(761,588)
Stock options exercised	10,000	-	10,000	-
CASH (USED) FOR FINANCING ACTIVITIES	10,000	(100,382)	10,000	(913,355)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(64,527)	271,894	160,001	347,666
NET INCREASE (DECREASE) IN CASH	(480,085)	588,966	(213,358)	1,161,162
CASH, beginning of period	2,458,785	1,353,716	2,192,058	781,520
CASH, end of period	$1,978,700	$1,942,682	$1,978,700	$1,942,682

Interest paid	$-	$-	$734	$22,503
Taxes paid	$114,067	$22,188	$643,618	$109,530

Other non-cash investing and financing activities:
Shares issued for services	$-	$54,000	$-	$54,000

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited financial statements of Superclick, Inc. as of July 31, 2010 and for the three and nine month periods ended July 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-K for the year ended October 31, 2009. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization
Superclick Networks, Inc. was organized on August 24, 2000, in Montreal, Quebec, Canada. Superclick, Inc. was incorporated on June 3, 1999.  As a result of a reverse merger in 2003, Superclick Networks, Inc. is considered the parent for financial reporting purposes.

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
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009

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

Advertising
The Company expenses all advertising as incurred. For the three months ended July 31, 2010 and 2009, the Company incurred approximately $48,098 and $28,021, respectively in marketing and advertising expense. For the nine months ended July 31, 2010 and 2009, the Company incurred approximately $83,860 and $37,829, respectively in marketing and advertising expense.

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

Fair Value of Financial Instruments
The Company’s financial instruments include cash and accounts receivable. The carrying amount of these financial instruments has been estimated by management to approximate fair value.

“Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

The company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of July 31, 2010.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of July 31, 2010.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of July 31, 2010.

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

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 –The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in its entirety. While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and did not result in any significant financial impact upon adoption.

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

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent). This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Since the Company does not currently have any such investments, it did not experience any impact on its financial statements upon adoption.

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

Recent Accounting Guidance Not Yet Adopted
In October 2009, the FASB issued ASU 2009-14—Software (Topic 985) which provides guidance on revenue recognition that will become effective for us beginning November 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers. At July 31, 2010, one customer accounted for 14% of accounts receivable.

During the three months ended July 31, 2010, one customer accounted for 20% of sales. During the nine months ended July 31, 2010, no customer accounted for more than 10% of sales.

During the three months ended July 31, 2009, one customer accounted for 11% of sales.  During the nine months ended July 31, 2009, no customer accounted for more than 10% of sales.

For the three months ended July 31, 2010 and 2009, approximately 34% and 29%, respectively, of the Company's net sales were made to customers outside the United States.

For the nine months ended July 31, 2010 and 2009, approximately 37% and 34%, respectively, of the Company's net sales were made to customers outside the United States.

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

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance at July 31, 2010 and October 31, 2009 consisted of $1,598,722 and $1,526,620, respectively, and is reported net of an allowance for doubtful accounts of $42,787 and $44,806, respectively.

NOTE C - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at July 31, 2010 and October 31, 2009:
	July 31,	October 31,
	2010	2009
Computer equipment	$579,513	$113,848
Allowance for obsolete inventory	(42,480)	(40,572)
Inventory, net	$621,993	$73,276

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2010 and October 31, 2009:

	July 31,	October 31,
	2010	2009
Computer hardware	$263,998	$205,834
Furniture & fixtures	151,874	145,052
Computer software	102,318	97,722
Leasehold improvements	34,132	32,599
Fabrication mold and dye	22,109	21,116
	574,431	502,323
Accumulated depreciation	(425,977)	(375,334)
Fixed assets, net	$148,454	$126,989

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

NOTE D - PROPERTY AND EQUIPMENT (Continued)

Depreciation expense for the three months ended July 31, 2010 and 2009 was $6,743 and $9,246, respectively. Depreciation expense for the nine months ended July 31, 2010 and 2009 was $32,700 and $32,340, respectively.

NOTE E – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at July 31, 2010 and October 31, 2009:

	July 31,	December 31,
	2010	2009
Trade payables	$541,813	$333,826
Professional fees	92,757	25,762
Accrued wages payable	230,958	276,722
Income taxes payable	(76,598)	330,718
Refunds payable	167,075	164,980
	$956,005	$1,132,008

As of July 31, 2010, accrued wages payable included $27,136 and $26,927 due to the CEO and CFO, respectively. As of October 31, 2009, accrued payroll included $101,184 and $56,612 due to the CEO and CFO, respectively.

Income taxes payable
During the three and nine months ended July 31, 2010 we recorded provisions for income taxes of $100,979 and $224,455, respectively, compared to $48,028 and $314,553 for the same period in 2009. During the three and nine months ended July 31, 2010 we made payments to the Canadian Federal and Provincial tax authorities of $114,067 and $643,618, respectively.

The Company recorded a provision for income taxes of $611,732 for the year ended October 31, 2009 based on a combined Canadian Federal and Provincial tax rate of 32%. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws and the possible outcomes of current and future audits.

NOTE F – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed. As of July 31, 2010, the deferred revenue balance of $1,340,280 consisted of $745,165 related to support and maintenance for multiple customers and $595,115 related to customer deposits for future hardware installations.

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

NOTE G - COMMITMENTS

In October 2009 the Company renewed a lease for office space. The lease extends through September 30, 2014 at a rate of $4,695 per month. During the three and nine months ended July 31, 2010, the Company incurred $11,416 and $40,196, respectively, in rent expense. During the three and nine months ended July 31, 2009, the Company incurred $15,678 and $44,442, respectively, in rent expense.

The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE H - PREFERRED AND COMMON STOCK

Preferred Stock
The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of July 31, 2010

Common Stock
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

During the nine months ended July 31, 2010, the Company received $10,000 upon the exercise of options and issued 200,000 shares of common stock.

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

The Company may issue each of the following under this Plan: Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award. The Plan was effectiveApril 9, 2004 (the "Effective Date"), provided that within one year of the Effective Date, the Plan shall have been approved by at least a majority vote of stockholders. No Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award shall be granted pursuant to the Plan ten years after the Effective Date.

During the year ended October 31, 2009, 100,000 options were canceled and none granted or exercised.

During the nine months ended July 31, 2010, 639,856 common stock options with a weighted average exercise price of $0.465 expired. In addition, the Company received $10,000 upon the exercise of options to acquire 200,000 shares of common stock.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

NOTE I – STOCK INCENTIVE PLANS

The 2004 Incentive Stock Option Plan
The following table summarizes the Company's stock option activity for the nine months ended July 31, 2010:

	July 31, 2010
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	13,212,500	$0.056
Granted	-	-
Forfeited	-	-
Exercised	(200,000)	0.050
Outstanding at end of year	13,012,500	0.056

Options exerciseable at year end	13,012,500

The following table summarizes information about the Company's stock options outstanding at July 31, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At July 31,	Contractural	Exercise	Number	Exercise
Prices	2010	Life (years)	Price	Outstanding	Price

0.65	137,500	-	0.650	137,500	0.650
0.05	12,875,000	-	0.050	12,875,000	0.050
Total	13,012,500	-	$0.056	13,012,500	$0.056

The Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants. The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future. During the nine months ended July 31, 2010 and the years ended October 31, 2009 and 2008, the Company recognized no compensation expense related to stock options. The Company has recorded compensation expense of $767,017 through July 31, 2010 for stock option awards.

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

No awards under the Non-Employee Director's Stock Incentive Plan were granted or issued during the nine months ended July 31, 2010

From inception through October 31, 2009, the Company has issued 2,569,772 shares to our directors under this stock incentive plan.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

NOTE J – RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company’s Board of Directors, provides consulting services to the Company in exchange for monthly compensation of $5,000 and related expenses. During the three and nine months ended July 31, 2010, Mr. Pitcher received $15,300 and $48,625, respectively. During the three and nine months ended July 31, 2009, Mr. Pitcher received $15,300 and $48,148, respectively.

Mr. Ronald A. Fon became a Director of the Company during February 2009. Mr. Fon is also a principal with a firm that provides investor relations (IR) consulting services to the Company for monthly compensation of approximately $3,431. During the three and nine months ended July 31, 2010 approximately $14,228 and $45,998, respectively was paid to the IR firm. During the three and nine months ended July 31, 2009 approximately $9,400 and $12,500, respectively was paid.

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

Results of Operations

THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009

Revenue

Net Revenue for the three months ended July 31, 2010 decreased $65,348 or -3.0% to $2,145,571 compared to $2,210,919 for the three months ended July 31, 2009. Service revenue increased by 1.1% while net sales were slightly down by -6.5%, which when combined produced the 3% unfavorable sales variance. Net Revenue for the nine months ended July 31, 2010 increased by 7.2% or $397,926 to $5,927,930 compared to $5,530,004 for the nine months ended July 31, 2009. The favorable variance was mainly due to a 14.3%, or $388,960 increase in services revenue.

Gross Profit

Gross profit for the three months ended July 31, 2010 decreased by $136,337 to $976,267 compared to $1,112,604 for the three months ended July 31, 2009. Year to date gross profit decreased by $64,806 to $2,838,079 compared to $2,902,885 for the nine months ended July 31, 2009. The gross margin for the current period was 45.5% compared to 50.3% last year whereas the year to date margin was 47.9% compared to 52.5% for the previous year. The main reason for the unfavorable margin for both the quarter and year to date was due to increases in cost of sales to support the services revenue. The increases consisted mainly of human capital to strengthen the network operating centre.

Selling, General and Administrative

Selling, General and Administrative expenses for the three months ended July 31, 2010 and 2009 were $612,477 and $701,544, respectively; a 12.7% reduction. For the nine months ended July 31, 2010 selling, general and administrative expenses increased $448,003 or 29.2% to $1,979,954 compared to $1,531,951 last year. The unfavorable variance for the nine months ended July 31, 2010 was mainly due to increases in selling and marketing expenses related to increases in sales force, business development and marketing and conference costs.

Research and Development

Research and development expenses for the three months ended July 31, 2010 and 2009 remained virtually unchanged at $64,184 and $65,278, respectively.  Research and development expenses for the nine months ended July 31, 2010 and 2009 were $190,265 and $154,684, respectively.  The increases were mainly due to the addition of human capital.

Income from operations

As a result of above, income from operations for the three months ended July 31, 2010 was $292,863 or 13.6% of net revenue compared to $336,536 or 15.2% of net revenue for the three months ended July 31, 2009.  Income from operations for the nine months ended July 31, 2010 was $635,159 or 10.7% of net revenue compared to $1,183,910 or 21.4% of net revenue for the nine months ended July 31, 2009.

Other Income and Expense

The total other income and expense for the three months ended July 31, 2010 and 2009 was income of $255 and $4,465, respectively.  The total other income and expense for the nine months ended July 31, 2010 and 2009 was income of $1,503 and $58,110, respectively.  The $56,607 nine month decrease in other income was primarily due to the 2009 recognition of a $86,167 gain on the forgiveness of convertible debentures offset by higher interest expense of $28,611 in 2009.

Net Income

The net income before income taxes for the three months ended July 31, 2010 was $293,118 or 13.7% of net revenue compared to $341,001 or 15.4% of net revenue during the three months ended July 31, 2009.  The Company recorded a provision for income taxes of $100,979 during the three months ended July 31, 2010 compared to $48,028 in 2009.  Third quarter 2010 net income was $192,139 or 9.0% of net revenue compared to $292,973 or 13.3% of net revenue during 2009 representing a decrease of $100,834.

The net income before income taxes for the nine months ended July 31, 2010 was $636,662 or 10.7% of net revenue compared to $1,242,020 or 22.5% of net revenue during the nine months ended July 31, 2009.  The Company recorded a provision for income taxes of $224,455 during the nine months ended July 31, 2010 compared to $314,553 in 2009.  Net income for the nine months ended July 31, 2010 was $412,207 or 7.0% of net revenue compared to $927,467 or 16.8% of net revenue for the same period last year.

Net Income Per Common Share

For the three months ended July 31, 2010, the net income per common share basic and diluted was $0.00 compared to $0.01 basic and $0.00 diluted for the three months ended July 31, 2009.  The basic and fully diluted weighted average shares for the quarter were 45,416,695 and 58,524,751, respectively.  The basic and fully diluted weighted average shares for the third quarter of 2009 were 45,272,356 and 59,341,379, respectively.

For the nine months ended July 31, 2010, the net income per common share basic and diluted was $0.01 compared to $0.02 basic and diluted for the nine months ended July 31, 2009.  The basic and fully diluted weighted average shares for the first nine months of fiscal 2010 were 45,347,066 and 58,524,751, respectively.  The basic and fully diluted weighted average shares for the first nine months of fiscal 2009 were 45,075,689 and 59,505,600, respectively.

Financial Condition

From inception to July 31, 2009, we have incurred an accumulated deficit of $4,183,512.  This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued operating losses.  However, from 2007 through the current quarter we have experienced stabilization in our business and implemented efficiency initiatives that have resulted in a larger customer base and improved profitability that has allowed us to reduce our accumulated deficit by $4,119,363 from its high of $8,302,875 on January 31, 2007.

During the three and nine months ended July 31, 2010 we had a net decrease in cash of $480,085 and 213,358, respectively.  Total cash resources as of July 31, 2010 were $1,978,700 compared to $2,192,058 at October 31, 2009.

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

The Company's Liquidity Plan

Net income for the nine months ended July 31, 2010 was $412,207 compared to $927,467 for the nine months ended July 31, 2009 and the operations used $335,851 of cash compared to providing $1,738,353 for the nine months ended July 31, 2009.

During the years ended October 31, 2009 and 2008 and the nine months ended July 31, 2010, the Company has financed operations solely with cash generated through sales and the collection of its accounts receivable.

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

Off-Balance Sheet Arrangements

At July 31, 2010 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

Operating lease obligations: Operating lease obligations consist of office rental commitment for our offices in Montréal, Québec, Canada. On October 1, 2009 we renewed a lease for office space in Montréal. The lease extends through September 30, 2014 at a rate of $4,695 per month.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three and nine months ended July 31, 2010. However, there can be no assurance our business will not be affected by inflation in the future.

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

As of July 31, 2010, we had exercisable stock options outstanding to purchase 13,012,500 shares of common stock. To the extent such options are exercised there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of July 31, 2010, a total of 10,106,001 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. As of February 15, 2008, Rule 144 was amended to provide that a person who is not affiliated with the issuer, holding restricted securities for a period of six months may thereafter sell those securities, if the issuer is current with its reporting requirements. Persons who are not affiliated with the issuer and who have held their restricted securities for at least one year are not subject to any limitations. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None.

Item 6. Exhibits and Reports On Form 8-K.

(a)  Exhibits

31.1  Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2  Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1  Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2  Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

(b) Reports on Form 8-K

On June 16, 2010, the Company filed form 8-K with the SEC announcing the results of our annual general meeting held on June 15, 2010.

On June 16, 2010, the Company filed form 8-K with the SEC reporting our results of operations for the three and six months ended April 31, 2010.

On June 4, 2010, the Company filed form 8-K with the SEC announcing our annual general meeting for the 2009 fiscal year.

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

Date: August 27, 2010	Superclick, Inc.
/s/ Sandro Natale
Name: Sandro Natale
Title: President & CEO