Form 10-K
period 2010-10-31
SUPERCLICK INC
filed 2011-02-03
CIK 1104891

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2010 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 333-31238

SUPERCLICK, INC.
(Exact name of registrant as specified in its charter)

Washington	52-2219677
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on January 11, 2011 (based on the closing sale price of US $0.21 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $7,353,238. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding on January 11, 2011 was 45,959,870.

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

The Company emerged from the development stage during the year ended October 31, 2005. The primary objective is to continue to globally expand the installed room base and to provide 24/7/365 customer support.  At present, the Company has installed its IP management products in approximately 125,000 rooms.

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

We market and install SIMS™ as part of a turnkey hardware and software deployment for our customers and also provide guest service support through our 24/7/365 helpdesk. SIMS™ is typically deployed with hardware, which provides High Speed Internet Access (HSIA) via Ethernet, DSL, WiFi or in combination.  Our SIMS™ platform has been successfully deployed in approximately 550 hotels globally.

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

We have many competitors that contend for the same customers.  They are competent, experienced and range in size from several hundred of thousands of dollars in annual revenue to several million of dollars in annual revenue.  Many of our competitors also have significantly greater resources than we do.  Approximately 54% of our revenue is based on one time installation type sales and we continue to look at ways to improve our recurring revenue model through service and customer support.  We have achieved a level of trust with each of our clients that is comfortable, but not secure.  We recognize that our niche areas are desirable to other professional service firms, and we continuously seek to improve within these niches rather than expanding to new areas.

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

ITEM 1A.  RISK FACTORS

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

▪	reductions in the prices of services offered by competitors;
▪	the level and timing of legal and other expenses (including settlement costs) associated with our ongoing litigation and potential indemnification obligations; and
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

Nomadix, Inc. has asserted that we and our customers are infringing on its intellectual property. Whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, which could harm our business.

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

We have been named in a complaint by Nomadix, Inc. alleging that we and our customers are infringing on certain of its patents.  In addition, as discussed in the following risk factor, we could be named in a lawsuit brought by a party claiming patent infringement by several of our customers.

We believe we have meritorious defenses to these current and potential allegations. Responding to and defending against claims may cause us to incur significant expense and divert the time and efforts of our management and employees. Successful assertion of such claims could require that we pay substantial damages or ongoing royalty payments, prevent us from selling our products and services, damage our reputation, or require that we comply with other unfavorable terms, any of which could materially harm our business. We may also have to incur substantial cost in re-designing our products and services to avoid infringement claims. In addition, we may decide to pay substantial settlement costs in connection with any claim or litigation, whether or not successfully asserted.

Litigation with respect to intellectual property rights in the networking and Internet access industries is not uncommon and can often involve patent holding companies who have little or no product revenue and against whom our own patents may provide little or no deterrence. As our customers increasingly demand that we indemnify them broadly from all damages and losses resulting from intellectual property litigation against them, we may also be obligated to indemnify our customers or business partners in connection with any such litigation, which could further exhaust our resources. See the following risk factor.  In addition, disputes regarding our intellectual property rights may dissuade potential customers from purchasing such products and services. As such, third-party claims with respect to intellectual property may reduce sales of our products and services, and may have a material and adverse effect on our business.

We may be subject to indemnification obligations to our customers related to patent infringement suits brought against them.

Several companies providing public Internet access, including some of our customers, have been named in a lawsuit brought by a party claiming patent infringement. Because our service contracts with these customers generally require us to indemnify them for patent infringement claims and damages relating to their use of our intellectual property, and our ability to terminate our customer agreements to prevent future infringement is limited, we may be required to fund the ongoing litigation between our customers and that plaintiff, and pay damage awards relating thereto.  These or other future indemnification obligations could materially and adversely affect our business, results of operations and financial position.  In addition, if we are named in the lawsuit, it will require us to incur legal expenses, which will have a negative impact on our business, results of operations and financial position. This in turn, may have a negative impact on our stock price.

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

The present economic slowdown and the uncertainty over its breadth, depth and duration have left it unclear whether the lodging industry’s growth will increase.  Many economists have reported that the U.S. economy is in a recession.  Recent substantial increases in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity that could stem from higher fuel costs, could also reduce demand for our customers’ hotel rooms which could result in lower demand for our solutions.  Accordingly, our financial results and growth could be harmed if the economic slowdown continues for a significant period or becomes worse or if transportation costs remain at current high levels for an extended period or increase further.

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

As of October 31, 2010, we had exercisable stock options outstanding to purchase 12,725,000 shares of common stock.  To the extent such options are exercised there will be further dilution.  In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of October 31, 2010, a total of 10,105,896 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration.  As of February 15, 2008, Rule 144 was amended to provide that a person who is not affiliated with the issuer, holding restricted securities for a period of six months may thereafter sell those securities, if the issuer is current with its reporting requirements.  Persons who are not affiliated with the issuer and who have held their restricted securities for at least one year are not subject to any limitations.  Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our research and development activities and administrative offices are located in Montreal, Quebec, Canada.  Superclick, Inc. does not own any real property. The following information presents certain information about our leased properties:

	Approximate	Date Current
Location	Square Feet	Expires	Monthly Rent

10222 St-Michel Boulevard	5,900 sq. ft.	Sept. 30, 2014	US$	4,695
Suite 300 Montreal, Quebec
CANADA H1H 5H1

ITEM 3.  LEGAL PROCEEDINGS

On November 17, 2009 we were named as a defendant in Nomadix, Inc. v. Hewlett-Packard Company, et al., a lawsuit filed in the United States District Court for the Central District of California. Nomadix alleges that we infringe U.S. Patent Nos. 6,130,892, 7,088,727, 7,554,995, 6,636,894, 7,194,554, 6.868,399 and 7,689,716 by the use of our network gateway devices that connect computers and mobile devices to a network.  The lawsuit includes claims that relate to technology that is material to our products and services. In relation to its claims under each patent, Nomadix, Inc. seeks a compensatory damages and a permanent injunction against infringement by us, and a trebling of any damages based on an allegation of willful infringement.  We believe we have meritorious defenses to the claims and intend to defend ourselves vigorously.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC Bulletin Board under the symbol "SPCK.OB". The following table lists the high and low closing price for our common stock as quoted on the OTC Bulletin Board during each quarter within the last two fiscal years.

These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Low	High
2009

First Quarter	$.03	$.13
Second Quarter	$.08	$.17
Third Quarter	$.11	$.18
Fourth Quarter	$.09	$.15

2010

First Quarter	$.11	$.15
Second Quarter	$.11	$.14
Third Quarter	$.11	$.13
Fourth Quarter	$.10	$.17

On January 7, 2011, the closing price was $0.21 for our stock.

Holders

Excluding equity held through CEDE, there are approximately one thousand one hundred ninety-five (1,125) holders of record of common equity as of January 7, 2011

Dividends

We have not declared any dividends on our common stock during the last three fiscal years and we do not expect to declare dividends in the foreseeable future since we intend to utilize our earnings, if any, to finance our future growth, including possible acquisitions.

Transfer Agent

The Transfer Agent and Registrar for our common stock is First American Stock Transfer.  Their address is 706 East Bell Road, Suite 202, Phoenix, AZ, 85022 and its telephone number at that location is 602-485-1346.

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

During the year ended October 31, 2010, 1) 777,356 common stock options with a weighted average exercise price of $0.50 expired and 2) the Company received $17,500 upon the exercise of options to acquire 350,000 shares of common stock.  No options were granted.  The Company has recorded compensation expense of $767,017 through October 31, 2010.

On October 30, 2010, the Board of Directors approved the extension of the expiration date of options granted by the Company on October 30, 2006 to purchase 12,725,000 shares of the Company’s common stock.  Pursuant to the amended option agreements, the new expiration date for the options is October 31, 2012 and the exercise price of the options was adjusted to $0.0504 from the original exercise price of $0.05.  The exercise price was increased to $0.0504 from $0.0500 in order to fully capture the expense of $5,090 that would have been recorded by the Company had the original exercise price remained unchanged from $0.0500.

The following table summarizes the Company's stock option activity for the year ended October 31, 2010 and 2009:

	2009		2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	13,952,356	$0.075	13,852,356	$0.075
Granted	-	-	-	-
Forfeited	(100,000)	0.050	(777,356)	0.500
Exercised	-	-	(350,000)	0.050
Outstanding at end of year	13,852,356	0.075	12,725,000	0.050

Options exerciseable at year end	13,852,356		12,725,000

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

No awards under the Non-Employee Director's Stock Incentive Plan were granted or issued during the year ended October 31, 2010

From inception through October 31, 2010, the Company has issued 2,569,772 shares to our directors under this stock incentive plan.

Common Stock

Private Placement and Warrant Activity

In August of 2005, we issued $2,250,000 of convertible debentures with 965,997 warrants attached.  These warrants were canceled pursuant to a settlement agreement dated January 23, 2009 whereby the Company made a $726,079 settlement payment in full satisfaction of our outstanding debentures.

Stock issued for Services

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

No stock was issued for services during the year ended October 31, 2010.

Stock Options

On October 30, 2006 the Board of Directors increased the employee stock option pool established by the employee stock option plan to 30,000,000 from 3,500,000.

During the year ended October 31, 2009, 100,000 options were canceled, and none were granted or exercised.

During the year ended October 31, 2010, 1) 777,356 common stock options expired, 2) the Company received $17,500 upon the exercise of options to acquire 350,000 shares of common stock and 3) The Board of Directors approved the extension of the expiration date of 12,725,000 options to October 31, 2012 and increased the exercise price to $0.0504 from $0.05.

On October 30, 2010, the Board of Directors approved the extension of the expiration date of options granted by the Company on October 30, 2006 to purchase 12,725,000 shares of the Company’s common stock.  Pursuant to the amended option agreements, the new expiration date for the options is October 31, 2012 and the exercise price of the options was adjusted to $0.0504 from the original exercise price of $0.05.  The exercise price was increased to $0.0504 from $0.0500 in order to fully capture the expense of $5,090 that would have been recorded by the Company had the original exercise price remained unchanged from $0.0500.

Warrants

At October 31, 2009 the Company had no warrants outstanding.  The 965,997 warrants related to the convertible debentures which entitled the holder thereof the right to purchase one common share for each warrant were canceled as a result of the debenture settlement on January 23, 2009.  No other warrant activity occurred during 2010 and 2009.

ITEM 6.  SELECTED FINANCIAL DATA

Smaller reporting companies:

A registrant that qualifies as a smaller reporting company, as defined by §229.10(f)(1), is not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

The Company has agreed, on occasion, to sell equipment under lease.   The Company uses the Leases Topic of the FASB ASC 840, Leases, to evaluate whether an arrangement is a lease and the classification of the lease.  Arrangements not within the scope of the accounting standard are accounted for either as a sales or services arrangement, as applicable.   A lease arrangement that transfers substantially all the benefits and risks incident to ownership of the equipment is classified as a sales-type lease; otherwise the lease is classified as an operating lease.  We currently have no operating leases.

For sales-type leases, the revenue allocated to the equipment is recognized when the lease term commences, which the Company deems to be when all of the following conditions have been met: (i) the equipment has been installed (ii)  receipt of the written customer acceptance certifying the completion of installation, provided collectability is reasonably assured.  The initial revenue recognized for sales-type leases consists of the initial payments received and the present value of future payments computed at the interest rate implicit in the lease.  The determination of the fair value of the leased equipment requires judgment and can impact the split between revenue and finance income over the lease term.

Finance income is recognized over the term of the lease or over the period of time specified in the sales arrangement, provided collectability is reasonably assured.

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

Results of Operations

Twelve Months Ended October 31, 2010 and 2009

Revenue

During the year ended October 31, 2010, revenue increased $1,404,122 or 18.3% to $9,093,208 compared to $7,689,086 for the year ended October 31, 2009.  The favorable sales variances were incurred in both revenue streams.  Compared to the previous year, net service revenue which includes installation revenue increased 26.0% to $4,942,469 from $3,924,024 in 2009 and services revenue which includes guest support services increased 10.2% to $4,150,739 from $3,765,062 in 2009. The Superclick solution continues to receive strong validation from new clients and existing clients.  Along with year over year increases in net sales, the Company was able to secure support contracts not only with new customers but successfully renew services with existing clients.

Gross Profit

Gross profit for the year ended October 31, 2010 increased by $102,024 or 2.6% to $4,075,882 compared to $3,973,858 for the year ended October 31, 2009.  Gross margin for the current year was 44.8% compared to 51.7% the previous year.  The unfavorable margin was due to increases in cost of sales to support the services revenue. The increases consisted mainly of human capital to strengthen both the call center and the network operating center expertise.  A higher skill level Call Center and NOC is required to adequately service our target market which includes some of the most prestigious brands in the industry. Accordingly, the support centers’ operated at a lower margin than the previous year.

Selling, General and Administrative

For the years ended October 31, 2010 and 2009, selling, general and administrative expenses were $2,584,065 and $1,868,656, respectively. The $715,409 or 38.3% increase in SG&A was primarily due to approximately $564,000 increase in sales and marketing expenses and $163,000 increase in general expenses.

The unfavorable sales and marketing variance was attributable to essentially two categories.  Namely, costs associated with the increase of human capital and the greater participation in industry conferences and other business development costs.  Human capital increases represented approximately 60% of the total variance.

The increase in general expenses was mainly due to increases in legal costs.

Research and Development

For the years ended October 31, 2010 and 2009, research and development expense was $284,226 and $217,211, respectively.  The $67,015 or 30.9% year-over-year increase was mainly due to increases in human resources to further solidify our solutions.

Income from operations

Income from operations for the year ended October 31, 2010 was $1,162,632 or 12.8% of net revenue compared to $1,845,665 or 24.0% of net revenue for the year ended October 31, 2009; a $683,033 or 37.0% decrease.

Other Income and Expense

Total other income and expense for the year ended October 31, 2010 was income of $1,794 compared to income of $58,192 in 2009.

Interest income for the years ended October 31, 2010 and 2009 was $3,163 and $584, respectively.

Interest expense for the years ended October 31, 2009 and 2008 was $1,369 and $31,689, respectively.  The decrease in interest expense is primarily due to only one month of debenture interest in 2009 compared to nil in 2010.

During the years ended October 31, 2010 and 2009, the Company recognized a gain on the forgiveness of debt of $0 and $89,297, respectively.  $79,970 of the 2009 gain was the result of a negotiated decrease in repayment amount for the debenture in exchange for the settlement of the balance.  The remainder of the gain was due to a reduction in the amounts agreed to be paid on three Hotel Net notes in exchange for early settlement.

Net Income

The net income before income taxes for the year ended October 31, 2010 was $1,164,426 or 12.8% of net revenue compared to $1,903,857 or 24.8% of net revenue during the year ended October 31, 2009.  The Company recorded $373,904 in income tax expense during the year ended October 31, 2010 compared to $611,732 in 2009.  As a result, net income for the year ended October 31, 2010 was $790,522 or 8.7% of revenue and $501,603 or 38.8% lower compared net income of $1,292,125, or 16.8% of revenue for 2009.

Net Income (Loss) Per Common Share

For the years ended October 31, 2010, the net income per common share basic was $0.02 and $0.01 fully diluted, compared to $0.03 basic and $0.02 fully diluted for the year ended October 31, 2009.  The basic and fully diluted weighted average shares for the current fiscal year end was 45,424,991 and 58,149,991, respectively.  The basic and fully diluted weighted average shares for the year ended October 31, 2009 was 45,134,205 and 58,986,561, respectively.

FINANCIAL CONDITION

From inception to October 31, 2010, we have incurred an accumulated deficit of $3,805,197.  This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as past operating losses.  Beginning in 2007 we have experienced stabilization in our business and implemented efficiency initiatives that have resulted in a larger customer base and improved profitability.  This has allowed us to reduce our accumulated deficit by $4,497,678 from its high of $8,302,875 on January 31, 2007.

From inception through 2005, we financed our operations primarily through debt and equity financing.  However, during the past five fiscal years all prior debts have been repaid and operations have been financed solely from operating earnings.  During the year ended October 31, 2010 we had a net decrease in cash of $99,249.  Total cash resources as of October 31, 2010 was $2,092,809 compared with $2,192,058 at October 31, 2009.

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

The Company's Liquidity Plan

During the years ended October 31, 2010 and 2009, the Company has financed operations solely with cash generated through sales and the collection of its accounts receivable.

Net income for the year ended October 31, 2010 was $790,522 compared to $1,292,125 for the year ended October 31, 2009.  During 2010 operations used $238,155 compared to providing $2,009,223 for the year ended October 31, 2009.

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

Our need to raise additional equity or debt financing and our ability to generate cash flow from operations will depend on future performance and our ability to successfully implement business and growth strategies.  Our performance will also be affected by prevailing economic conditions.  Many of these factors are beyond our control.  If future cash flows and capital resources are insufficient to meet our commitments, we may be forced to reduce or delay activities and capital expenditures or obtain additional equity capital.  In the event that we are unable to do so, we may be left without sufficient liquidity.

Off-Balance Sheet Arrangements

At October 31, 2010 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

Operating lease obligations:  Operating lease obligations consist of office rental commitment for our offices in Montréal, Québec, Canada.   On October 1, 2009 we renewed a lease for office space in Montréal.  The lease extends through September 30, 2014 at a rate of $4,695 per month.

At October 31, 2010, our contractual obligations under this lease were as follows:

2011	56,340
2012	56,340
2013	56,340
2014	51,645
2015 and thereafter	-
$220,665

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Rates

A majority of our revenue, expense, and capital purchasing activities are transacted in and exposed to the Canadian dollar and changes in the currency exchange rate.  We do not use derivative financial instruments to manage exchange rate risk.  Realized gains and losses resulting from the settlement of accounts in the foreign currency are recorded to operating income during the period incurred with changes due to conversion of the financial statements of our Canadian subsidiary into US dollars recorded to shareholder’s equity.  During the year ended October 31, 2010 and 2009, the Company realized losses of $252,790 and $240,483, respectively related to the settlement of accounts in foreign currency primarily as a result of the strengthening Canadian dollar relative to other currencies.  Management does not currently intend to initiate a hedging program.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the year ended October 31, 2010.   However, there can be no assurance our business will not be affected by inflation in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is submitted as a separate section of this Form 10-K. See REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS, Page 34.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no reportable events of the type described in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 9A.  CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

As of October 31, 2010, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be effective.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has been effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this prospectus.

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended October 31, 2010.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

Limitations on the Effectiveness of Controls and Other Matters

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In Compliance With Section 16(a) Of The Exchange Act As of October 31, 2009, our executive officers, directors and key employees, their positions and their ages are as follows:

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position

Todd M. Pitcher	42	Chairman of the Board

Sandro Natale	41	CEO, President and Director

Jean Perrotti	48	CFO and Principal Accounting Officer

Paul Gulyas	54	Director

George Vesnaver	53	Director

Ronald A. Fon	43	Director

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

JEAN PERROTTI – Mr. Perrotti has been CFO and Principal Accounting Officer for our Company since November 2005. Mr Perrotti was most recently a senior consultant providing CFO assistance to a variety of industries including SOX consulting services. Before managing a successful consulting career, he held various senior financial roles including CFO of Normex Telecom Inc / Cygnal Technologies Inc a leading Canadian provider of network communication solutions. Prior to joining Cygnal, Mr. Perrotti held Controllership positions with a food ingredient manufacturer and a fashion belt manufacturer. Mr. Perrotti began his career as a financial auditor with a public accounting firm situated in Montreal. Mr. Perrotti holds a Bachelor Degree of Commerce from Concordia University, is a member of the Order of Certified General Accountants of Canada, a member of the Association of Certified Design Accountants, an accredited member of the Guild of Industrial, Commercial and Institutional Accountants, a member of the European Accounting Association and an affiliate member of the Association of International Accountants.

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

16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended October 31, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2010 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of Superclick, Inc. received compensation in excess of $100,000 during fiscal year 2010.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Sandro	2010	$162,821	$89,552
Natale, CEO	2009	$149,603	$139,350	—	—	—	—	—
	2008	$178,786	—	—	—	—	—	—
Jean Perrotti,	2010	$144,213	$37,216
CFO	2009	$132,506	$34,195	—	—	—	—	—
	2008	$117,692	$29,198	—	—	—	—	—

OPTIONS AND STOCK APPRECIATION RIGHTS

During the year ended October 31, 2010 no options or stock appreciation rights were granted.

The Company has recorded option compensation expense of $767,017 from inception through October 31, 2010.

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

During the year ended October 31, 2010 no stock was awarded to our directors.

From inception through October 31, 2010, the Company has issued 2,569,772 shares to our directors under this stock incentive plan.

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

During the year ended October 31, 2010, 1) 777,356 common stock options expired, 2) the Company received $17,500 upon the exercise of options to acquire 350,000 shares of common stock and 3) The Board of Directors approved the extension of the expiration date of 12,725,000 options to October 31, 2012 and increased the exercise price to $0.0504 from $0.05.  As of October 31, 2010, the Company had 12,725,000 outstanding options all of which were exercisable.  The value to the company of the exercisable options based on their actual strike prices is $641,340.

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

EMPLOYMENT AGREEMENTS

SANDRO NATALE - Mr. Natale's employment with us is governed by an employment agreement entered into between he and Superclick, Inc. The agreement provides for term of employment that may be extended for additional one (1) year periods.  Mr. Natale was entitled to receive a base salary equal to CDN $181,597 plus bonus based on certain thresholds being met.

JEAN PERROTTI Mr. Perrotti's employment with us is governed by an employment agreement entered into between he and Superclick, Inc. The agreement provides for term of employment that may be extended for additional one (1) year periods.  Mr. Perrotti was entitled to receive a base salary equal to CDN $160,843 plus bonus based on certain thresholds being met.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 31, 2010, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group.  The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.  Unless otherwise indicated, the address of each of the following persons is 10222 St-Michel Blvd., Suite 300
Montreal, Quebec, H1H 5H1.

Name	Shares Beneficially Owned	Percent of Class
Sandro Natale (Canada)	6,589,430	13.38%

Jean Perrotti (Canada)	2,400,000	4.99%

Todd M. Pitcher	828,359	1.81%

George Vesnaver (Canada)	574,882	*

Paul Gulyas (Canada)	551,782	*

All Officers and
Directors as a Group	10,944,453	18.74%

(*) means less than 1.0%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE

Mr. Pitcher, Chairman of our company, provides consulting services to us in exchange for monthly compensation of $5,000 plus related expenses.  Mr. Pitcher is also President of Aspire Clean Tech Communications who provides us with business services support.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)	Audit Fees

The aggregate fees billed for professional services rendered by Bedinger & Company for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2009 were $63,595.  Additionally, Bedinger & Company has charged $5,000 for tax preparation services for fiscal year 2010.

(2)	Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Bedinger & Company for fiscal years 2010.

(3)	Audit Work Attributed to Persons Other than Bedinger & Company’s Full-time, Permanent Employees.

Not applicable.

ITEM 15.  EXHIBITS LISTS AND REPORTS ON FORM 8-K.

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

10.1 2004 Incentive Stock Option Plan dated April 8, 2004 (Incorporated by reference filed with the Company's Form 8-K on May 7, 2002 as Exhibit 4.1).

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

13.1 Annual report to shareholders for the fiscal year ended October 31, 2009 (Incorporated by reference filed as form 10-K on January 13, 2010).

13.2 Quarterly report to shareholders for quarter ended January 31, 2010 (Incorporated by reference filed as form 10-Q on March 16, 2010).

13.3 Quarterly report to shareholders for quarter ended April 30, 2010 (Incorporated by reference filed as Form 10-Q on June 14, 2010).

13.3 Quarterly report to shareholders for quarter ended July 31, 2009 (Incorporated by reference filed as Form 10-Q on September 13, 2010).

17.1 Resignation of Wendy Borow Johnson from the Company's board of directors (Incorporated by reference filed with the Company’s 8-K on February 19, 2009).

17.2 Modification of outstanding stock options (Incorporated by reference filed with the Company’s Form 8-K on November 3, 2010).

20.2 Annual financial update via press release (Incorporated by reference filed with the Company’s Form 8-K on January 14, 2010).

20.3 Annual Shareholder Meeting presentation (Incorporated by reference filed with the Company’s Form 8-K on June 4, 2010).

20.4 Quarterly financial update via press release (Incorporated by reference filed with the Company’s Form 8-K on June 15, 2010).

20.5 Annual Shareholder Meeting presentation (Incorporated by reference filed with the Company’s Form 8-K on June 15, 2010).

23.1 Consent of Independent Public Accountant, dated January 12, 2011.

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

Date: January 12, 2011	Superclick, Inc.

	By:	/s/ Sandro Natale
Sandro Natale
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Sandro Natale, January 12, 2011
Sandro Natale, Chief Executive Officer

/s/ Jean Perrotti, January 12, 2011
Jean Perrotti, Chief Financial Officer and Principle Accounting Officer

BOARD OF DIRECTORS

/s/ Todd M. Pitcher	Chairman and Secretary	January 12, 2011
Todd M. Pitcher

/s/ Sandro Natale	Director	January 12, 2011
Sandro Natale

/s/ Paul Gulyas	Director	January 12, 2011
Paul Gulyas

/s/ George Vesnaver	Director	January 12, 2011
George Vesnaver

SUPERCLICK, INC.

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2010 AND 2009

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statement of Stockholders’ Equity	F-4

Consolidated Statements of Comprehensive Income	F-5

Consolidated Statements of Cash Flows	F-6

Notes to the Financial Statements	F-7-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Superclick, Inc.

We have audited the accompanying consolidated balance sheet of Superclick, Inc. (the “Company”), as of October 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for the years ended October 31, 2010 and October 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superclick, Inc. as of October 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for the years ended October 31, 2010 and October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Bedinger & Company
Certified Public Accountants
Concord, California
January 11, 2011

SUPERCLICK, INC.
Consolidated Balance Sheets
	October 31,	October 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$2,092,809	$2,192,058
Accounts receivable, net (Notes A&B)	1,835,377	1,481,814
Income taxes receivable (Note C)	230,146	-
Inventory (Note D)	440,477	73,276
Financing receivables (Note B)	99,932	-
Other current assets	47,471	36,777
TOTAL CURRENT ASSETS	4,746,212	3,783,925
Fixed assets, net (Note E)	160,943	126,989
Financing receivables (Note B)	96,875	-
TOTAL ASSETS	$5,004,030	$3,910,914

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note F)	$1,515,245	$801,290
Income taxes payable (Note C)	-	330,718
Deferred revenue (Note G)	876,236	1,184,537
Deferred financing income (Note B)	21,875	-
TOTAL CURRENT LIABILITIES	2,413,356	2,316,545

Deferred financing income (Note B)	16,312	-
TOTAL LIABILITIES	2,429,668	2,316,545

Commitments (Note H)	-	-

STOCKHOLDERS' EQUITY (Note I)
Common stock, par value $.0006, 175,000,000 shares
authorized; issued and outstanding 45,662,251 and
45,312,251 at October 31, 2010 and 2009, respectively.	27,939	27,729
Additional paid-in capital	6,140,779	6,123,489
Accumulated deficit	(3,805,197)	(4,595,719)
Accumulated other comprehensive income (loss)
(Cumulative translation adjustment)	225,981	54,010
Treasury Stock	(15,140)	(15,140)
TOTAL STOCKHOLDERS' EQUITY	2,574,362	1,594,369
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,004,030	$3,910,914

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations
For the Years Ended October 31, 2010 and 2009
	Years Ended
	October 31,
	2010	2009
Revenue
Net Sales	$4,942,469	$3,924,024
Services	4,150,739	3,765,062
Net revenue	9,093,208	7,689,086
Cost of goods sold	5,017,326	3,715,228
Gross profit	4,075,882	3,973,858

Costs and Expenses
Selling, general & administrative	2,584,065	1,868,656
Research & development	284,226	217,211
Depreciation	44,959	42,326
Total costs and expenses	2,913,250	2,128,193

Income from operations	1,162,632	1,845,665

Other Income and (Expense)
Interest income	3,163	584
Interest expense	(1,369)	(31,689)
Gain on forgiveness of debt	-	89,297

Total other income and (expense)	1,794	58,192
Net income before income taxes	1,164,426	1,903,857
Income taxes	(373,904)	(611,732)
Net income	$790,522	$1,292,125

Net income per common share:
Basic	$0.02	$0.03
Diluted	$0.01	$0.02
Weighted average common shares outstanding:
Basic	45,424,991	45,134,205
Diluted	58,149,991	58,986,561

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Years Ended October 31, 2010 and 2009

						Accumulated
	Common Stock			Additional		Other		Total
	Number of			Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Payable	Capital	Deficit	Income (loss)	Stock	Equity
BALANCES October 31, 2008	44,937,251	$27,504	$18,000	$6,060,714	$(5,863,820)	$(212,989)	$(15,140)	$14,269

Shares issued during the period:
Shares issued for services	375,000	225.00	(18,000)	62,775				45,000
Other					(24,023)			(24,023)
Foreign Currency Translation Adjustment						266,999		266,999
Net profit					1,292,125			1,292,125
BALANCES October 31, 2009	45,312,251	$27,729	$-	$6,123,489	$(4,595,719)	$54,010	$(15,140)	$1,594,369

Stock options exercised	350,000	$210		$17,290				17,500
Foreign Currency Translation Adjustment						171,971		171,971
Net profit					790,522			790,522
BALANCES October 31, 2010	45,662,251	$27,939	$-	$6,140,779	$(3,805,197)	$225,981	$(15,140)	$2,574,362

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income
For the Years Ended October 31, 2010 and 2009

	Years Ended
	October 31,
	2010	2009

Net income	$790,522	$1,292,125

Other comprehensive income
Foreign currency translation adjustment	171,971	266,999

Net comprehensive income	$962,493	$1,559,124

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2010 and 2009

	Years Ended
	October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$790,522	$1,292,125
Adjustments to reconcile net income
to net cash provided (used) by operating activities:
Depreciation	44,959	42,325
Stock issued for services	-	54,000
Gain on forgiveness of debt	-	(89,297)
Deferred taxes	-	17,461
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	(417,596)	722,152
Other receivables	(37,616)	3,577
Prepaid expenses	(13,510)	(7,173)
Inventory	(350,558)	287,225
Accounts payable and accrued expenses	677,457	(264,537)
Accrued payroll	(49,303)	63,467
Income taxes payable and receivable	(531,804)	326,180
Deferred revenue	(350,706)	(438,282)
CASH PROVIDED BY OPERATING ACTIVITIES	(238,155)	2,009,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(70,427)	-
CASH (USED) FOR INVESTING ACTIVITIES	(70,427)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	(203,317)
Repayment of convertible debenture	-	(761,588)
Stock options exercised	17,500	-
CASH (USED) FOR FINANCING ACTIVITIES	17,500	(964,905)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	191,833	366,220
NET INCREASE (DECREASE) IN CASH	(99,249)	1,410,538
CASH, beginning of period	2,192,058	781,520
CASH, end of period	$2,092,809	$2,192,058

Interest paid	$1,367	$22,503
Taxes paid	$474,600	$137,622

Other non-cash investing and financing activities:
Shares issued for services	$-	$54,000

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

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
YEARS ENDED OCTOBER 31, 2010 AND 2009

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
YEARS ENDED OCTOBER 31, 2010 AND 2009

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
YEARS ENDED OCTOBER 31, 2010 AND 2009

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

Advertising
The Company expenses all advertising as incurred.  For the years ended October 31, 2010 and 2009, the Company incurred approximately $8,718 and $3,002, respectively, in advertising expense.

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments (Continued)
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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of October 31, 2010.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of October 31, 2010.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of October 31, 2010.

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
YEARS ENDED OCTOBER 31, 2010 AND 2009

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

Recent Accounting Pronouncements
On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 –The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company did not encounter any significant financial impact upon adoption.

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
YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements (Continued)
In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, this ASU did not have any impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted
In October 2009, the FASB issued ASU 2009-14—Software (Topic 985) which provides guidance on revenue recognition that will become effective for us beginning November 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have an impact on our financial statements.

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers.  At October 31, 2010, no customer accounted for 10% or more of accounts receivable.  At October 31, 2009, two customers individually accounted for 53% (41% and 12%) of accounts receivable.

During the year ended October 31, 2010 and 2009, no customer accounted for more than 10% of sales.

For the years ended October 31, 2010 and 2009, approximately 42% and 34%, respectively of the Company's net sales were made to customers outside the United States.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of credit risk (Continued)
The Company has been dependent on third-party equipment manufacturers, distributors, dealers, and contractors for all of its supply of communications equipment.  For the years ended October 31, 2010 and 2009, the Company’s three largest suppliers accounted for approximately 64% (26%, 23% and 15%) and 83% (38%, 30% and 15%) of product and service purchases, respectively.  The Company is dependent on the ability of its suppliers to provide products and services on a timely basis and on favorable pricing terms.

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE B – ACCOUNTS RECEIVABLE

Accounts Receivable

The accounts receivable balance of $1,835,377 as of October 31, 2010 is reported net of an allowance for doubtful accounts of $32,215

The accounts receivable balance of $1,481,814 as of October 31, 2009 is reported net of an allowance for doubtful accounts of $44,806.

Sales Type Lease Receivable

On July 1, 2010, the Company and The Regent Singapore (“TRS”) with 439 rooms entered into an Installation Agreement and Support Agreement.  Under the three year Support Agreement commencing on August 10, 2010, TRS will receive 24x7x365 helpdesk support for hotel guests and staff.  In exchange the Company will receive a monthly room fee and annual license fee.  Under the Installation Agreement TRS received a guest internet access infrastructure including networking equipment.  The sale price of the installation was $216,092.  The Company received a $45,000 payment and agreed to finance the remaining $171,092.

On July 14, 2010, the Company and InterContinental Hotels Group Resources, Inc. (“IHG”) with approximately 12,700 rooms on 111 properties entered into a Master Services Agreement.  Under the three year Agreement, IHG will receive 24x7x365 helpdesk support for hotel guests and staff and a wireless overlay infrastructure.  In exchange, the Company will receive a monthly room fee. Contained in the single monthly room fee is revenue for ongoing support and financing on the installation hardware and labor.  At the end of the 36 month term, ownership of the hardware passes to IHG.   The sale price of the installed hardware is $457,200 and includes hardware and installation which is being accounted for under the completed contract method.  Costs associated with the installation portion of the contract are being capitalized.  The Company expects to complete the installations and recognize the installed hardware portion of revenue and capitalized costs in the first quarter ending January 31, 2011.

Pursuant to ASC 840-10-25-1(a) and ASC 840-10-25-43(a), the terms of the agreements above dictate that the hardware and installation portion of the agreements be treated as sales-type capital leases.  As a result, the Company has recognized a lease receivable and unearned interest income liability on the equipment and installation portion of the agreements.

As of October 31, 2010 we have recorded $99,932 of current and $96,875 of non-current lease receivables.  Related to the above agreements is the current and not-current unearned interest income of $21,875 and $16,312, respectively, in the liability portion of our balance sheet.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE C – INCOME TAXES RECEIVABLE

As of October 31, 2010, $230,146 was accrued for income taxes receivable from the Canadian and Provincial taxing authorities.  During 2010, the Company recorded a provision for income taxes of $373,904 based on a combined Federal and Provincial tax rate of 31% and paid taxes of $474,600 based on the prior year’s taxable income.  However, the current year’s taxable income decreased resulting in a $230,146 receivable.

The Company updates the estimate of its annual effective tax rate at the end of each quarterly period.  The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws and the possible outcomes of current and future audits.

NOTE D - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method.   The following table represents the major components of inventory at October 31, 2010 and 2009:

	2010	2009
Computer equipment	$483,382	$113,848
Allowance for obsolete inventory	(42,905)	(40,572)
Inventory, net	$440,477	$73,276

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2010 and 2009:

	2010	2009
Computer hardware	$290,068	$205,834
Furniture & fixtures	153,395	145,052
Computer software	103,343	97,722
Leasehold improvements	34,474	32,599
Fabrication mold and dye	22,330	21,116
	603,610	502,323
Accumulated depreciation	(442,667)	(375,334)
Fixed assets, net	$160,943	$126,989

Depreciation expense for the years ended October 31, 2010 and 2009 was $44,959 and $42,325, respectively.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE F – ACCOUNTS PAYABLE

Accounts payable and accrued expenses consisted of the following at October 31, 2010 and 2009:

	October 31,
	2010	2009
Trade payables	$883,220	$333,826
Customer overpayments	176,487	164,980
Professional fees	184,318	25,762
Accrued wages payable	239,728	276,722
GST/QST tax payable	26,663	-
	$1,510,416	$801,290

As of October 31, 2010, accrued wages payable included $40,041 and $31,722 due to the CEO and CFO, respectively.  As of October 31, 2009, accrued wages payable included $101,184 and $56,612 due to the CEO and CFO, respectively.

NOTE G – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed.  As of October 31, 2010, the deferred revenue balance of $876,236 consisted of 1) $677,731 related to support and maintenance for multiple customers; 2) $198,505 related to customer deposits for future hardware installations.

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE H - COMMITMENTS

On October 1, 2010 the Company renewed a lease for office space.  The lease extends through September 30, 2014 at a rate of $4,695 per month.  At October 31, 2010, contractual obligations were as follows:
Rent
2011	56,340
2012	56,340
2013	56,340
2014	51,645
2015 and thereafter	-
$220,665

During the years ended October 31, 2010 and 2009, the Company incurred $55,870 and $62,058, respectively, in rent expense.

The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE I - PREFERRED AND COMMON STOCK

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance. No preferred shares have been issued as of October 31, 2010.

Common Stock Issued for Services

No stock was issued for services in 2010.

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE I - PREFERRED AND COMMON STOCK (Continued)

Common Stock Options

During the year ended October 31, 2010, 1) 777,356 common stock options with a weighted average exercise price of $0.50 expired and 2) the Company received $17,500 upon the exercise of options to acquire 350,000 shares of common stock.  No options were granted.  The Company has recorded compensation expense of $767,017 through October 31, 2010.

During the year ended October 31, 2009, 100,000 options were canceled and none granted or exercised.

NOTE J – STOCK INCENTIVE PLANS

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

During the year ended October 31, 2010, 1) 777,356 common stock options with a weighted average exercise price of $0.50 expired and 2) the Company received $17,500 upon the exercise of options to acquire 350,000 shares of common stock and.  No options were granted.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE J – STOCK INCENTIVE PLANS (Continued)

The 2004 Incentive Stock Option Plan (Continued)

On October 30, 2010, the Board of Directors approved the extension of the expiration date of options granted by the Company on October 30, 2006 to purchase 12,725,000 shares of the Company’s common stock, held by Sandro Natale, the Company’s Chief Executive Officer, Jean Perrotti, the Company’s Chief Financial Officer, Enrico Demarin, the Company’s director of technology and Cadilly Consultants, Ltd., an advisor to, and affiliate of, the Company.  Pursuant to the amended option agreements, the new expiration date for the options is October 31, 2012 and the exercise price of the options was adjusted to $0.0504 from the original exercise price of $0.05.  The exercise price was increased to $0.0504 from $0.0500 in order to fully capture the expense of $5,090 that would have been recorded by the Company had the original exercise price remained unchanged from $0.0500.  The company determined the new exercise price by subtracting the current fair value of the options from the fair value of the modified options.  The fair value of the 12,725,000 original and modified options was calculated using the Black-Scholes Option Pricing Model as of the date of extension using the following inputs: volatility; 1.7%, risk free interest rate; .375%, spot price; $0.16, time; 3 days for original options and 730 days for the modified options.  The fair value of the original options was $1,399,750 compared to the modified value of $1,404,840 resulting in an increase in the value of the modifications of $5,090 or $0.0004 per share.

The following table summarizes the Company's stock option activity for the year ended October 31, 2010 and 2009:

	2009		2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	13,952,356	$0.0750	13,852,356	$0.0750
Granted	-	-	-	-
Forfeited	(100,000)	0.0500	(777,356)	0.5000
Exercised	-	-	(350,000)	0.0500
Outstanding at end of year	13,852,356	$0.0750	12,725,000	$0.0504

Options exerciseable at year end	13,852,356		12,725,000

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE J – STOCK INCENTIVE PLANS (Continued)

The 2004 Incentive Stock Option Plan (Continued)

The following table summarizes information about the Company's stock options outstanding at October 31, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At October 31,	Contractural	Exercise	Number	Exercise
Prices	2010	Life (years)	Price	Outstanding	Price

$0.0504	12,725,000	-	$0.0504	12,725,000	$0.0504
Total	12,725,000	-	$0.0504	12,725,000	$0.0504

The Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.  The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future.  During the years ended October 31, 2010 and 2009, the Company recognized no compensation expense.  The Company has recorded compensation expense of $767,017 through October 31, 2010.

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

No awards under the Non-Employee Director's Stock Incentive Plan were granted or issued during the year ended October 31, 2010

From inception through October 31, 2010, the Company has issued 2,569,772 shares to our directors under this stock incentive plan.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE K – NET OPERATING LOSS CARRY FORWARD

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

During the year ended October 31, 2010, the U.S. based operation had a net loss of approximately $57,000.  A valuation allowance for the full amount of the net deferred tax asset has been recorded because of uncertainties as to the amount of taxable income that would be generated in future years.  The valuation allowance increased by approximately $22,800 for the year ended October 31, 2010, assuming a tax rate of 40%.

United States Corporation Income Taxes
Year of Loss (Income)	Amount	Expiration Date
October 31, 2010	$56,970	October 31, 2030
October 31, 2008	44,582	October 31, 2028
October 31, 2006	781,183	October 31, 2026
October 31, 2005	3,969,331	October 31, 2025
October 31, 2004	898,697	October 31, 2024
October 31, 2003	48,865	October 31, 2023
	$5,799,628

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

Canadian Subsidiary
During the year ended October 31, 2010, Superclick Networks, Inc. (SNI) generated net income for tax purposes of $1,391,875 CDN resulting in a provision for income taxes of $429,265 or 30.8% combined tax rate.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE K – NET OPERATING LOSS CARRY FORWARD (Continued)

Canadian Subsidiary (Continued)
During the year ended October 31, 2009, Canadian operations generated net income for tax purposes of $2,318,776 CDN resulting in a provision for income taxes of $701,862 or 30.3% combined tax rate.

SNI receives tax credits for research and development activities from Revenue Canada and reimbursement of certain research and development activities from the Province of Quebec.  During the year ended October 31, 2010 the Company assigned those tax credits against its income tax liability.

SNI pays and/or receives reimbursement of goods and services tax charged on the resale of goods and services transacted in Canada from both Federal and from the Provincial governments beyond the research and development tax credits described above.  As of October 31, 2010 and 2009, the Company recognized a payable of $26,663 and a receivable of $5,279, respectively, for those sales taxes.

NOTE L – RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company’s Board of Directors, provides consulting services to the Company in exchange for monthly compensation of $5,000 and related expenses.  During the year ended October 31, 2010, Mr. Pitcher received $65,637.  During the year ended October 31, 2009, Mr. Pitcher received $68,650.

Mr. Ronald A. Fon became a Director of the Company during February 2009.  Mr. Fon is also a principal with a firm that provides investor relations (IR) consulting services to the Company for monthly compensation of approximately $3,431.  During year ended October 31, 2010 approximately $55,911 was paid to the IR firm.  During the year ended October 31, 2009 approximately $20,944 was paid to the IR firm.

NOTE M – LEGAL PROCEEDINGS

On November 17, 2009 the Company was named as a defendant by Nomadix, Inc. in a complaint for patent infringement of certain U.S. patents.  It is not possible to reasonably determine the outcome of this complaint. The Company has been monitoring the matter closely.  Accordingly, it is not possible to assess whether or not the Company needs to reserve for a potential settlement.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE N – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through January 11, 2011.