Form 10-K/A
period 2010-10-31
SUPERCLICK INC
filed 2011-02-04
CIK 1104891

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

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (the “Annual Report”), which was filed with the Securities and Exchange Commission on February 3, 2011, solely for the purpose of including Exhibit 23.1, “Consent of Independent Public Accountant, dated January 12, 2011” which was inadvertently not included in the initial filing on February 3, 2011.

This Amendment No. 1 does not affect any other section of the Annual Report not otherwise discussed herein and continues to speak as of the date of the Annual Report.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report.

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