Form 10-Q
period 2011-01-31
SUPERCLICK INC
filed 2011-03-14
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended January 31, 2011.

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of March 9, 2011 was 45,959,870.

ITEM 1.  FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Balance Sheets

	January 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$2,009,181	$2,092,809
Accounts receivable, net (Notes A&B)	1,527,307	1,835,377
Income taxes receivable (Note C)	104,243	230,146
Inventory (Note D)	371,055	440,477
Financing receivables (Note B)	245,196	99,932
Other current assets	60,489	47,471
TOTAL CURRENT ASSETS	4,317,471	4,746,212
Fixed assets, net (Note E)	175,760	160,943
Financing receivables (Note B)	329,176	96,875
TOTAL ASSETS	$4,822,407	$5,004,030

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note F)	$675,912	$1,515,245
Deferred revenue (Note G)	1,106,050	876,236
Deferred financing income (Note B)	43,267	21,875
TOTAL CURRENT LIABILITIES	1,825,229	2,413,356

Deferred financing income (Note B)	25,102	16,312
TOTAL LIABILITIES	1,850,331	2,429,668

Commitments (Note H)	-	-

STOCKHOLDERS' EQUITY (Note I)
Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 45,959,870 and 45,662,251 at January 31, 2011 and October 31, 2010, respectively.	28,117	27,939
Additional paid-in capital	6,155,601	6,140,779
Accumulated deficit	(3,484,823)	(3,805,197)
Accumulated other comprehensive income (loss) (Cumulative translation adjustment)	288,321	225,981
Treasury Stock	(15,140)	(15,140)
TOTAL STOCKHOLDERS' EQUITY	2,972,076	2,574,362
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,822,407	$5,004,030

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended January 31, 2011 and 2010

	Three Months Ended
	January 31,
	2011	2010
Revenue
Net Sales	$1,316,880	$614,664
Services	1,168,592	1,014,774
Net revenue	2,485,472	1,629,438
Cost of goods sold	1,271,915	786,478
Gross profit	1,213,557	842,960

Costs and Expenses
Selling, general & administrative	677,651	550,329
Research & development	73,019	61,257
Depreciation	12,546	11,701
Total costs and expenses	763,216	623,287

Income from operations	450,341	219,673

Other Income and (Expense)
Interest income	931	1,054
Interest expense	(93)	(351)
Total other income and (expense)	838	703
Net income before income taxes	451,179	220,376
Income taxes	130,805	70,795
Net income	$320,374	$149,581

Net income per common share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Weighted average common shares outstanding:
Basic	45,940,029	45,312,251
Diluted	58,367,410	59,164,607

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Three months Ended January 31, 2011 (Unaudited) and the Year Ended Octoober 31, 2010

						Accumulated
	Common Stock			Additional		Other		Total
	Number of			Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Payable	Capital	Deficit	Income (loss)	Stock	Equity
BALANCES October 31, 2009	45,312,251	$27,729	$-	$6,123,489	$(4,595,719)	$54,010	$(15,140)	$1,594,369

Stock options exercised	350,000	$210		$17,290				17,500
Foreign Currency Translation Adjustment						171,971		171,971
Net profit					790,522			790,522
BALANCES October 31, 2010	45,662,251	$27,939	$-	$6,140,779	$(3,805,197)	$225,981	$(15,140)	$2,574,362

Stock options exercised	297,619	$178		$14,822				15,000
Foreign Currency Translation Adjustment						62,340		62,340
Net profit					320,374			320,374
BALANCES January 31, 2011	45,959,870	$28,117	$-	$6,155,601	$(3,484,823)	$288,321	$(15,140)	$2,972,076

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended January 31, 2011 and 2010

	Three Months Ended
	January 31,
	2011	2010

Net income	$320,374	$149,581

Other comprehensive income
Foreign currency translation adjustment	62,340	29,622

Net comprehensive income	$382,714	$179,203

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended January 31, 2011 and 2010

	Three Months Ended
	January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$320,374	$149,581
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	12,546	11,699
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	492,374	86,338
Financing receivables	(540,140)	-
Other current assets	(12,569)	(82,799)
Inventory	82,919	(86,460)
Accounts payable and accrued expenses	(812,691)	(39,354)
Accrued payroll	(58,485)	(136,940)
Income taxes payable and receivable	120,021	(348,821)
Deferred revenue	267,080	106,865
CASH PROVIDED BY OPERATING ACTIVITIES	(128,571)	(339,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(24,922)	(18,912)
CASH (USED) FOR INVESTING ACTIVITIES	(24,922)	(18,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	15,000	-
CASH (USED) FOR FINANCING ACTIVITIES	15,000	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	54,865	39,689
NET INCREASE (DECREASE) IN CASH	(83,628)	(319,114)
CASH, beginning of period	2,092,809	2,192,058
CASH, end of period	$2,009,181	$1,872,944

Interest paid	$93	$351
Taxes paid	$-	$430,591

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited financial statements of Superclick, Inc. as of January 31, 2011 and for the three month period ended January 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB for the year ended October 31, 2010.   In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.   The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising
The Company expenses all advertising as incurred.  For the three months ended January 31, 2011 and 2010, the Company incurred approximately $10,952 and $8,529, respectively in marketing and advertising expense.

Research and development
Expenses related to present and future products are expensed as incurred.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of January 31, 2011.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of January 31, 2011.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of January 31, 2011.

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
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

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

Recent Accounting Pronouncements
In October 2009, the FASB issued ASU 2009-14 Software (Topic 985) which provides guidance on revenue recognition.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  ASU No. 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. The Company did not encounter any significant financial impact upon adoption.

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers.  At January 31, 2011, two customers accounted for 22% (11% and 11%) of accounts receivable.  At January 31, 2010, one customer accounted for 44% of accounts receivable.

During the three months ended January 31, 2011, one customer accounted for 22% of sales.  During the three months ended January 31, 2010, no customer accounted for more than 10% of sales.

For the three months ended January 31, 2011 and 2010, approximately 36% and 52% of the Company's net sales were made to customers outside the United States.

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

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

NOTE B – ACCOUNTS RECEIVABLE

Accounts Receivable
The accounts receivable balance of $1,527,307 as of January 31, 2011 is reported net of an allowance for doubtful accounts of $32,749.

The accounts receivable balance of $1,835,377 as of October 31, 2010 is reported net of an allowance for doubtful accounts of $32,215

Sales Type Lease Receivable
In late fiscal 2010, the Company began offering long-term payment arrangements for certain installations. Pursuant to ASC 840-10-25-1(a) and ASC 840-10-25-43(a), the terms of the agreements described below dictate that the hardware and installation portion of the agreements be treated as sales-type capital leases.  As a result, the Company has recognized a lease receivable and unearned interest income liability on the equipment and installation portion of the agreements.

On July 1, 2010, the Company entered into and installation and support agreement with a customer.  Under the three year Support Agreement commencing on August 10, 2010, the Company will provide 24x7x365 helpdesk support for hotel guests and staff.  In exchange the Company will receive a monthly room fee and annual license fee.  Under the Installation Agreement the Customer received guest internet access infrastructure including networking equipment.  The sale price of the installation was $216,092.  The Company received a $45,000 payment and agreed to finance the remaining principle amount of $171,092.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

NOTE B – ACCOUNTS RECEIVABLE

Sales Type Lease Receivable (Continued)
On July 14, 2010, the Company entered into an agreement with a customer whereby under the three year Agreement, the customer will receive 24x7x365 helpdesk support for hotel guests and staff and a wireless infrastructure.  In exchange, the Company will receive a monthly room fee. Contained in the single monthly room fee is revenue for ongoing support and financing on the installation hardware and labor.  At the end of the 36 month term, ownership of the hardware passes to the customer.   The sale price of the installed hardware is $456,588 and includes hardware and installation which was accounted for under the completed contract method.  During the three months ended January 31, 2011, the Company completed the hardware installations and recognized $456,588, of which $410,243 was recognized as revenue and $46,345 as deferred financing revenue and was based on an imputed interest rate of 7.5%.  The deferred financing revenue is being recognized over the 36 month term of the financing arrangement.

As of January 31, 2011 we have recorded $245,196 of current lease receivables and $329,176 of non-current lease receivables.  Additionally, related to the above agreements are the current and not-current unearned interest income (i.e. Deferred Financing Income) of $43,267 and $25,102, respectively, in the liability portion of our balance sheet.

During the three months ended January 31, 2011, the Company recognized interest income related to the above sales-type leases of $14,872.

The future minimum lease payments to be received for each of the next five years is as follows:

	Future Minimum
	Lease	Unearned
	Payments	Income
2011	$189,147	$34,591
2012	217,782	26,325
2013	167,443	7,453
2014	-	-
2015	-	-
Total	$574,372	$68,369

NOTE C – INCOME TAXES RECEIVABLE

As of October 31, 2010, $230,146 was accrued for income taxes receivable from the Canadian and Provincial taxing authorities.  During 2010, the Company recorded a provision for income taxes of $373,904 based on a combined Federal and Provincial tax rate of 31% and paid taxes of $474,600 based on the prior year’s taxable income.  However, our 2010 taxable income decreased resulting in a $230,146 receivable.

During the three months ended January 31, 2011, the Company recorded a provision for income taxes of $130,805.  As of January 31, 2011, the company had an income tax receivable of $104,243.

The Company updates the estimate of its annual effective tax rate at the end of each quarterly period.  The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws and the possible outcomes of current and future audits.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

NOTE D - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method.   The following table represents the major components of inventory at January 31, 2011 and October 31, 2010:

	January 31,	October 31,
	2011	2010
Computer equipment	$414,671	$483,382
Allowance for obsolete inventory	(43,616)	(42,905)
Inventory, net	$371,055	$440,477

NOTE E – FIXED ASSETS

Property and equipment consisted of the following at January 31, 2011 and October 31, 2010:

	January 31,	October 31,
	2011	2010
Computer hardware	$294,873	$290,068
Furniture & fixtures	155,936	153,395
Computer software	107,549	103,343
Leasehold improvements	57,265	34,474
Fabrication mold and dye	22,700	22,330
	638,323	603,610
Accumulated depreciation	(462,563)	(442,667)
Fixed assets, net	$175,760	$160,943

Depreciation expense for the three months ended January 31, 2011 and 2010 was $12,546 and $11,701, respectively.

NOTE F – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at January 31, 2011 and October 31, 2010:

	January 31,	October 31,
	2011	2010
Trade payables	$229,582	$888,049
Customer overpayments	200,445	176,487
Professional fees	60,349	184,318
Accrued wages payable	185,536	239,728
GST/QST tax payable	-	26,663
	$675,912	$1,515,245

As of January 31, 2011, accrued payroll included $23,678 and $28,676 due to the CEO and CFO, respectively.  As of October 31, 2010, accrued wages payable included $40,041 and $31,722 due to the CEO and CFO, respectively.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

NOTE G – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed.  As of October 31, 2010, the deferred revenue balance of $876,236 consisted of $677,731 related to support and maintenance for multiple customers and $198,505 related to customer deposits for future hardware installations.

As of January 31, 2011, the deferred revenue balance of $1,106,050 consisted of $934,778 related to support and maintenance for multiple customers and $171,272 related to customer deposits for future hardware installations.

NOTE H - COMMITMENTS

On October 1, 2010 the Company renewed a lease for office space.  The lease extends through September 30, 2014 at a rate of $4,695 per month.  At January 31, 2011, contractual obligations were as follows:

Rent
2011	42,255
2012	56,340
2013	56,340
2014	51,645
2015 and thereafter	-
$206,580

During the three months ended January 31, 2011 and 2010, the Company incurred $16,080 and $16,874, respectively, in rent expense.

The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE I - PREFERRED AND COMMON STOCK

Preferred Stock
The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance.  No preferred shares have been issued as of January 31, 2011.

Common Stock Issued for Services
No stock was issued for services during the three months ended January 31, 2011 or the year ended October 31, 2010.

Common Stock Options
During the three months ended January 31, 2011, the Company received $15,000 upon the exercise of options to acquire 297,619 shares of common stock at the exercise price of $0.0504 per share.  No options were granted.  The Company has recorded compensation expense of $767,017 through January 31, 2011.

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
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

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

During the three months ended January 31, 2011, the Company received $15,000 upon the exercise of options to acquire 297,619 shares of common stock at the exercise price of $0.0504 per share.  No options were granted.

During the year ended October 31, 2010, 1) 777,356 common stock options with a weighted average exercise price of $0.50 expired and 2) the Company received $17,500 upon the exercise of options to acquire 350,000 shares of common stock and.  No options were granted.

On October 30, 2010, the Board of Directors approved the extension of the expiration date of options granted by the Company on October 30, 2006 to purchase 12,725,000 shares of the Company’s common stock.  The new expiration date for the options is October 31, 2012 and the exercise price of the options was adjusted to $0.0504 from the original exercise price of $0.05.  The exercise price was increased to $0.0504 from $0.0500 in order to fully capture the Black-Scholes Option Pricing Model fair value of $5,090 that would have been recorded by the Company had the original exercise price remained unchanged from $0.0500.

The following table summarizes the Company's stock option activity for the three months ended January 31, 2011 and the year ended October 31, 2010:

	January 31,		October 31,
	2011		2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	12,725,000	$0.0504	13,852,356	$0.0504
Granted	-	-	-	-
Forfeited	-	-	(777,356)	0.5000
Exercised	(297,619)	0.0504	(350,000)	0.0500
Outstanding at end of year	12,427,381	$0.0504	12,725,000	$0.0504
Options exerciseable	12,427,381		12,725,000

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

NOTE J – STOCK INCENTIVE PLANS (Continued)

The 2004 Incentive Stock Option Plan (Continued)
The following table summarizes information about the Company's stock options outstanding at January 31, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At January 31,	Contractural	Exercise	Number	Exercise
Prices	2011	Life (years)	Price	Outstanding	Price
$0.0504	12,427,381	-	$0.0504	12,427,381	$0.0504
Total	12,427,381	-	$0.0504	12,427,381	$0.0504

The Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.  The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future.  During the three months ended January 31, 2011 and the years ended October 31, 2010 and 2009, the Company recognized no compensation expense.  The Company has recorded compensation expense of $767,017 through January 31, 2011.

2004 Superclick, Inc. Non-Employee Director's Stock Incentive Plan
On December 31, 2003, the Board of Directors of the Company adopted the 2004 Superclick, Inc. Non-Employee Director's Stock Incentive Plan.

No awards under the Non-Employee Director's Stock Incentive Plan were granted or issued during the three months ended January 31, 2011 or during the year ended October 31, 2010

From inception through October 31, 2010, the Company has issued 2,569,772 shares to our directors under this stock incentive plan.

NOTE K – RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company’s Board of Directors, provides consulting services to the Company in exchange for monthly compensation of $5,000 and related expenses.  During the three months ended January 31, 2011 and 2010, Mr. Pitcher received $16,485 and $17,220, respectively.

Mr. Ronald A. Fon became a Director of the Company during February 2009.  Mr. Fon is also a principal with a firm that provides investor relations (IR) consulting services to the Company for monthly compensation of approximately $3,120.  During the three months ended January 31, 2011 and 2010 approximately $14,640 and $19,683, respectively was paid to the IR firm.

NOTE L – LEGAL PROCEEDINGS

On November 17, 2009 the Company was named as a defendant by Nomadix, Inc. in a complaint for patent infringement of certain U.S. patents.  It is not possible to reasonably determine the outcome of this complaint. The Company has been monitoring the matter closely.  Accordingly, it is not possible to assess whether or not the Company needs to reserve for a potential settlement.   Add detail about court date having been set but continues to work  to resolve the solution.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

NOTE M - SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, the Company evaluated subsequent events through the date the accompanying financial statements were completed on March 10, 2011, and noted there were no qualifying events.

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

Overview

Management’s discussion and analysis is intended to help the reader understand the results of operations and financial condition of Superclick. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended October 31, 2010 and the Consolidated Financial Statements and accompanying notes (“Notes”) included in this Form 10-Q.

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

Significant Accounting Policies

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

Revenue Recognition

The company recognizes revenue when it is realized or realizable and earned. The company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.  Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client, and either client acceptance has been obtained, client acceptance provisions have lapsed, or the company has objective evidence that the criteria specified in the client acceptance provisions have been satisfied.  The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

Multiple-Deliverable Arrangements

The company enters into revenue arrangements that may consist of multiple deliverables of its products and services based on the needs of its customers.  These arrangements may include any combination of hardware, services, software and/or financing.  For example, a customer may purchase equipment that includes software.  In addition, the arrangement may include post-contract support for the software and a contract for post-warranty maintenance service for the hardware.  These types of arrangements can also include financing provided by the company.  These arrangements consist of multiple deliverables, with the hardware and software delivered in one reporting period and the software support and hardware maintenance services delivered across multiple reporting periods.  To the extent that a deliverable in a multiple-deliverable arrangement is subject to specific guidance that deliverable is accounted for in accordance with such specific guidance.  For all other deliverables in multiple-deliverable arrangements, the guidance below is applied for separability and allocation. A multiple-deliverable arrangement is separated into more than one unit of accounting if the following criteria are met:

•	The delivered item(s) has value to the client on a stand-alone basis; and

•
If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered.  If these criteria are met for each element and there is a relative selling price for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price. The revenue policies described below are then applied to each unit of accounting, as applicable.

Hardware/Software/Installation

The company’s primary solution results in a customer’s ability to offer high speed internet access (HSIA) and effectively manage their HSIA network infrastructure.  The components of the solution include hardware, software and an installation component.  The gateway server includes hardware and software which is sold as a unit and not sold separately.  In addition, the Company resells other internet connection equipment and performs installation that is required to provide a functioning end product.  The company provides manufacturers warranties for the hardware products that range from three months to one year.

Revenue from hardware/software/Installation sales and sales-type leases is recognized when risk of loss has transferred to the client and there are no unfulfilled company obligations that affect the client’s final acceptance of the arrangement.  .

Maintenance

Maintenance typically referred to as support revenue is recognized ratably over the maintenance term. Support includes Guest and hotel staff support to the HSIA system.  First-year maintenance is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing support obligations are based on separate sales of renewals to customers quoted in the contracts.

Financing

Currently, the Company only has financing income and receivables attributable to sales-type leases.  Leases are accounted for in accordance with lease accounting standards.  Financing income is recognized on the accrual basis using the effective interest method.  Estimates of fair value are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. The company recently started offering leasing as an option for its customers and has no history of credit losses on financing receivables.  The company reviews all financing receivables considered at risk on a quarterly basis. The review primarily consists of an analysis based upon current information available about the client, such as financial statements, news reports, published credit ratings, current market-implied credit analysis, as well as the current economic environment, collateral net of repossession cost and prior collection history. For loans that are collateral dependent, impairment is measured using the fair value of the collateral when foreclosure is probable. Using this information, the company determines the expected cash flow for the receivable and calculates an estimate of the potential loss and the probability of loss. For those accounts in which the loss is probable, the company records a specific reserve.

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

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB ASC 740, Income Taxes (formerly Statement No. 109, Accounting for Income Taxes).  In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740.  FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company underwent a change of control for income tax purposes on October 8, 2003 according to Section 381 of the Internal Revenue Code. The Company's utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Results of Operations

THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

Revenue

During the three months ended January 31, 2011, revenue increased $856,034 or 52.5% to $2,485,472 compared to $1,629,438 for the three months ended January 31, 2010.  Net sales revenue which includes revenue generated from new business increased 114.2% to $1,316,880 from $614,664 the previous year. The increase was mainly due to a mix of new business generated by the acquisition of new brands and the up sell of networks due to refreshing or upgrading of existing HSIA networks with existing clients.  Services revenue, which includes revenue generated from guest support services, grew 15.2% to $1,168,592 from $1,014,774 the previous year.  The Company was able to secure support contracts not only with new customers but successfully renew services with existing clients.

Gross Profit

Gross profit for the three months ended January 31, 2011 increased $370,597 or 44.0% to $1,213,557 compared to $842,960 for the three months ended January 31, 2010.  Gross margin for the period was strong at 48.8% compared to 51.7% for the previous year’s comparable period. The increase in gross profit was mainly due to the favorable sales variance whereas the unfavorable gross margin variance was mainly due to the period’s sales mix. Services revenue typically produces higher margins than installation revenue.  During the three months ended January 31, 2011 installation and services revenue represented 53.0% and 47.0%, respectively of total sales compared to the three months ended January 31, 2010 where installation and services revenue represented 37.7% and 62.3%, respectively of total sales.

Selling, General and Administrative

For the three months ended January 31, 2011 and 2010, selling, general and administrative expenses (SG&A) increased $127,332 to $677,651 compared to $550,329 or 33.8% of net revenue during the three months ending January 31, 2010.  The increase in SG&A for the period was mainly due to increases in selling expenses of approximately $52,000 and approximately $76,000 in general and administrative expenses. Increases were mainly due to increased staff and sales activities. However, as a percentage of net revenue, SG&A for the current period was 27.3% of net revenue compared to 33.8% for the comparable period last year; positive change of 6.5%.

Research and Development

For the three months ended January 31, 2011 and 2010, research and development expense was $73,019 and $61,257, respectively.  The $11,762 or 19.2% year-over-year increase was mainly due to increased activity.

Income from operations

Income from operations for the three months ended January 31, 2011 was $450,341 or 18.1% of net revenue compared to $219,673 or 13.5% of net revenue for the three months ended January 31, 2010; a $230,668 or 105.0% favorable variance.

Other Income and Expense

Total other income and expense for the three months ended January 31, 2011 was income of $838 compared to income of $703 the previous year.  For the three months ended January 31, 2011 the $838 is comprised of $931 of interest income offset by $93 of interest expense.  For the three months ended January 31, 2010 the $703 is comprised of $1,054 of interest income offset by $351 of interest expense.

Net Income

The net income before income taxes for the three months ended January 31, 2011 was $451,179 or 18.2% of net revenue representing an increase of $230,803 or 104.7% compared to $220,376 or 13.5% of net revenue during the three months ended January 31, 2010.  The Company recorded $130,805 and $70,795 in income tax expense during the three months ended January 31, 2011 and 2010, respectively.  Net income for the quarter ended January 31, 2011 and 2010 was $320,374 or 12.9% of net revenue compared to $149,581 or 9.2% of net revenue during 2010 representing an increase of $170,793 or 114.2% in the bottom line.

Net Income (Loss) Per Common Share

For the three months ended January 31, 2011, the net income per common share basic and fully diluted was $0.01, compared to $0.00 basic and fully diluted for the three months ended January 31, 2010.  The basic and fully diluted weighted average shares for the first quarter of 2011 were 45,940,029 and 58,367,410, respectively.  The basic and fully diluted weighted average shares for the first quarter of 2010 were 45,312,251 and 59,164,607, respectively.

Financial Condition

From inception to January 31, 2011, we have incurred an accumulated deficit of $3,484,823.  This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as past operating losses.  Beginning in 2007 we have experienced stabilization in our business and implemented efficiency initiatives that have resulted in a larger customer base and improved profitability.  This has allowed us to reduce our accumulated deficit by $4,818,052 from its high of $8,302,875 on January 31, 2007.

From inception through 2005, we financed our operations primarily through debt and equity financing.  However, during the past five fiscal years all prior debts have been repaid and operations have been financed solely from operating earnings.  During the three months ended January 31, 2011 we had a net decrease in cash of $83,628.  Total cash resources as of January 31, 2011 was $2,009,181 compared with $2,092,809 at October 31, 2010.

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

The Company's Liquidity Plan

During the three months ended January 31, 2011 and the years ended October 31, 2010 and 2009, the Company has financed operations solely with cash generated through sales and the collection of its accounts receivable.

Net income for the three months ended January 31, 2011 and the year ended October 31, 2010 was $320,374 and $790,522, respectively.  During the three months ended January 31, 2011 operations used $128,571 compared to using $339,891 during the three months ended January 31, 2010.

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

Off-Balance Sheet Arrangements

At January 31, 2011 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

Operating lease obligations:  Operating lease obligations consist of office rental commitment for our offices in Montréal, Québec, Canada.   See NOTE H to our financial statements above.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three months ended January 31, 2011.   However, there can be no assurance our business will not be affected by inflation in the future.

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

Item 4. (Removed and Reserved)

Item 5. Other Information. None.

Item 6. Exhibits and Reports On Form 8-K.

(a)   Exhibits

31.1  Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934*

31.2  Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934*

32.1  Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2  Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

(b)   Reports on Form 8-K

On November 3, 2010, the company filed form 8-K with the SEC reporting the extension of the expiration date of options granted by the Company.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2011	Superclick, Inc.
/s/ Sandro Natale
Name: Sandro Natale
Title: President & CEO