Form 10-Q
period 2011-04-30
SUPERCLICK INC
filed 2011-06-10
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended April 30, 2011.

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

Yes  ☒   No  ☐

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of June 8, 2011 was 45,959,870.

ITEM 1.  FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Balance Sheets
	April 30, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$2,420,583	$2,092,809
Accounts receivable, net (Notes A&B)	2,053,240	1,835,377
Taxes receivable (Note C)	21,356	230,146
Inventory (Note D)	600,248	440,477
Financing receivables (Note B)	236,196	99,932
Other current assets	129,157	47,471
TOTAL CURRENT ASSETS	5,460,780	4,746,212
Fixed assets, net (Note E)	182,202	160,943
Financing receivables (Note B)	273,127	96,875
TOTAL ASSETS	$5,916,109	$5,004,030

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note F)	$1,031,706	$1,515,245
Deferred revenue (Note G)	1,323,205	876,236
Deferred financing income (Note B)	37,500	21,875
TOTAL CURRENT LIABILITIES	2,392,411	2,413,356

Deferred financing income (Note B)	17,854	16,312
TOTAL LIABILITIES	2,410,265	2,429,668

Commitments (Note H)	-	-

STOCKHOLDERS' EQUITY (Note I)
Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 45,959,870 and 45,662,251 at April 30, 2011 and October 31, 2010, respectively.	28,117	27,939
Additional paid-in capital	6,155,601	6,140,779
Accumulated deficit	(3,195,145)	(3,805,197)
Accumulated other comprehensive income (loss)
(Cumulative translation adjustment)	532,411	225,981
Treasury Stock	(15,140)	(15,140)
TOTAL STOCKHOLDERS' EQUITY	3,505,844	2,574,362
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,916,109	$5,004,030

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended April 30, 2011 and 2010
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Revenue
Net Sales	$1,423,327	$1,087,820	$2,740,207	$1,702,484
Services	1,218,845	1,065,101	2,387,437	2,079,875
Net revenue	2,642,172	2,152,921	5,127,644	3,782,359
Cost of goods sold	1,231,686	1,134,069	2,503,601	1,920,547
Gross profit	1,410,486	1,018,852	2,624,043	1,861,812

Costs and Expenses
Selling, general & administrative	928,937	817,148	1,606,588	1,367,477
Research & development	72,312	64,824	145,331	126,081
Depreciation	15,203	14,257	27,749	25,958
Total costs and expenses	1,016,452	896,229	1,779,668	1,519,516

Income from operations	394,034	122,623	844,375	342,296

Other Income and (Expense)
Interest income	423	928	1,354	1,982
Interest expense	(419)	(383)	(512)	(734)
Total other income and (expense)	4	545	842	1,248
Net income before income taxes	394,038	123,168	845,217	343,544
Income taxes	(104,360)	(52,681)	(235,165)	(123,476)
Net income	$289,678	$70,487	$610,052	$220,068

Net income per common share:
Basic	$0.01	$0.00	$0.01	$0.00
Diluted	$0.00	$0.00	$0.01	$0.00
Weighted average common shares outstanding:
Basic	45,959,870	45,312,251	45,948,296	45,312,251
Diluted	58,387,251	58,624,751	58,375,677	58,624,751

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Six months Ended April 30, 2011 (Unaudited) and the Year Ended Octoober 31, 2010

						Accumulated
	Common Stock			Additional		Other		Total
	Number of			Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Payable	Capital	Deficit	Income (loss)	Stock	Equity
BALANCES October 31, 2009	45,312,251	$27,729	$-	$6,123,489	$(4,595,719)	$54,010	$(15,140)	$1,594,369

Stock options exercised	350,000	$210		$17,290				17,500
Foreign Currency Translation Adjustment						171,971		171,971
Net profit					790,522			790,522
BALANCES October 31, 2010	45,662,251	$27,939	$-	$6,140,779	$(3,805,197)	$225,981	$(15,140)	$2,574,362

Stock options exercised	297,619	$178		$14,822				15,000
Foreign Currency Translation Adjustment						306,430		306,430
Net profit					610,052			610,052
BALANCES April 30, 2011	45,959,870	$28,117	$-	$6,155,601	$(3,195,145)	$532,411	$(15,140)	$3,505,844

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended April 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Net income	$289,678	$70,487	$610,052	$220,068

Other comprehensive income
Foreign currency translation adjustment	244,090	155,765	306,430	185,387

Net comprehensive income	$533,768	$226,252	$916,482	$405,455

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three and Six Months Ended April 30, 2011 and 2010
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$289,678	$70,487	$610,052	$220,068
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	15,201	14,257	27,749	25,958
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	(428,984)	620,168	63,390	706,506
Financing receivables	94,930	-	(445,210)	-
Other receivables	10,624	44,473	2,108	(592)
Prepaid expenses	(73,174)	(21,374)	(77,227)	(59,108)
Inventory	(204,103)	(346,479)	(121,184)	(432,939)
Accounts payable and accrued expenses	236,930	124,460	(575,761)	85,106
Accrued payroll	82,262	83,057	23,777	(53,883)
Income taxes payable and receivable	71,695	(57,980)	191,716	(406,801)
Deferred revenue	140,642	(126,018)	407,722	(19,153)
CASH PROVIDED BY OPERATING ACTIVITIES	235,701	405,051	107,132	65,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(11,730)	(4,050)	(36,652)	(22,962)
CASH (USED) FOR INVESTING ACTIVITIES	(11,730)	(4,050)	(36,652)	(22,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	-	-	15,000	-
CASH (USED) FOR FINANCING ACTIVITIES	-	-	15,000	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	187,431	184,840	242,294	224,527
NET INCREASE (DECREASE) IN CASH	411,402	585,841	327,774	266,727
CASH, beginning of period	2,009,181	1,872,944	2,092,809	2,192,058
CASH, end of period	$2,420,583	$2,458,785	$2,420,583	$2,458,785

Interest paid	$670	$383	$763	$734
Taxes paid	$-	$140,598	$-	$593,581

Other non-cash investing and financing activities:
None.

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREEAND SIX MONTHS ENDED April 30, 2011 AND 2010

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited financial statements of Superclick, Inc. as of April 30, 2011 and for the three and six month period ended April 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc's Form 10-KSB for the year ended October 31, 2010.   In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.   The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

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
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

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

Advertising
The Company expenses all advertising as incurred.  For the three months ended April 30, 2011 and 2010, the Company incurred approximately $18,952 and $27,233, respectively in marketing and advertising expense.  For the six months ended April 30, 2011 and 2010, the Company incurred approximately $29,772 and $35,762, respectively in marketing and advertising expense.

Research and development
Expenses related to present and future products are expensed as incurred.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of April 30, 2011.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of April 30, 2011.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of April 30, 2011.

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
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

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

In January 2010, the FASB issued ASU 2010-06 – Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures about Fair Value Measurements, which requires new disclosures and reasons for transfers of financial assets and liabilities between Levels 1 and 2.  ASU 2010-06 also clarifies that fair value measurement disclosures are required for each class of financial asset and liability, which may be a subset of a caption in the consolidated balance sheets, and those disclosures should include a discussion of inputs and valuation techniques.  It further clarifies that the reconciliation of Level 3 measurements should separately present purchases, sales, issuances, and settlements instead of netting these changes.  With respect to matters other than Level 3 measurements, ASU 2010-06 is effective for fiscal years and interim periods beginning on or after December 15, 2009.  New guidance related to Level 3 measurements is effective for fiscal years and interim periods beginning on or after December 15, 2010. Adoption of ASU 2010-06 did not result in any significant financial impact on the Company upon adoption.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements
In February 2010, the FASB issued ASU No. 2010-09, which amends subsequent event disclosure requirements for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This ASU was effective upon issuance and adoption of this ASU did not result in a material impact to the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-10 – Consolidation (Topic 810) that amends accounting and disclosure requirements for a decrease in ownership in a business under existing GAAP standards for consolidations. It also clarifies the types of businesses that are in the scope of these consolidations. As required by this guidance, we retroactively applied the amendments as of November 1, 2009, which did not have a material impact on our financial statements or footnote disclosures.

In December 2010, the FASB issued ASU No. 2010-29 – Business Combinations (Topic 805); disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU No. 2010-29 requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  Adoption of this ASU did not have a material impact on our financial statements or footnote disclosures.

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

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers.  At April 30, 2011, one customer accounted for 47% of accounts receivable.  At April 30, 2010, two customers accounted for 22% (11% and 11%) of accounts receivable.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of credit risk (Continued)
During the three months ended April 30, 2011, one customer accounted for 38% of sales.  During the three months ended April 30, 2010, no customer accounted for more than 10% of sales.  During the six months ended April 30, 2011, one customer accounted for 23% of sales.  During the six months ended April 30, 2010, no customer accounted for more than 10% of sales.

For the three months ended April 30, 2011 and 2010, approximately 21% and 28% of the Company's net sales were made to customers outside the United States.  For the six months ended April 30, 2011 and 2010, approximately 29% and 38% of the Company's net sales were made to customers outside the United States.

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

NOTE B – ACCOUNTS RECEIVABLE

Accounts Receivable
The accounts receivable balance of $2,053,240 as of April 30, 2011 is reported net of an allowance for doubtful accounts of $34,063.

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

NOTE B – ACCOUNTS RECEIVABLE (Continued)

Sales Type Lease Receivable (Continued)

As of April 30, 2011 we have recorded $236,196 of current lease receivables and $273,127 of non-current lease receivables.  Additionally, related to the above agreements are the current and not-current unearned interest income (i.e. Deferred Financing Income) of $37,500 and $17,854, respectively, in the liability portion of our balance sheet.

During the three and six months ended April 30, 2011, the Company recognized interest income related to the above sales-type leases of $12,296 and $27,893, respectively.

The future minimum lease payment to be received for each of the next five years is as follows:

	Future Minimum Lease Payments	Unearned Income
2011	$124,098	$21,576
2012	217,782	26,325
2013	167,443	7,453
2014	-	-
2015	-	-
Total	$509,323	$55,354

NOTE C – TAXES RECEIVABLE

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

During the three and six months ended April 30, 2011, the Company recorded a provision for income taxes of $104,360 and $235,165, respectively.  As of April 30, 2011, the company had an income tax receivable of $4,716.

The Company updates the estimate of its annual effective tax rate at the end of each quarterly period.  The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws and the possible outcomes of current and future audits.

SNI pays and/or receives reimbursement of goods and services tax charged on the resale of goods and services transacted in Canada from both Federal and from the Provincial governments.  As of April 30, 2011 and October 31, 2010, the Company recognized a receivable of $16,640 and a payable of $26,663, respectively, for those sales taxes.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

NOTE D - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method.   The following table represents the major components of inventory at April 30, 2011 and October 31, 2010:

	April 30,	October 31,
	2011	2010
Computer equipment	$637,061	$483,382
Allowance for obsolete inventory	(36,813)	(42,905)
Inventory, net	$600,248	$440,477

NOTE E – FIXED ASSETS

Property and equipment consisted of the following at April 30, 2011 and October 31, 2010:

	January 31,	October 31,
	2011	2010
Computer hardware	$311,534	$290,068
Furniture & fixtures	164,747	153,395
Computer software	118,897	103,343
Leasehold improvements	67,360	34,474
Fabrication mold and dye	23,983	22,330
	686,521	603,610
Accumulated depreciation	(504,319)	(442,667)
Fixed assets, net	$182,202	$160,943

Depreciation expense for the three months ended April 30, 2011 and 2010 was $15,201 and $14,257, respectively.  Depreciation expense for the six months ended April 30, 2011 and 2010 was $27,749 and $25,958, respectively.

NOTE F – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at April 30, 2011 and October 31, 2010:

	April 30,	October 31,
	2011	2010
Trade payables	$465,187	$888,049
Customer overpayments	217,095	176,487
Professional fees	69,110	184,318
Accrued wages payable	280,314	239,728
GST/QST tax payable	-	26,663
	$1,031,706	$1,515,245

As of April 30, 2011, accrued payroll included $32,033 and $36,620 due to the CEO and CFO, respectively.  As of October 31, 2010, accrued wages payable included $40,041 and $31,722 due to the CEO and CFO, respectively.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

NOTE G – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed.  As of April 30, 2011, the deferred revenue balance of $1,323,205 consisted of $980,596 related to support and maintenance for multiple customers and $342,609 related to customer deposits for future hardware installations.

As of October 31, 2010, the deferred revenue balance of $876,236 consisted of $677,731 related to support and maintenance for multiple customers and $198,505 related to customer deposits for future hardware installations.

NOTE H - COMMITMENTS

On October 1, 2010 the Company renewed a lease for office space.  The lease extends through September 30, 2014 at a rate of $4,695 per month.  At April 30, 2011, contractual obligations were as follows:

Rent
2011	28,170
2012	56,340
2013	56,340
2014	51,645
2015 and thereafter	-
$192,495

During the three months ended April 30, 2011 and 2010, the Company incurred $19,448 and $13,363, respectively, in rent expense.  During the six months ended April 30, 2011 and 2010, the Company incurred $35,528 and $28,780, respectively, in rent expense.

The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

NOTE I - PREFERRED AND COMMON STOCK

Preferred Stock
The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance.  No preferred shares have been issued as of April 30, 2011.

Common Stock Issued for Services
No stock was issued for services during the six months ended April 30, 2011 or the year ended October 31, 2010.

Common Stock Options
During the six months ended April 30, 2011, the Company received $15,000 upon the exercise of options to acquire 297,619 shares of common stock at the exercise price of $0.0504 per share.  No options were granted.  The Company has recorded compensation expense of $767,017 through April 30, 2011.

During the year ended October 31, 2010, 1) 777,356 common stock options with a weighted average exercise price of $0.50 expired and 2) the Company received $17,500 upon the exercise of options to acquire 350,000 shares of common stock.  No options were granted.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

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

During the six months ended April 30, 2011, the Company received $15,000 upon the exercise of options to acquire 297,619 shares of common stock at the exercise price of $0.0504 per share.  No options were granted.

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

The following table summarizes the Company's stock option activity for the six months ended April 30, 2011 and the year ended October 31, 2010:

	April 30,		October 31,
	2011		2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	12,725,000	$0.0504	13,852,356	$0.0504
Granted	-	-	-	-
Forfeited	-	-	(777,356)	0.5000
Exercised	(297,619)	0.0504	(350,000)	0.0500
Outstanding at end of year	12,427,381	$0.0504	12,725,000	$0.0504
Options exerciseable	12,427,381		12,725,000

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

NOTE J – STOCK INCENTIVE PLANS (Continued)

The 2004 Incentive Stock Option Plan (Continued)
The following table summarizes information about the Company's stock options outstanding at April 30, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At April 30,	Contractural	Exercise	Number	Exercise
Prices	2011	Life (years)	Price	Outstanding	Price
$0.0504	12,427,381	-	$0.0504	12,427,381	$0.0504
Total	12,427,381	-	$0.0504	12,427,381	$0.0504

The Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.  The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future.  During the six months ended April 30, 2011 and the years ended October 31, 2010 and 2009, the Company recognized no compensation expense.  The Company has recorded compensation expense of $767,017 through April 30, 2011.

2004 Superclick, Inc. Non-Employee Director's Stock Incentive Plan
On December 31, 2003, the Board of Directors of the Company adopted the 2004 Superclick, Inc. Non-Employee Director's Stock Incentive Plan.

No awards under the Non-Employee Director's Stock Incentive Plan were granted or issued during the six months ended April 30, 2011 or during the year ended October 31, 2010

From inception through April 30, 2011, the Company has issued 2,569,772 shares to our directors under this stock incentive plan.

NOTE K – RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company’s Board of Directors, provides consulting services to the Company in exchange for monthly compensation of $5,000 and related expenses.  During the three and six months ended April 30, 2011, Mr. Pitcher received $27,050 and $43,535, respectively.  During the three and six months ended April 30, 2010, Mr. Pitcher received $16,105 and $33,325, respectively.

Mr. Ronald A. Fon became a Director of the Company during February 2009.  Mr. Fon is also a principal with a firm that provides investor relations (IR) consulting services to the Company for monthly compensation of approximately $3,120.  During the three and six months ended April 30, 2011 approximately $14,885 and $29,525, respectively was paid to the IR firm.  During the three and six months ended April 30, 2010 approximately $15,405 and $31,769, respectively was paid to the IR firm.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

NOTE L – LEGAL PROCEEDINGS

On November 17, 2009 the Company was named as a defendant by Nomadix, Inc. in a complaint for patent infringement of certain U.S. patents.  It is not possible to reasonably determine the outcome of this complaint. The Company has been monitoring the matter closely and has been in discussion directly with the Plaintiff to resolve the matter.  However, at this time, it is not possible to assess whether or not the Company needs to reserve for a potential settlement.

NOTE M - SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, the Company evaluated subsequent events through the date the accompanying financial statements were completed on June 8, 2011, and noted there were no qualifying events.

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

Revenue from hardware/software/Installation sales and sales-type leases is recognized when risk of loss has transferred to the client and there are no unfulfilled company obligations that affect the client’s final acceptance of the arrangement..

Maintenance

Maintenance, typically referred to as support revenue, is recognized ratably over the maintenance term. Support includes Guest and hotel staff support to the HSIA system.  First-year maintenance is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing support obligations are based on separate sales of renewals to customers quoted in the contracts.

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

Results of Operations

THREE AND SIX MONTHS ENDED APRIL 30, 2011 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2010

Revenue

Net Revenue for the three months ended April 30, 2011 increased $489,251 or 22.7% to $2,642,172 compared to $2,152,921 for the three months ended April 30, 2010. Net Revenue for the six months ended April 30, 2011 increased $1,345,285 or 35.6% to $5,127,644 compared to $3,782,359 for the six months ended April 30, 2010.

Net sales revenue which includes revenue generated from new business increased 30.8% to $1,423,327 from $1,087,820 for the quarter and 61.0% to $2,740,207 from $1,702,484 year to date. The increase was mainly due to a positive mix of new business generated by the acquisition of new brands and hotel properties and the continued success of the company’s hardware refresh program where existing clients are upgrading their existing HSIA networks.

Services revenue, which includes revenue generated from guest support services, grew 14.4% to $1,218,845 from $1,065,101 for the quarter and 14.8% to $2,387,437 from $2,079,875 year to date. In addition to successfully renewing support service contracts with existing clients, the Company was also able to secure services with higher level service level agreements with newly deployed clients.

Gross Profit

Gross profit for the three months ended April 30, 2011 increased $391,634 or 38.4% to $1,410,486 compared to $1,018,852 for the three months ended April 30, 2010.  Gross profit for the six months ended April 30, 2010 increased $762,231 or 40.9% to $2,624,043 compared to $1,861,812 for the six months ended April 30, 2010.  For both the quarter and year to date, the increases in gross profit were mainly due to the favorable sales variances. The current quarter experienced a positive sales mix of new clients that resulted in both a favorable gross profit and gross margin compared to the previous year. Accordingly, the positive quarter`s results also improved the year to date profit and margins. Gross margin for the quarter was 53.4% compared to 47.3% for the previous year’s comparable period and 51.2% year to date compared to 49.2% last year.

Selling, General and Administrative

Selling, General and Administrative expenses (SG&A) for the three months ended April 30, 2011 and 2010 were $928,937 and $817,148, respectively.  For the six months ended April 30, 2011 and 2010 (SG&A) were $1,606,588 and $1,367,477, respectively.  The quarter increase of $111,789 was mainly due to approximately $75,000 related to foreign exchange conversion and approximately $32,000 related to increased business development activities. Year to date increases of $239,111 were mainly due to costs related to business development related activities of approximately $88,000, foreign exchange loss of approximately $68,500 and approximately $81,000 attributable salaries due to increased staff.

  As a percentage of net revenue, SG&A was lower compared to the previous year for both the quarter and year to date.  The quarter and year to date SG&A per sales compared to last year was 35.2% compared to 38% the previous year and 31.3% compared to 36.2% last year, respectively.

Research and Development

Research and development expenses for the three months ended April 30, 2011 and 2010 were $72,312 and $64,824, respectively. Research and development expenses for the six months ended April 30, 2011 and 2010 were $145,331 and $126,081, respectively.  The increases were mainly due to the addition of human capital.

Income from operations

Income from operations which includes charges for depreciation for the three months ended April 30, 2011 increased 221.3% or $271,411 to $394,034 or 14.9% of net revenue compared to $122,623 or 5.7% of net revenue for the three months ended April 30, 2010.  Income from operations for the six months ended April 30, 2011 increased $502,079 or 146.7% to $844,375 or 16.5% of net revenue compared to $342,296 or 9% of net revenue for the six months ended April 30, 2010.

Other Income and Expense

The total other income and expense for the three months ended April 30, 2011 and 2010 was income of $4 and $545, respectively.  The total other income and expense for the six months ended April 30, 2011 and 2010 was income of $842 and $1,248, respectively.

Net Income

The net income before income taxes for the three months ended April 30, 2011 was $394,038 or 14.9% of net revenue compared to $123,168 or 5.7% of net revenue during the three months ended April 30, 2010.  The Company recorded $104,360 in income tax expense during the three months ended April 30, 2011 compared to $52,681 in 2010.  Second quarter 2011 net income increased $219,191 or 311% to $289,678 or 11.0% of net revenue compared to $70,487 or 3.3% of net revenue during the same period of 2010.

The net income before income taxes for the six months ended April 30, 2011 increased 146% or $501,673 to $845,217 or 16.5% of net revenue compared to $343,544 or 9.1% of net revenue during the six months ended April 30, 2010.  The Company recorded $235,165 in income tax expense during the six months ended April 30, 2011 compared to $123,476 in 2010.  The six month 2011 net income increased by $389,984 or 177.2% to $610,052 or 11.9% of net revenue compared to $220,068 or 5.8% of net revenue.

Net Income (Loss) Per Common Share

For the three months ended April 30, 2011, the net income per common share was $0.01 basic and $0.00 fully diluted compared to $0.00 basic and $0.00 diluted for the three months ended April 30, 2010.  The basic and fully diluted weighted average shares for the three months ended April 30, 2011 were 45,959,870 and 58,387,251, respectively.  The basic and fully diluted weighted average shares for the three months ended April 30, 2010 were 45,312,251 and 58,624,751, respectively.

For the six months ended April 30, 2011, the net income per common share was $0.01 basic and $0.01 diluted compared to $0.00 basic and $0.00 diluted for the six months ended April 30, 2010.  The basic and fully diluted weighted average shares for the three months ended April 30, 2011 were 45,948,296 and 58,375,677, respectively.  The basic and fully diluted weighted average shares for the six months ended April 30, 2010 were 45,312,251 and 58,624,751, respectively.

Financial Condition

From inception to April 30, 2011, we have incurred an accumulated deficit of $3,195,145.  This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as past operating losses.  Beginning in 2007 we have experienced stabilization in our business and implemented efficiency initiatives that have resulted in a larger customer base and improved profitability. This has allowed us to reduce our accumulated deficit by $5,107,730 from its high of $8,302,875 on January 31, 2007.

From inception through 2005, we financed our operations primarily through debt and equity financing.  However, during the past five fiscal years all prior debts have been repaid and operations have been financed solely from operating earnings.  During the three and six months ended April 30, 2011 we had a net increase in cash of $411,402 and $327,774, respectively.  Total cash resources as of April 30, 2011 was $2,420,583 compared with $2,092,809 at October 31, 2010.

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

The Company's Liquidity Plan

During the six months ended April 30, 2011 and the years ended October 31, 2010 and 2009, the Company has financed operations solely with cash generated through sales and the collection of its accounts receivable.

Net income for the six months ended April 30, 2011 and the year ended October 31, 2010 was $610,052 and $790,522, respectively.  During the six months ended April 30, 2011 operations provided $107,132 compared to $65,162 during the six months ended April 30, 2010.

During 2009, the Company paid $203,317 in satisfaction of all note holders.  All notes have been paid in full as at October 31, 2009.

On January 23, 2009, the Company made a $726,079 settlement payment in full satisfaction of all outstanding debentures.  This payment was in addition to other principle payments of $41,588 made during the quarter.  The holder of our debentures accepted 90% of the outstanding principle and interest in full satisfaction, resulting in a gain to the Company of $79,970.

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

Off-Balance Sheet Arrangements

At April 30, 2011 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

Operating lease obligations:  Operating lease obligations consist of office rental commitment for our offices in Montréal, Québec, Canada.   See NOTE H to our financial statements above.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three months ended April 30, 2011.   However, there can be no assurance our business will not be affected by inflation in the future.

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

•	reductions in the prices of services offered by competitors;
•	the level and timing of legal and other expenses (including settlement costs) associated with our ongoing litigation and potential indemnification obligations; and
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

As of April 30, 2011, we had exercisable stock options outstanding to purchase 12,427,381 shares of common stock.  To the extent such options are exercised there will be further dilution.  In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of April 30, 2011, a total of 9,148,568 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration.  As of February 15, 2008, Rule 144 was amended to provide that a person who is not affiliated with the issuer, holding restricted securities for a period of six months may thereafter sell those securities, if the issuer is current with its reporting requirements.  Persons who are not affiliated with the issuer and who have held their restricted securities for at least one year are not subject to any limitations.  Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934*

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934*

32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

(b) Reports on Form 8-K

On March 15, 2011, the company filed form 8-K with the SEC announcing financial results and certain other information related to the first quarter ended January 31, 2011.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 8, 2011	Superclick, Inc.
/s/ Sandro Natale
Name: Sandro Natale
Title: President & CEO