Form 10-Q
period 2011-07-31
SUPERCLICK INC
filed 2011-09-14
CIK 1104891

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended July 31, 2011.

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.0006 par value, as of September 7, 2011 was 45,959,870.

ITEM 1.  FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Balance Sheets
	July 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$2,675,928	$2,092,809
Accounts receivable, net (Notes A&B)	2,203,209	1,835,377
Taxes receivable (Note C)	24,728	230,146
Inventory (Note D)	603,124	440,477
Financing receivables (Note B)	227,196	99,932
Other current assets	36,700	47,471
TOTAL CURRENT ASSETS	5,770,885	4,746,212
Fixed assets, net (Note E)	332,437	160,943
Financing receivables (Note B)	217,078	96,875
TOTAL ASSETS	$6,320,400	$5,004,030

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note F)	$1,231,646	$1,515,245
Deferred revenue (Note G)	1,144,615	876,236
Deferred financing income (Note B)	31,820	21,875
TOTAL CURRENT LIABILITIES	2,408,081	2,413,356

Deferred financing income (Note B)	11,991	16,312
TOTAL LIABILITIES	2,420,072	2,429,668

Commitments (Note H)	-	-

STOCKHOLDERS' EQUITY (Note I)
Common stock, par value $.0006, 175,000,000 shares authorized; issued and outstanding 45,959,870 and 45,662,251 at July 31, 2011 and October 31, 2010, respectively.	28,117	27,939
Additional paid-in capital	6,155,601	6,140,779
Accumulated deficit	(2,788,638)	(3,805,197)
Accumulated other comprehensive income (loss)
(Cumulative translation adjustment)	520,388	225,981
Treasury Stock	(15,140)	(15,140)
TOTAL STOCKHOLDERS' EQUITY	3,900,328	2,574,362
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,320,400	$5,004,030

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended July 31, 2011 and 2010
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Revenue
Net Sales	$1,704,316	$1,109,853	$4,444,523	$2,812,337
Services	1,290,149	1,035,718	3,677,586	3,115,593
Net revenue	2,994,465	2,145,571	8,122,109	5,927,930
Cost of goods sold	1,370,600	1,169,304	3,874,201	3,089,851
Gross profit	1,623,865	976,267	4,247,908	2,838,079

Costs and Expenses
Selling, general & administrative	916,656	612,477	2,523,244	1,979,954
Research & development	73,006	64,184	218,337	190,265
Depreciation	21,917	6,743	49,666	32,701
Total costs and expenses	1,011,579	683,404	2,791,247	2,202,920

Income from operations	612,286	292,863	1,456,661	635,159

Other Income and (Expense)
Interest income	912	750	2,266	2,732
Interest expense	(370)	(495)	(882)	(1,229)
Total other income and (expense)	542	255	1,384	1,503
Net income before income taxes	612,828	293,118	1,458,045	636,662
Income taxes	(206,321)	(100,979)	(441,486)	(224,455)
Net income	$406,507	$192,139	$1,016,559	$412,207

Net income per common share:
Basic	$0.01	$0.00	$0.02	$0.01
Diluted	$0.01	$0.00	$0.02	$0.01
Weighted average common shares outstanding:
Basic	45,959,870	45,416,695	45,954,359	45,347,066
Diluted	58,387,251	58,524,751	58,381,740	58,524,751

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statement of Stockholder's Equity
For the Nine months Ended July 31, 2011 (Unaudited) and the Year Ended Octoober 31, 2010

						Accumulated
	Common Stock			Additional		Other		Total
	Number of			Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Payable	Capital	Deficit	Income (loss)	Stock	Equity
BALANCES October 31, 2009	45,312,251	$27,729	$-	$6,123,489	$(4,595,719)	$54,010	$(15,140)	$1,594,369

Stock options exercised	350,000	$210		$17,290				17,500
Foreign Currency Translation Adjustment						171,971		171,971
Net profit					790,522			790,522
BALANCES October 31, 2010	45,662,251	$27,939	$-	$6,140,779	$(3,805,197)	$225,981	$(15,140)	$2,574,362

Stock options exercised	297,619	$178		$14,822				15,000
Foreign Currency Translation Adjustment						294,407		294,407
Net profit					1,016,559			1,016,559
BALANCES April 30, 2011	45,959,870	$28,117	$-	$6,155,601	$(2,788,638)	$520,388	$(15,140)	$3,900,328

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended July 31, 2011 and 2010

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010

Net income	$406,507	$192,139	$1,016,559	$412,207

Other comprehensive income
Foreign currency translation adjustment	(12,023)	(50,950)	294,407	134,437

Net comprehensive income	$394,484	$141,189	$1,310,966	$546,644

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three and Nine Months Ended July 31, 2011 and 2010
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$406,507	$192,139	$1,016,559	$412,207
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	21,917	6,743	49,666	32,700
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	(148,483)	(744,905)	(85,093)	(38,399)
Financing receivables	61,490	-	(383,720)	-
Other receivables	-	(8,103)	2,108	(8,695)
Prepaid expenses	90,801	26,575	13,574	(32,533)
Inventory	(8,602)	(110,675)	(129,786)	(543,614)
Accounts payable and accrued expenses	57,244	166,015	(518,517)	251,121
Accrued payroll	(30,850)	(1,465)	(7,073)	(55,348)
Income taxes payable and receivable	198,367	(25,815)	390,083	(432,616)
Deferred revenue	(201,795)	98,479	205,927	79,326
CASH PROVIDED BY OPERATING ACTIVITIES	446,596	(401,012)	553,728	(335,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(170,884)	(24,546)	(207,536)	(47,508)
CASH (USED) FOR INVESTING ACTIVITIES	(170,884)	(24,546)	(207,536)	(47,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	-	10,000	15,000	10,000
CASH (USED) FOR FINANCING ACTIVITIES	-	10,000	15,000	10,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(20,367)	(64,527)	221,928	160,001
NET INCREASE (DECREASE) IN CASH	255,345	(480,085)	583,120	(213,358)
CASH, beginning of period	2,420,583	2,458,785	2,092,809	2,192,058
CASH, end of period	$2,675,928	$1,978,700	$2,675,928	$1,978,700

Interest paid	$370	$-	$1,145	$734
Taxes paid	$-	$114,067	$-	$643,618

Other non-cash investing and financing activities:
None.

SEE NOTES TO FINANCIAL STATEMENTS

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited financial statements of Superclick, Inc. as of July 31, 2011 and for the three and nine month period ended July 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Superclick, Inc.'s Form 10-K for the year ended October 31, 2010.   In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.   The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

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
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

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

Advertising
The Company expenses all advertising as incurred.  For the three months ended July 31, 2011 and 2010, the Company incurred approximately $72,280 and $48,098, respectively in marketing and advertising expense.  For the nine months ended July 31, 2011 and 2010, the Company incurred approximately $102,052 and $83,860, respectively in marketing and advertising expense.

Research and development
Expenses related to present and future products are expensed as incurred.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of July 31, 2011.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of July 31, 2011.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of July 31, 2011.

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
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

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
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

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

In May 2011, the FASB issued ASU 2011-04 – Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s concurrently issued IFRS 13, Fair Value Measurement.  The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement. For public entities, the amendments in the ASU are effective prospectively for interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  The Company does not expect adoption of this ASU to have a material impact on our financial statements or footnote disclosures.

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
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

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

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers.  At July 31, 2011, one customer accounted for 30% of accounts receivable.  At July 31, 2010, one customer accounted for 14% of accounts receivable.

During the three months ended July 31, 2011, one customer accounted for 24% of sales.  During the three months ended July 31, 2010, one customer accounted for 20% of sales.  During the nine months ended July 31, 2011, one customer accounted for 22% of sales.  During the nine months ended July 31, 2010, no customer accounted for more than 10% of sales.

For the three months ended July 31, 2011 and 2010, approximately 31% and 34% of the Company's net sales were made to customers outside the United States.  For the nine months ended July 31, 2011 and 2010, approximately 30% and 37% of the Company's net sales were made to customers outside the United States.

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

NOTE B – ACCOUNTS RECEIVABLE

Accounts Receivable
The accounts receivable balance of $2,203,209 as of July 31, 2011 is reported net of an allowance for doubtful accounts of $22,817.

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
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

NOTE B – ACCOUNTS RECEIVABLE (Continued)

Sales Type Lease Receivable (Continued)
The Company received a $45,000 payment and agreed to finance the remaining principle amount of $171,092.

On July 14, 2010, the Company entered into an agreement with a customer whereby under the three year Agreement, the customer will receive 24x7x365 helpdesk support for hotel guests and staff and a wireless infrastructure.  In exchange, the Company will receive a monthly room fee. Contained in the single monthly room fee is revenue for ongoing support and financing on the installation hardware and labor.  At the end of the 36 month term, ownership of the hardware passes to the customer.   The sale price of the installed hardware was $456,588 and includes hardware and installation which was accounted for under the completed contract method.  During the three months ended January 31, 2011, the Company completed the hardware installations and recognized $456,588, of which $410,243 was recognized as revenue and $46,345 as deferred financing revenue and was based on an imputed interest rate of 7.5%.  The deferred financing revenue is being recognized over the 36 month term of the financing arrangement.

As of July 31, 2011 we have recorded $227,196 of current lease receivables and $217,078 of non-current lease receivables.  Additionally, related to the above agreements are the current and not-current unearned interest income (i.e. Deferred Financing Income) of $31,820 and $11,991, respectively, in the liability portion of our balance sheet.

During the three and nine months ended July 31, 2011, the Company recognized interest income related to the above sales-type leases of $11,506 and $39,399, respectively.

The future minimum lease payments to be received for each of the next five years is as follows:

Period Ending October 31,	Future Minimum Lease Payments	Unearned Income
2011	$59,049	$10,033
2012	217,782	26,325
2013	167,443	7,453
2014	-	-
2015	-	-
Total	$444,274	$43,811

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

During the three and nine months ended July 31, 2011, the Company recorded a provision for income taxes of $206,321 and $441,486, respectively.  As of July 31, 2011, the company had an income tax payable of $201,956 (See Note F below).

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

NOTE C – TAXES RECEIVABLE (Continued)

The Company updates the estimate of its annual effective tax rate at the end of each quarterly period.  The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws and the possible outcomes of current and future audits.

SNI pays and/or receives reimbursement of goods and services tax charged on the resale of goods and services transacted in Canada from both Federal and from the Provincial governments.  As of July 31, 2011 and October 31, 2010, the Company recognized a receivable of $24,728 and a payable of $26,663, respectively, for those sales taxes.

NOTE D - INVENTORY

Inventory is comprised of computer equipment and stated at the lower of cost or market, as determined using the first in, first out method.   The following table represents the major components of inventory at July 31, 2011 and October 31, 2010:

	July 31,	October 31,
	2011	2010
Computer equipment	$639,736	$483,382
Allowance for obsolete inventory	(36,612)	(42,905)
Inventory, net	$603,124	$440,477

NOTE E – FIXED ASSETS

Property and equipment consisted of the following at July 31, 2011 and October 31, 2010:

	July 31,	October 31,
	2011	2010
Computer hardware	$309,836	$290,068
Furniture & fixtures	334,675	153,395
Computer software	120,870	103,343
Leasehold improvements	66,993	34,474
Fabrication mold and dye	23,852	22,330
	856,226	603,610
Accumulated depreciation	(523,789)	(442,667)
Fixed assets, net	$332,437	$160,943

Depreciation expense for the three months ended July 31, 2011 and 2010 was $21,917 and $6,743, respectively.  Depreciation expense for the nine months ended July 31, 2011 and 2010 was $49,666 and $32,701, respectively.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

NOTE F – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at July 31, 2011 and October 31, 2010:

	July 31,	October 31,
	2011	2010
Trade payables	$417,436	$888,049
Customer overpayments	187,594	176,487
Professional fees	178,099	184,318
Accrued wages payable	246,562	239,728
Income taxes payable	201,955	-
GST/QST tax payable	-	26,663

	$1,231,646	$1,515,245

As of July 31, 2011, accrued payroll included $22,056 and $28,651 due to the CEO and CFO, respectively.  As of October 31, 2010, accrued wages payable included $40,041 and $31,722 due to the CEO and CFO, respectively.

NOTE G – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed.  As of July 31, 2011, the deferred revenue balance of $1,144,615 consisted of $843,799 related to support and maintenance for multiple customers and $300,816 related to customer deposits for future hardware installations.

As of October 31, 2010, the deferred revenue balance of $876,236 consisted of $677,731 related to support and maintenance for multiple customers and $198,505 related to customer deposits for future hardware installations.

NOTE H - COMMITMENTS

On October 1, 2010 the Company renewed a lease for office space.  The lease extends through September 30, 2014 at a rate of $4,695 per month.  At July 31, 2011, contractual obligations were as follows:

Rent
2011	14,085
2012	56,340
2013	56,340
2014	51,645
2015 and thereafter	-
$178,410

During the three months ended July 31, 2011 and 2010, the Company incurred $17,388 and $11,416, respectively, in rent expense.  During the nine months ended July 31, 2011 and 2010, the Company incurred $52,916 and $40,196, respectively, in rent expense.

The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

NOTE I - PREFERRED AND COMMON STOCK

Preferred Stock
The Company has authorized 20,000,000 shares of $.0001 par value preferred stock available for issuance.  No preferred shares have been issued as of July 31, 2011.

Common Stock Options
During the nine months ended July 31, 2011, the Company received $15,000 upon the exercise of options to acquire 297,619 shares of common stock at the exercise price of $0.0504 per share.  No options were granted.  The Company has recorded compensation expense of $767,017 through July 31, 2011.

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

During the nine months ended July 31, 2011, the Company received $15,000 upon the exercise of options to acquire 297,619 shares of common stock at the exercise price of $0.0504 per share.  No options were granted.

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

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

NOTE J – STOCK INCENTIVE PLANS (Continued)

The 2004 Incentive Stock Option Plan (Continued)
The following table summarizes the Company's stock option activity for the nine months ended July 31, 2011 and the year ended October 31, 2010:

	July 31,		October 31,
	2011		2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	12,725,000	$0.0504	13,852,356	$0.0504
Granted	-	-	-	-
Forfeited	-	-	(777,356)	0.5000
Exercised	(297,619)	0.0504	(350,000)	0.0500
Outstanding at end of year	12,427,381	$0.0504	12,725,000	$0.0504
Options exerciseable	12,427,381		12,725,000

The following table summarizes information about the Company's stock options outstanding at July 31, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At April 30,	Contractural	Exercise	Number	Exercise
Prices	2011	Life (years)	Price	Outstanding	Price

$0.0504	12,427,381	-	$0.0504	12,427,381	$0.0504
					-
Total	12,427,381	-	$0.0504	12,427,381	$0.0504

The Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.  The Company also estimates the amount of forfeitures or the amount of options that will be canceled in the future.  During the nine months ended July 31, 2011 and the years ended October 31, 2010 and 2009, the Company recognized no compensation expense.  The Company has recorded compensation expense of $767,017 through July 31, 2011.

2004 Superclick, Inc. Non-Employee Director's Stock Incentive Plan
On December 31, 2003, the Board of Directors of the Company adopted the 2004 Superclick, Inc. Non-Employee Director's Stock Incentive Plan.

No awards under the Non-Employee Director's Stock Incentive Plan were granted or issued during the nine months ended July 31, 2011 or during the year ended October 31, 2010

From inception through July 31, 2011, the Company has issued 2,569,772 shares to our directors under this stock incentive plan.

SUPERCLICK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

NOTE K – RELATED PARTY TRANSACTION

Mr. Pitcher, Chairman of the Company’s Board of Directors, provides consulting services to the Company in exchange for monthly compensation of $5,000 and related expenses.  During the three and nine months ended July 31, 2011, Mr. Pitcher received $9,410 and $52,945, respectively.  During the three and nine months ended July 31, 2010, Mr. Pitcher received $15,300 and $48,148, respectively.

Mr. Ronald A. Fon became a Director of the Company during February 2009.  Mr. Fon is also a principal with a firm that provides investor relations (IR) consulting services to the Company for monthly compensation of approximately $3,500.  During the three and nine months ended July 31, 2011 approximately $17,412 and $46,937, respectively was paid to the IR firm.  During the three and nine months ended July 31, 2010 approximately $14,228 and $45,998, respectively was paid to the IR firm.

NOTE L – LEGAL PROCEEDINGS

On November 17, 2009 the Company was named as a defendant by Nomadix, Inc. in a complaint for patent infringement of certain U.S. patents.  It is not possible to reasonably determine the outcome of this complaint. The Company has been monitoring the matter closely and has been in discussion directly with the Plaintiff to review the matter.  However, it is not possible to assess at this time whether or not the Company needs to reserve for a potential settlement.

NOTE M - SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, the Company evaluated subsequent events through the date the accompanying financial statements were completed on September 7, 2011, and noted there were no qualifying events.

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

Revenue Recognition

The company recognizes revenue when it is realized or realizable and earned. The company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.  Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client, and either client acceptance has been obtained, client acceptance provisions have lapsed, or the company has objective evidence that the criteria specified in the client acceptance provisions have been satisfied.  The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

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

Results of Operations

THREE AND NINE MONTHS ENDED JULY 31, 2011 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2010

Revenue

Net Revenue for the three months ended July 31, 2011 increased $848,894 or 39.6% to $2,994,465 compared to $2,145,571 for the three months ended July 31, 2010. Net Revenue for the nine months ended July 31, 2011 increased $2,194,179 or 37.0% to $8,122,109 compared to $5,927,930 for the nine months ended July 31, 2010.

Net sales revenue which includes revenue generated from new business increased 53.6% to $1,704,316 from $1,109,853 for the quarter and 58.0% to $4,444,523 from $2,812,337 year to date. The increase was mainly due to the acquisition of new business generated by new brand relationships and the continued success of the company’s hardware refresh program where existing clients are upgrading their existing HSIA networks to meet brand standards.

Services revenue, which includes revenue generated from guest support services, grew 24.6% to $1,290,149 from $1,035,718 for the quarter and 18.0% to $3,677,586 from $3,115,593 year to date. The favorable variance was mainly due to successfully renewing support service contracts with existing clients, and securing services with higher level service level agreements with newly deployed clients.

Gross Profit

Gross profit for the three months ended July 31, 2011 increased $647,598 or 66.3% to $1,623,865 compared to $976,267 for the three months ended July 31, 2010.  Gross profit for the nine months ended July 31, 2010 increased $1,409,829 or 49.7% to $4,247,908 compared to $2,838,079 for the nine months ended July 31, 2010.
Due to the quarter’s positive sales mix of new clients, the current quarter experienced both a favorable gross profit and gross margin compared to the previous year.  The positive quarter`s results also improved the year to date profit and margins.
Gross margin for the quarter was 54.2% compared to 45.5% for the previous year’s comparable period and 52.3% year to date compared to 47.9% last year.

Selling, General and Administrative

Selling, General and Administrative expenses (SG&A) for the three months ended July 31, 2011 and 2010 were $916,656 and $612,477, respectively.  For the nine months ended July 31, 2011 and 2010 (SG&A) were $2,523,244 and $1,979,954, respectively.
The quarter increase of $304,179 was mainly due to approximately $56,000 related to foreign exchange conversion, approximately $130,000 related to increase sales activities, approximately $70,000 related to increased professional services and $50,000 related to increased general operating expenses.
The year to date increase of $543,290 was mainly due to increased costs related to sales related activities of approximately $190,000, foreign exchange loss of approximately $125,000, approximately $94,000 due to increased professional fees, approximately $134,000 due to increased general operating expenses.
As a percentage of net revenue, SG&A was higher compared to the previous year for the quarter but lower year to date.  The quarter and year to date SG&A per sales compared to last year was 30.6% compared to 28.5% the previous year and 31.1% compared to 33.4% last year, respectively.

Research and Development

Research and development expenses for the three months ended July 31, 2011 and 2010 were $73,006 and $64,184, respectively. Research and development expenses for the nine months ended July 31, 2011 and 2010 were $218,337 and $190,265, respectively.  The increases were mainly due to the addition of human capital.

Income from operations

Income from operations which includes charges for depreciation for the three months ended July 31, 2011 increased 109.1% or $319,423 to $612,286 or 20.4% of net revenue compared to $292,863 or 13.6% of net revenue for the three months ended July 31, 2010.  Income from operations for the nine months ended July 31, 2011 increased 129.3% or $821,502 to $1,456,661 or 17.9% of net revenue compared to $635,159 or 10.7% of net revenue for the nine months ended July 31, 2010.

Other Income and Expense

The total other income and expense for the three months ended July 31, 2011 and 2010 was income of $542 and $255, respectively.  The total other income and expense for the nine months ended July 31, 2011 and 2010 was income of $1,384 and $1,503, respectively.

Net Income

The net income before income taxes for the three months ended July 31, 2011 was $612,828 or 20.5% of net revenue compared to $293,118 or 13.7% of net revenue during the three months ended July 31, 2010.  The Company recorded $206,321 in income tax expense during the three months ended July 31, 2011 compared to $100,979 in 2010.  Third quarter 2011 net income increased $214,368 or 111.6% to $406,507 or 13.6% of net revenue compared to $192,139 or 9.0% of net revenue during the same period of 2010.
The net income before income taxes for the nine months ended July 31, 2011 increased 129.0% or $821,383 to $1,458,045 or 18.0% of net revenue compared to $636,662 or 10.7% of net revenue during the nine months ended July 31, 2010.  The Company recorded $441,486 in income tax expense during the nine months ended July 31, 2011 compared to $314,553 in 2010.  The nine month 2011 net income increased by $694,450 or 215.6% to $1,016,559 or 12.5% of net revenue compared to $322,109 or 5.4% of net revenue.

Net Income (Loss) Per Common Share

For the three months ended July 31, 2011, the net income per common share was $0.01 basic and $0.01 fully diluted compared to $0.00 basic and $0.00 diluted for the three months ended July 31, 2010.  The basic and fully diluted weighted average shares for the three months ended July 31, 2011 were 45,959,870 and 58,387,251, respectively.  The basic and fully diluted weighted average shares for the three months ended July 31, 2010 were 45,416,695 and 58,524,751, respectively.
For the nine months ended July 31, 2011, the net income per common share was $0.02 basic and $0.02 diluted compared to $0.01 basic and $0.01 diluted for the nine months ended July 31, 2010.  The basic and fully diluted weighted average shares for the three months ended July 31, 2011 were 45,954,359 and 58,381,740, respectively.  The basic and fully diluted weighted average shares for the nine months ended July 31, 2010 were 45,347,066 and 58,524,751, respectively.

Financial Condition

From inception to July 31, 2011, we have incurred an accumulated deficit of $2,788,638.  This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as past operating losses.  Beginning in 2007 we have experienced stabilization in our business and implemented efficiency initiatives that have resulted in a larger customer base and improved profitability. As a result we have experienced a net profit in the past eighteen consecutive quarters beginning with our second quarter ending April 30, 2007. This has allowed us to reduce our accumulated deficit by $5,514,237 from its high of $8,302,875 on January 31, 2007.

From inception through 2005, we financed our operations primarily through debt and equity financing.  However, during the past several fiscal years all prior debts have been repaid and operations have been financed solely from operating earnings.  During the three and nine months ended July 31, 2011 we had a net increase in cash of $255,345 and $583,120, respectively.  Total cash resources as of July 31, 2011 were $2,675,928 compared with $2,092,809 at October 31, 2010.

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

The Company's Liquidity Plan

During the nine months ended July 31, 2011 and the years ended October 31, 2010 and 2009, the Company has financed operations solely with cash generated through sales and the collection of its accounts receivable.

Net income for the nine months ended July 31, 2011 and the year ended October 31, 2010 was $1,016,559 and $790,522, respectively.  During the nine months ended July 31, 2011 operations provided $553,728 compared to using $335,851 during the nine months ended July 31, 2010.

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

Off-Balance Sheet Arrangements

At July 31, 2011 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

Operating lease obligations:  Operating lease obligations consist of office rental commitment for our offices in Montréal, Québec, Canada.   See NOTE H to our financial statements above.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three months ended July 31, 2011.   However, there can be no assurance our business will not be affected by inflation in the future.

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

As of July 31, 2011, we had exercisable stock options outstanding to purchase 12,427,381 shares of common stock.  To the extent such options are exercised there will be further dilution.  In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of July 31, 2011, a total of 9,148,568 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration.  As of February 15, 2008, Rule 144 was amended to provide that a person who is not affiliated with the issuer, holding restricted securities for a period of six months may thereafter sell those securities, if the issuer is current with its reporting requirements.  Persons who are not affiliated with the issuer and who have held their restricted securities for at least one year are not subject to any limitations.  Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

Date: September 7, 2011	Superclick, Inc.
/s/ Sandro Natale
Name: Sandro Natale
Title: President & CEO